Form 10-Q
period 2019-09-30
Cambium Networks Corp
filed 2019-11-08
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2019 the registrant had 25,634,417 shares of ordinary shares, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this prospectus and are subject to a number of risks, uncertainties and assumptions described in the “Risk factors” section and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	the unpredictability of our operating results;
•	our inability to predict and respond to emerging technological trends and network operators’ changing needs;
•	our reliance on third-party manufacturers, which subjects us to risks of product delivery delays and reduced control over product costs and quality;
•	our reliance on distributors and value-added resellers for the substantial majority of our sales;
•	the inability of our third-party logistics and warehousing providers to deliver products to our channel partners and network operators in a timely manner;
•	the quality of our support and services offerings;
•	our expectations regarding outstanding litigation;
•	our or our distributors’ and channel partners’ inability to attract new network operators or sell additional products to network operators that currently use our products;
•	the difficulty of comparing or forecasting our financial results on a quarter-by-quarter basis due to the seasonality of our business;
•	our limited or sole source suppliers’ inability to produce third-party components to build our products;
•	the technological complexity of our products, which may contain undetected hardware defects or software bugs;
•	our channel partners’ inability to effectively manage inventory of our products, timely resell our products or estimate expected future demand;
•	credit risk of our channel partners, which could adversely affect their ability to purchase or pay for our products;
•	our inability to manage our growth and expand our operations;
•	unpredictability of sales and revenues due to lengthy sales cycles;
•	our inability to maintain an effective system of internal controls, remediate our material weakness, produce timely and accurate financial statements or comply with applicable regulations;
•	our reliance on the availability of third-party licenses;
•	risks associated with international sales and operations;
•	current or future unfavorable economic conditions, both domestically and in foreign markets; and
•	our inability to obtain intellectual property protections for our products

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Cambium Networks Corporation

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,	September 30,
	2018	2019
ASSETS		(unaudited)
Current assets
Cash	$4,441	$18,950
Receivables, net of allowances	60,389	59,824
Inventories, net	30,710	41,933
Recoverable income taxes	679	527
Prepaid expenses	3,465	6,301
Other current assets	5,889	4,516
Total current assets	105,573	132,051
Noncurrent assets
Property and equipment, net	7,965	8,257
Software, net	3,944	4,084
Operating lease assets	—	6,957
Intangible assets, net	8,493	15,693
Goodwill	8,060	8,963
Deferred tax assets, net	8,022	496
TOTAL ASSETS	$142,057	$176,501
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities
Accounts payable	$23,710	$20,894
Accrued liabilities	18,263	20,425
Employee compensation	4,377	4,961
Current portion of long-term external debt	8,836	9,329
Payable to Sponsor	5,582	—
Deferred revenues	2,770	7,557
Other current liabilities	2,761	5,870
Total current liabilities	66,299	69,036
Noncurrent liabilities
Long-term external debt	94,183	56,522
Deferred revenues	1,541	5,184
Noncurrent operating lease liabilities	—	5,544
Other noncurrent liabilities	605	—
Total liabilities	162,628	136,286
Shareholders' (deficit) equity
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2018 and September 30, 2019; 77,179 shares issued and outstanding at December 31, 2018 and 25,725,542 issued and 25,634,417 outstanding at September 30, 2019	—	3
Additional paid in capital	772	103,992
Capital contribution	24,651	—
Treasury shares, at cost, 0 shares at December 31, 2018 and 91,125 shares at September 30, 2019	—	(1,094)
Accumulated deficit	(45,773)	(62,325)
Accumulated other comprehensive loss	(221)	(361)
Total shareholders’ (deficit) equity	(20,571)	40,215
TOTAL LIABILITIES AND (DEFICIT) EQUITY	$142,057	$176,501

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cambium Networks Corporation

Consolidated Statements of Operations

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Revenues	$58,981	$65,703	$178,453	$202,966
Cost of revenues	31,469	33,871	93,429	105,032
Gross profit	27,512	31,832	85,024	97,934
Operating expenses
Research and development	9,810	9,895	28,883	35,566
Sales and marketing	10,805	10,363	31,290	34,808
General and administrative	5,520	5,996	14,164	24,189
Depreciation and amortization	2,448	1,449	7,156	3,957
Total operating expenses	28,583	27,703	81,493	98,520
Operating (loss) income	(1,071)	4,129	3,531	(586)
Interest expense	2,033	2,105	5,879	6,674
Other expense	116	61	457	251
(Loss) income before income taxes	(3,220)	1,963	(2,805)	(7,511)
(Benefit) provision for income taxes	(665)	3	(548)	9,041
Net (loss) income	$(2,555)	$1,960	$(2,257)	$(16,552)
(Loss) earnings per share
Basic and diluted	$(0.19)	$0.08	$(0.17)	$(0.93)
Weighted-average number of shares outstanding to compute net (loss) income per share
Basic and diluted	13,600,411	25,634,417	13,600,411	17,743,703

Share-based compensation included in costs and expenses:
Cost of revenues	$—	$14	$—	$196
Research and development	—	199	—	5,062
Sales and marketing	—	374	—	3,981
General and administrative	—	241	—	7,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cambium Networks Corporation

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Net (loss) income	$(2,555)	$1,960	$(2,257)	$(16,552)
Other comprehensive (loss) income
Foreign currency translation adjustment	(186)	(166)	(494)	(140)
Comprehensive (loss) income	$(2,741)	$1,794	$(2,751)	$(16,692)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cambium Networks Corporation

Consolidated Statements of Shareholders’ (Deficit) Equity

(in thousands)

(unaudited)

	Three Months Ended September 30, 2018
	Share Capital
	Shares	Amount	Additional paid in capital	Capital contribution	Treasury shares	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' (deficit) equity
Balance at June 30, 2018	77	$—	$772	$24,651	$—	$(43,962)	$(157)	$(18,696)
Net loss	—	—	—	—	—	(2,555)	—	(2,555)
Foreign currency translation	—	—	—	—	—	—	(186)	(186)
Balance at September 30, 2018	77	$—	$772	$24,651	$—	$(46,517)	$(343)	$(21,437)

	Nine Months Ended September 30, 2018
	Share Capital
	Shares	Amount	Additional paid in capital	Capital contribution	Treasury shares	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' (deficit) equity
Balance at December 31, 2017	77	$—	$772	$24,651	$—	$(43,400)	$151	$(17,826)
Adjustment for adoption of ASC 606					—	(860)	—	(860)
Net loss	—	—	—	—	—	(2,257)	—	(2,257)
Foreign currency translation	—	—	—	—	—	—	(494)	(494)
Balance at September 30, 2018	77	$—	$772	$24,651	$—	$(46,517)	$(343)	$(21,437)

	Three Months Ended September 30, 2019
	Share Capital
	Shares	Amount	Additional paid in capital	Capital contribution	Treasury shares	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' (deficit) equity
Balance at June 30, 2019	25,632	$3	$103,543	$—	$(1,133)	$(64,285)	$(195)	$37,933
Net income	—	—	—	—	—	1,960	—	1,960
Share-based compensation	—	—	828	—	—	—	—	828
Additional issuance costs in initial public offering	—	—	(361)	—	—	—	—	(361)
Treasury shares withheld for net settlement in Recapitalization	2	—	(18)	—	39	—	—	21
Foreign currency translation	—	—	—	—	—	—	(166)	(166)
Balance at September 30, 2019	25,634	$3	$103,992	$—	$(1,094)	$(62,325)	$(361)	$40,215

	Nine Months Ended September 30, 2019
	Share Capital
	Shares	Amount	Additional paid in capital	Capital contribution	Treasury shares	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' (deficit) equity
Balance at December 31, 2018	77	$—	$772	$24,651	$—	$(45,773)	$(221)	$(20,571)
Net loss	—	—	—	—	—	(16,552)	—	(16,552)
Share-based compensation	—	—	16,906	—	—	—	—	16,906
Issuance of shares in Recapitalization and related reclassification	19,848	2	24,651	(24,651)	—	—	—	2
Issuance of shares in initial public offering, net of issuance costs of $8,226	5,800	1	61,373	—	—	—	—	61,374
Treasury shares withheld for net settlement in Recapitalization	(91)	—	290	—	(1,094)	—	—	(804)
Foreign currency translation	—	—	—	—	—	—	(140)	(140)
Balance at September 30, 2019	25,634	$3	$103,992	$—	$(1,094)	$(62,325)	$(361)	$40,215

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cambium Networks Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2019
Cash flows from operating activities:
Net loss	$(2,257)	$(16,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,075	2,633
Amortization of software and intangible assets	5,255	1,688
Amortization of debt issuance costs	425	1,005
Share-based compensation	—	16,906
Deferred income taxes	(1,064)	7,499
Other	890	406
Change in assets and liabilities:
Receivables	(3,892)	653
Inventories	(9,453)	(8,662)
Accounts payable	6,066	(1,657)
Accrued employee compensation	(3,947)	343
Accrued liabilities	2,977	164
Accrued Sponsor interest and payables	430	(5,457)
Other assets and liabilities	(2,244)	(1,561)
Net cash used in operating activities	(4,739)	(2,592)
Cash flows from investing activities:
Purchase of property and equipment	(3,810)	(2,535)
Purchase of software	(1,242)	(872)
Cash paid for acquisitions	—	(2,000)
Net cash used in investing activities	(5,052)	(5,407)
Cash flows from financing activities:
Proceeds from issuance of revolver debt	9,962	—
Repayment of term loan	(3,375)	(27,837)
Repayment of revolver debt	—	(10,000)
Payment of debt issuance costs	—	(336)
Proceeds from initial public offering, net of underwriters commission and fees	—	65,988
Payment of deferred offering costs	—	(4,435)
Taxes paid related to net share settlement of equity awards	—	(802)
Net cash provided by financing activities	6,587	22,578
Effect of exchange rate on cash	(18)	(70)
Net (decrease) increase in cash	(3,222)	14,509
Cash, beginning of period	7,377	4,441
Cash, end of period	$4,155	$18,950
Supplemental disclosure of cash flow information:
Income taxes paid	$759	$1,432
Interest paid	$5,107	$5,270
Significant non-cash activities:
Issuance of shares for unreturned capital and accumulated yield	$—	$49,252
Deferred offering costs included in accrued liabilities	$—	$179

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Cambium Networks Corporation and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated.  The consolidated financial statements as of September 30, 2019, and for the three and nine-month periods ended September 30, 2018 and 2019, are unaudited. The unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements other than the adoption with effect from January 1, 2019 of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 842, Leases, and, in the opinion of management, reflect all adjustments, which comprise only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2019 and results of operations for the three and nine-month periods ended September 30, 2018 and 2019 and cash flows for the nine-month period ended September 30, 2018 and 2019. The consolidated balance sheet as of December 31, 2018, was derived from the audited financial statements.

On June 6, 2019, the Company completed a 100:1 share subdivision to its sole shareholder of record.  Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retrospectively to reflect the subdivision.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States (“GAAP”) have been condensed or omitted.  The consolidated financial statements contained herein should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in its Prospectus filed pursuant to Rule 424(B)(4), as filed on June 26, 2019.  The results of operations for the three and nine-month periods ended September 30, 2019 are not necessarily indicative of the operating results to be expected for the full year.  Certain amounts in prior periods have been adjusted to conform with the current year presentation.

Initial public offering

The Company’s registration statement on Form S-1 (the “IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on June 25, 2019, and the Company’s ordinary shares began trading on the Nasdaq Global Market on June 26, 2019.  On June 28, 2019, the Company completed its IPO, in which the Company sold 5,800,000 shares at a price to the public of $12.00 per share.  The Company received aggregate net proceeds of $66.0 million after deducting underwriting discounts and commissions of $3.6 million. As of September 30, 2019, the Company used the proceeds from its IPO to pay offering costs of $4.4 million, paydown debt of $30.7 million, pay management fees owed to Vector Capital of $5.6 million, and pay $2.0 million for the initial purchase price to acquire select assets and assume select liabilities of the Xirrus Wi-Fi business.

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

Immediately prior to the completion of the IPO, the Company filed its Amended and Restated Memorandum and Articles of Association, which authorizes a total of 500,000,000 ordinary shares.  Upon the filing of the Amended and Restated Memorandum and Articles of Association, based on the IPO price of $12.00 per share, and as part of the Recapitalization descibed above, the Company (i) issued additional shares to VCH, L.P., such that its aggregate shareholding in it is now 17,704,754 shares, (ii) issued 2,129,663 net shares to its employees and service providers and (iii) granted 240,037 restricted share awards or restricted share units in respect of shares that would be subject to vesting based on continued employment with or provision of services to the Company.  The Company recorded non-cash share-based compensation expense of $15.4 million in June 2019 related to the aforementioned issuance of the shares to its employees and service providers. In addition, the Company issued an aggregate 2,172,000 share options and restricted share units to employees and directors, effective upon pricing of the IPO of $12.00 per share and recorded an additional $0.7 million of share-based compensation expense related to these awards in June 2019.

Use of Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates these estimates, including those related to the allocation of selling prices in arrangements with multiple performance obligations, provision for excess and obsolete inventory, allowance for doubtful accounts, the carrying amount of estimated inventory returns, the estimated amount expected to be refunded to customers in respect of inventory returns, provision for warranty claims, useful lives of long-lived assets and impairment assessments, fair value of equity awards granted to employees and the associated forfeiture rates, fair value of assets acquired, liabilities assumed, goodwill and identifiable intangible assets in business combinations, leases, provision for income taxes, recoverability of deferred tax assets, and deferred tax liabilities related to property and equipment. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Segments

Management has determined that it operates as one operating segment and one reporting unit as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker.  Decisions about resource allocation or operating performance assessments are not made below a total company level.  Consequently, impairment testing is performed at the consolidated level as one reporting unit.  See Note 17 – Segment information and revenues by geography for additional informaiton.

Recognition of revenues

Revenues consist primarily of revenues from the sale of hardware products with essential embedded software.  Revenues also include limited amounts for software products and extended warranty on hardware products.  Substantially all products are sold through distributors and other channel partners, such as resellers and systems integrators.

The Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), and all the related amendments on January 1, 2018, applying the modified retrospective method to all contracts not completed as of the date of adoption.  The Company assessed the impact of ASC 606 using the prescribed 5-step model and based on this assessments, concluded the recognition of revenue under ASC 606 is generally consistent with how revenue was being recognized prior to the adoption of the new standard.  See Note 18 – Revenue from contracts with customers for further details on the impact of adoption.

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

The Company recognizes revenue when, or as, it satisfies a performance obligation by transferring control of a promised product or service to a customer.  Revenue from hardware products with embedded software transferred at a point in time is recognized when obligations under the terms of the contract are satisfied.  Generally, this occurs when control of the asset is transferred, which is at the time of shipment.  Software revenue is from perpetual license software and is recognized at the point in time that the customer is able to use or benefit from the software.  Extended warranty on hardware products is a performance obligation that is satisfied over time, beginning on the effective date of the warranty period and ending on the expiration of the warranty period.  The Company recognizes revenue on extended warranties on a straight-line basis over the warranty period.

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

Receivables and concentration of credit risk

Trade accounts receivable are recorded at invoiced amounts, net of the allowance for doubtful accounts.  The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables.  The Company’s standard credit terms with their customers are generally net 30 to 60 days.  The Company had one customer representing more than 10% of trade receivables at September 30, 2019 and one customer at December 31, 2018.  The Company had two customers representing more than 10% of revenues for the three-month period ended September 30, 2019 and one customer for the three-month period ended September 30, 2018. The Company had two customers representing more than 10% of revenues for the nine-month period ended September 30, 2019 and two customers for the nine-month period ended September 30, 2018.

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

Deferred offering costs

Deferred offering costs, consisting of legal, accounting and other fees and costs related to the IPO are capitalized and reflected in other current assets on the Company’s consolidated balance sheets.  There was $2.0 million of deferred offering costs capitalized at December 31, 2018. The Company deferred an additional $2.6 million of costs in 2019.  The $4.6 million has been offset against IPO proceeds as a reduction of additional paid in capital.

Property and equipment

Per ASC 360, Property, Plant, and Equipment, property and equipment are stated at cost.  The Company calculates depreciation expense using the straight-line method over the estimated useful lives of each asset based on its asset class.  Leasehold improvements are amortized over the shorter of their useful lives or the lease term.  See Note 5 – Property and equipment for the useful lives for each asset class.

Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in Other expenses in the consolidated statements of operations.

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

Amortization of software costs to be sold or marketed externally begins when the product is available for sale to customers and is amortized using the straight-line method over its estimated useful life of three years.

Goodwill and intangible assets

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired in a business combination.  Goodwill is measured at cost and is not amortized.  Intangible assets acquired, either individually or with a group of assets, are initially recognized and measured at fair value.  The Company uses third-party specialists to assist management to determine fair values and estimated useful lives for intangible assets acquired in business combinations.  Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives of between 3 and 18 years.  The Company has no intangible assets with indefinite lives.

In accordance with ASC 350, Goodwill and Other, the Company assesses goodwill for impairment at least annually and whenever events or circumstances that would more likely than not, reduce the fair value below its carrying value.  For 2018, the Company tested goodwill for impairment at December 31.

Annual impairment testing is completed at the reporting unit level.  Management has concluded the Company operates as one reporting unit and one operating segment for annual impairment testing.  Refer to Note 17 – Segment information and revenues by geography for more information.

The Company early adopted Accounting Standard Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  In completing its impairment evaluations, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  In performing this qualitative assessment, the Company assesses relevant events and changes in circumstances, including industry and market conditions, observable earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples for peer companies, operating results, business plans, and entity-specific events that would affect the fair value or the carrying amount of a reporting unit.  If it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company determines the fair value of the reporting unit and compares the fair value to its carrying value.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and no further steps are required.

Impairment of long-lived assets

The Company evaluates its long-lived assets, including property and equipment, software and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or asset group.  If impairment is indicated, the asset is written down to its estimated fair value.  The Company did not recognize any impairment losses for the three or nine-month periods ended September 30, 2018 and 2019.

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

In accordance with ASC 842, the Company recorded a right-of-use asset and lease liability on its consolidated balance sheet for all leases that qualified.  The operating lease liability represents the present value of the future minimum lease payments over the lease term using the Company’s incremental borrowing rate at the lease commencement date.  The right-of-use asset reflects adjustments for the derecognition of deferred rent and prepaid rent.  Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheet, and are expensed on a straight-line basis over the lease term.  The Company does not include any renewal periods in the lease term for its leases as sufficient economic factors do not exist that would compel it to continue to use the underlying asset beyond the initial non-cancelable term.  See Note 19 – Leases for further details.

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

In general, it is the practice and intention of the Company to reinvest the earnings of its subsidiaries in those operations. As of September 30, 2018 and 2019, the Company had not made a provision for withholding taxes on approximately $4.9 million and $8.2 million, respectively, of undistributed earnings that are indefinitely reinvested.  Generally, such amounts become subject to taxation upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability to the undistributed earnings in these subsidiaries.

The Company may be subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns.  Accordingly, the Company must assess such potential exposures and, where necessary, provide for any expected loss. The Company recognizes the benefit of a tax position if it is more likely than not to be sustained.  Recognized tax positions are measured at the largest amount more likely than not to be realized upon settlement.  To the extent that the Company establishes a liability, its income tax expense would be increased.  If the Company ultimately determines that payment of these amounts is unnecessary, it reverses the liability and recognizes an income tax benefit during the period in which new information becomes available indicating that the liability is no longer necessary.  The Company records an additional income tax expense in the period in which new information becomes available indicating that the income tax liability is greater than its original estimate. The Company did not record an adjustment for the year ended December 31, 2018 or the nine-month period ended September 30, 2019.

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

Prior to the IPO, the Company effected a Recapitalization, which exchanged the vested share-based compensation awards held by its employees for shares and unvested share-based compensation awards for restricted shares or restricted share units issued by the Company, on a value-for-value basis. After completion of the Recapitalization and the IPO, the Company is no longer party to nor subject to any obligations under the VCH LPA.  As a result of the Recapitalization and the completion of the Company’s IPO, the contingent conditions had been met on some of the share-based compensation awards and the Company recorded share-based compensation of $15.4 million related to these awards during the three-month period ended June 30, 2019.

Following the IPO, awards are granted under the 2019 Share Incentive Plan. The 2019 Share Incentive Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted share awards, restricted share units, or other share-based awards and performance awards. Effective upon pricing of the IPO at $12.00 per share, the Company issued an aggregate 2,172,000 share options and restricted share units to employees and directors and recorded an additional $0.7 million of share-based compensation expense related to these awards in the three-month period ended June 30, 2019. See Note 12 – Share-based compensation for the additional expense recognized for the three-month period ended September 30, 2019 related to these awards.

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

Foreign currency translation

The Company records any gain and loss associated with foreign currencies in accordance with ASC 830, Foreign Currency Matters.  The reporting currency of the Company is the U.S. dollar and the functional currency for each operating subsidiary is the local currency of the operating subsidiary other than for Cambium Networks, Ltd. (UK) for which the functional currency is the U.S. dollar.  Local currency denominated monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenues, cost of revenues and expenses are translated at the average exchange rate in effect during the applicable period.  The Company recognizes foreign exchange gains and losses in other expense on its consolidated statements of operations and accumulated other comprehensive income (loss) on its consolidated balance sheets.

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

For the three-month periods ended Septmber 30, 2018 and 2019, the Company expensed $9.8 million and $9.9 million, which included $0 and $0.2 million of share-based compensation expense, respectively, of research and development costs. For the nine-month periods ended September 30, 2018 and 2019, the Company expensed $28.9 million and $35.6 million, which included $0 and $5.1 million of share-based compensation expense, respectively, of research and development costs.

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

ASC 842 requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases unless a lessee elects not to apply ASC 842 to short-term leases.  In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions.  The Company adopted ASC 842 on January 1, 2019 (the effective date), using the optional transition method to not apply the new lease standard in the comparative periods presented and elected the “practical expedient package”, which permits the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs.  ASC 842 also provides practical expedients for the Company’s ongoing accounting.  The Company elected the short-term lease recognition for all leases that qualify and to combine lease and non-lease components into a single lease component for all of its leases.  On January 1, 2019, the Company recognized ROU assets and operating lease liabilities of $8.2 million and $8.8 million, respectively.  The difference between ROU assets and operating lease liabilities recognized is due to deferred rent recorded under prior lease accounting standards.  ASC 842 requires such balances to be reclassified against ROU assets at transition.  Refer to Note 19 – Leases for further details.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).  ASU 2016-13 sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts.  This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, and certain off-balance sheet credit exposures.  ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  Adoption will require a modified retrospective transition.  This ASU is effective for the Company in the first quarter of fiscal 2020.  The Company is assessing the impact of ASU 2016-13 on its consolidated financial statements.

Note 2. Business Combinations

In August 2019, the Company acquired select assets and assumed select liabilities of the Xirrus Wi-Fi products and cloud services business from Riverbed Technology, Inc. Xirrus has a portfolio of high performance enterprise Wi-Fi access points and subscription services.  The Company paid $2 million upon closing and may be required to pay an additional $3 million subject to Xirrus attaining certain booking targets. This acquisition will enhance and accelerate the Company’s existing network service application capabilities.

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company recorded the acquisition using the acquisition method of accounting and recognized assets and liabilities at their fair value as of the date of acquisition. The Company based the preliminary allocation of the puchase price on estimates and assumptions that are subject to change within the purchase price allocation period, which is generally one year from the acquisition date. The purchase accounting is not yet complete and as such the final allocation may be subject to change. The Company determined the estimated fair value of identifiable intangible assets acquired primarily using an income approach.

The following table summarizes the preliminary allocation of the purchase price for Xirrus:

Goodwill	$903
Customer relationships	7,670
Unpatented technology	540
Deferred revenue	(7,460)
Net assets acquired	3,347
Total purchase price	$5,000

The results from this acquisition have been included in the Company’s consolidated financial statements since the closing of the acquisition.

Note 3. Fair value

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

As of December 31, 2018 and September 30, 2019, the fair value hierarchy for the Company’s financial assets and liabilities was as follows (in thousands):

	December 31, 2018				September 30, 2019
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
					(unaudited)
Assets:
Cash	$4,441	$4,441	$—	$—	$18,950	$18,950	$—	$—
Liabilities:
External debt	$105,462	$—	$105,462	$—	$67,625	$—	$67,625	$—
Payable to Sponsor	$5,582	$5,582	$—	$—	$—	$—	$—	$—
Contingent consideration	$—	$—	$—	$—	$3,000	$—	$—	$3,000

The Company added a level 3 liability for contingent consideration of $3.0 million during the three-month period ended September 30, 2019. The Company utilized a Monte Carlo Simulation to determine the fair value of the contingent consideration due to Riverbed Technology, Inc. associated with the acquisition of the Xirrus Wi-Fi assets and liabilities as of the acquisition date. The $3.0 million represents management’s best estimate of the liability and is based on Riverbed obtaining the required booking targets to be eligible for the additional consideration. Based on bookings through September 30, 2019, management estimates the entire $3.0 million of contingent consideration will be earned, with payments expected to be made in both the fourth quarter of 2019 and the first quarter of 2020. As of September 30, 2019, the $3.0 million of contingent consideration is included in Accrued liabilities on the Consolidated Balance Sheets.

Note 4. Balance sheet components

Accounts Receivable, net

Receivables are recorded at invoiced amounts, net of the allowance for doubtful accounts.  The receivables activity was as follows (in thousands):

	December 31,	September 30,
	2018	2019
		(unaudited)
Trade accounts receivable	$60,235	$60,078
Other receivables	657	301
Total receivables	60,892	60,379
Less: Allowance for doubtful accounts	(503)	(555)
Receivables, net	$60,389	$59,824

The allowance for doubtful accounts activity was as follows (in thousands):

	Year ended December 31,	Nine months ended September 30,
	2018	2019
		(unaudited)
Beginning balance	$823	$503
Increase, charged to expense	332	281
Recoveries	(213)	(177)
Reclassification to non-current	(180)	—
Amounts written-off	(259)	(52)
Ending balance	$503	$555

Inventories

Inventories consisted of the following (in thousands):

	December 31,	September 30,
	2018	2019
		(unaudited)
Finished goods	$32,702	$42,607
Raw materials	1,958	3,601
Gross inventory	34,660	46,208
Less: Excess and obsolete provision	(3,950)	(4,275)
Inventories, net	$30,710	$41,933

The following table reflects the activity in the Company’s inventory excess and obsolete provision (in thousands):

	Year ended December 31,	Nine months ended September 30,
	2018	2019
		(unaudited)
Beginning balance	$2,766	$3,950
Inventory written off	(528)	(187)
Increase in excess and obsolete provision	1,712	512
Ending balance	$3,950	$4,275

Note 5. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	September 30,
	Useful Life	2018	2019
			(unaudited)
Equipment and tooling	3 to 5 years	$18,552	$21,096
Computer equipment	3 to 5 years	2,644	2,904
Furniture and fixtures	10 years	666	766
Total cost		21,862	24,766
Less: Accumulated depreciation		(13,897)	(16,509)
Property and equipment, net		$7,965	$8,257

Total depreciation expense was $0.9 million and $0.9 million for the three-month periods ended September 30, 2018 and 2019, respectively, and $2.1 million and $2.6 million for the nine-month periods ended September 30, 2018 and 2019, respectively.

Note 6. Software

Software consisted of the following (in thousands):

		December 31, 2018			September 30, 2019
					(unaudited)
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
Acquired and Software for internal use	3 to 7 years	$15,513	$(12,802)	$2,711	$16,059	$(13,114)	$2,945
Software marketed for external sale	3 years	1,534	(301)	1,233	1,803	(664)	1,139
Total		$17,047	$(13,103)	$3,944	$17,862	$(13,778)	$4,084

Amortization of acquired and internal use software is computed using the straight-line method over an estimated useful life of generally three to seven years.  Amortization expense recognized on acquired and internal use software is reflected in depreciation and amortization in the consolidated statements of operations.  Amortization expense was $0.6 million and $0.1 million for the three-month periods ended September 30, 2018 and 2019, respectively, and $1.5 million and $0.3 million for the nine-month periods ended September 30, 2018 and 2019, respectively.

The Company began capitalizing costs associated with software marketed for external sale in 2017.  Amortization expense recognized on software to be sold or marketed externally was $0.1 million and $0.2 million for the three-month periods ended September 30, 2018 and 2019, respectively, and $0.2 million and $0.4 million for the nine-month periods ended September 30, 2018 and 2019, respectively, and is included in cost of revenues on the consolidated statements of operations.

Based on capitalized software assets at September 30, 2019, estimated amortization expense in future fiscal years is as follows (unaudited and in thousands):

Year ending December 31,	Acquired and internal use software	Software marketed for external use	Total
Remainder of 2019	$265	$115	$380
2020	714	582	1,296
2021	651	289	940
2022	509	130	639
2023	435	23	458
2024 & Thereafter	371	—	371
Total amortization	$2,945	$1,139	$4,084

Note 7. Goodwill and Intangible Assets

When the Company acquired the trade assets of Motorola Solutions, Inc.’s wireless point-to-point and point-to-multipoint businesses, the transaction generated goodwill and certain intangible assets.  The goodwill associated with this transaction was recorded by Cambium Networks Corporation and allocated to Cambium Networks, Ltd. and Cambium Networks, Inc. using a revenue and asset allocation method. Although goodwill has been allocated to two operating subsidiaries, as noted in Note 17 – Segment information and revenues by geography, the Company operates as one operating segment and one reporting unit and therefore, goodwill is reported, and impairment testing performed, at the Cambium Networks Corporation consolidated level.

See Note 2 – Business combinations for further information regarding the acquisition completed during the nine-month period ended September 30, 2019.

The change in the carrying amount of goodwill for the year ended and nine-month period ended was as follows (in thousands):

	December 31,	September 30,
	2018	2019
		(unaudited)
Beginning balance	$8,060	$8,060
Impairment or other changes	—	—
Additions attributable to current period acquisition	—	903
Ending balance	$8,060	$8,963

The Company completed a qualitative assessment of goodwill for 2018.  In completing the qualitative assessment, the Company assessed relevant events and changes in circumstances, including industry and market conditions, observable EBITDA multiples for peer companies, operating results, business plans and entity-specific events.

Based on the results of the 2018 qualitative impairment tests, it was more likely than not that there was no impairment of the Company’s goodwill for the period.  In conjunction with its assessment for impairment, the Company determined the carrying value of its one reporting unit at December 31, 2018 was negative. Since the carrying value of the reporting unit was negative, the Company is not required to perform a qualitative assessment. Therefore, there were no adjustments to the carrying value of goodwill at December 31, 2018, which was $8.1 million. In addition, there were no triggering events or changes in circumstances during 2018 and as of September 30, 2019 (unaudited) that would have required a review other than at the annual test date.

The useful life, gross carrying value, accumulated amortization, and net balance for each major class of definite-lived intangible assets at each balance sheet date were as follows (in thousands):

		December 31, 2018			September 30, 2019
					(unaudited)
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance
Unpatented technology	3 - 7 years	$14,120	$(14,120)	$—	$14,660	$(14,152)	$508
Customer relationships	5 - 18 years	11,630	(4,630)	7,000	19,300	(5,213)	14,087
Patents	7 years	11,300	(11,300)	—	11,300	(11,300)	—
Trademarks	10 years	5,270	(3,777)	1,493	5,270	(4,172)	1,098
Total		$42,320	$(33,827)	$8,493	$50,530	$(34,837)	$15,693

The increase in unpatented technology and customer relationships is related to the acquisition of Xirrus as discussed in Note 2 – Business combinations. Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value at the end of their useful life.  Intangible assets amortization expense was $1.2 million and $0.4 million for the three-month periods ended September 30, 2018 and 2019, respectively, and $3.6 million and $1.0 million for the nine-month periods ended September 30, 2018 and 2019, respectively (unaudited).

Based on capitalized intangible assets as of September 30, 2019, estimated amortization expense amounts in future fiscal years are as follows (unaudited and in thousands):

Year ending December 31,	Amortization
Remainder of 2019	$542
2020	2,205
2021	2,118
2022	1,603
2023	1,498
2024 & Thereafter	7,727
Total amortization	$15,693

Note 8. Debt

As of September 30, 2019, the Company had $67.6 million outstanding under its current term loan facility and $0.0 million in borrowings under its revolving credit facility (unaudited).

As of December 31, 2018, the Company had $95.5 million outstanding under its current term loan facility and $10.0 million in borrowings under its revolving credit facility.

The following table reflects the current and noncurrent portions of the external debt facilities at December 31, 2018 and September 30, 2019 (in thousands):

	December 31,	September 30,
	2018	2019
		(unaudited)
Term loan facility	$—	$67,625
Tranche A	72,735	—
Tranche B	22,727	—
Revolving credit facility	10,000	—
Less debt issuance costs	(2,443)	(1,774)
Total debt	103,019	65,851
Less current portion of term facility	(9,500)	(9,875)
Current portion of debt issuance costs	664	546
Total long-term external debt	$94,183	$56,522

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

In November 2018, the Company entered into a Waiver and First Amendment to Amended and Restated Credit Agreement (“Amendment”).  The Amendment waives certain events of default, resets the debt covenants, and modified and amended certain terms of the Credit Agreement.  Any terms not amended or modified by the Amendment are governed under the existing Credit Agreement.  The Events of Default (as defined in the Credit Agreement) occurred as a result of the Company’s failure to maintain certain financial covenants.  The Events of Default occurred for the months ended May 31, 2018, July 31, 2018, and August 31, 2018 with the Minimum Adjusted Quick Ratio and for the quarter ended September 30, 2018 with the Maximum Consolidated Leverage Ratio and the Minimum Consolidated Fixed Charge Coverage Ratio (together known as the “Existing Events of Default”).

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

The 2nd Amendment also modified the following financial covenants:  Minimum Adjusted Quick Ratio to exclude certain accrued legal expenses associated with the Company’s IPO and the current lease liability associated with the adoption of ASC 842 starting in April 2019 and continuing through maturity of the loan; consolidated fixed charge coverage ratio to reflect the change in the time period from a trailing twelve-month to a trailing three-month, trailing six-month and trailing nine-month for the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019, respectively, and increased the minimum ratio just for the quarter ended June 30, 2019; and the consolidated leverage ratio to reflect the increase in the maximum ratio until June 30, 2019.  There were no modifications to the interest rate, loan maturity date, principal repayment schedule or total borrowings.

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

Pursuant to the Third Amendment, certain actions taken by the Company in connection with its IPO were consented to by Silicon Valley Bank and the lenders, including (i) the exchange of outstanding vested and unvested Class B units and phantom units in VCH L.P. for ordinary shares of the Company (in exchange for vested units) and restricted stock awards (for unvested Class B units) and restricted stock units (for unvested phantom units) and the adoption of the employee share incentive plan and employee share purchase plan and forms of award agreement thereunder by the Company; (ii) the payment of accrued and unpaid management fees owed to an affiliate of VCH, L.P.; and (iii) the entering into of the Shareholder Agreement by and between VCH, L.P. as a guarantor and loan party and terminated the guaranty granted by an affiliate of VCH, L.P.  In addition, the Tranche A and Tranche B are dissolved and only one tranche of term loan remains.

On July 1, 2019, the Company paid $30.7 million out of the net proceeds of its IPO.  Following the repayment, the total term loan commitment under the Credit Agreement was reduced to $70.0 million and all outstanding amounts under the revolving credit facility were repaid, leaving an available revolving commitment of $10.0 million.  The minimum consolidated fixed charge coverage ratio for the trailing twelve-month period ending December 31, 2019 and each trailing twelve-month quarterly period ending thereafter was amended to 1.25:1.00.  All other financial covenants remained the same.

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

The Company’s current debt covenant requirements reflect the following limits required, based on the time period noted, for compliance with the covenant:

Quarter ending
Covenant	Criteria	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Monthly minimum adjusted quick ratio	Min ratio	Non quarter-end months 1.00:1.00 Quarter-end months 1.15:1.00
Quarterly consolidated fixed charge coverage ratio	Min ratio	1.15:1.00	1.25:1.00	1.25:1.00	1.25:1.00
Quarterly consolidated fixed charge coverage ratio	Time period	Trailing nine-month	Trailing twelve-month
Quarterly consolidated leverage ratio	Max ratio	3.25:1.00	3.00:1.00	3.00:1.00	2.75:1.00
Quarterly consolidated leverage ratio	Time period	Trailing twelve month

Based on the modified covenants, the Company believes that all covenants will be met at subsequent testing dates for the next twelve months and has classified the amounts due in excess of twelve months as noncurrent.  As of September 30, 2019, the Company was in compliance with all affirmative and negative quarterly covenants as defined in the 3rd Amendment (unaudited).

Interest expense, including bank charges and amortization of debt issuance costs on the external debt, was $2.0 million and $2.1 million for the three-months ended September 30, 2018 and 2019, respectively, and $5.9 million and $6.7 million for the nine-month period ended September 30, 2018 and 2019, respectively (unaudited). Interest expense for the three-month period ended September 30, 2019 included $0.5 million of additional amortization of deferred issuance costs for the write-down of deferred issuance costs related to the $20.7 million prepayment of the term loan (unaudited).

Note 9. Loan from Sponsor and capital contribution

In October 2011, a subsidiary of the Company issued convertible preferred equity certificates (“CPECs”) to the Sponsor in connection with the purchase of the PTP and PMP businesses from Motorola Solutions, Inc.  Under ASC 815-10, the option to convert the CPECs into ordinary shares does not meet the definition of a derivative.  Therefore, the CPECs were classified as debt, as they did not provide for net settlement and there was no active market for the shares. The CPECs had both a fixed and variable yield component, with the fixed yield component of 1% per annum.  The variable yield was dependent upon the income obtained from amounts lent to, and equity investment in, certain subsidiaries.  The Company had the option to either accrue the interest or cash settle, and since the inception of the CPECs, the Company elected to accrue the interest.  The CPECs were redeemable at the earlier of 49 years after issuance or upon the occurrence of specified events, including the realization of certain of the Company’s investments.

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

Note 10. Employee benefit plans

The Company’s employee benefit plans currently consist of a defined contribution plan in the United States and a separate defined contribution plan in the UK.  The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. regular, full-time employees are eligible to participate in the Cambium Networks, Inc. 401(k) Plan, which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code.  Under the Cambium Networks, Inc. 401(k) Plan, the Company contributes a dollar-for-dollar match of the first 4% an employee contributes to the plan.  Employees are eligible to participate on the first day of the month following their date of hire and begin receiving company contributions three-months after they become eligible to participate in the plan.  Company matching contributions are made each pay period, but the funds do not vest until the employee’s second anniversary of employment with the Company.  Employees are always fully vested in their own contributions.  All contributions, including the Company match, are made in cash and invested in accordance with the participants’ investment elections.  Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $0.2 million and $0.2 million for the three-month periods ended September 30, 2018 and 2019, respectively, and $0.8 million and $0.7 million for the nine-month periods ended September 30, 2018 and 2019, respectively (unaudited).

UK plan

Regular, full-time UK employees are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan.  Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% and a company contribution rate of 5% of the employee’s basic salary.  The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%.  Company matching contributions vest immediately and employees are always vested in their own contributions.  All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period.  The total contributed by the Company under this plan was $0.1 million and $0.1 million for the three-month periods ended September 30, 2018 and 2019, respectively, and $0.3 million and $0.3 million for the nine-month periods ended September 30, 2018 and 2019, respectively (unaudited).

Note 11. Other expense

Other expenses were $0.1 million and $0.1 million for the three-month periods ended September 30, 2018 and 2019, respectively, and $0.5 million and $0.3 million of the nine-month periods ended September 30, 2018 and 2019, respectively, and represents foreign exchange losses (unaudited).

Note 12. Share-based compensation

2011 Management incentive compensation plan

Prior to its IPO, the Company’s management incentive compensation represented management incentive units in its sole shareholder, VCH, L.P.

Just prior to the IPO, the Company effected the Recapitalization, which comprised an increase in the authorized and outstanding shares held by VCH, L.P., and the exchange of the vested share-based compensation awards held by its employees for its ordinary shares and unvested share-based compensation awards for restricted shares or restricted share units issued by the Company, in each case, on a value-for-value basis. After completion of the Recapitalization and the intial public offering, the Company is no longer party to nor subject to any obligations under the VCH LPA.  As a result of the Recapitalization, the completion of the Company’s IPO, the contingent conditions had been met on some of the equity-settled and cash-settled awards and the Company recorded share-based compensation expense of $15.4 million related to these awards during the three-month period ended June 30, 2019.

The following table reflects the number of MIUs and phantom units (not including the Class A units) exchanged as part of the Recapitalization (unaudited):

	Number of units (time-based)	Number of units (performance-based)
Balance at December 31, 2017	9,843,098	5,417,093
Granted	2,440,000	—
Forfeitures and cancellations	(139,800)	—
Balance at December 31, 2018	12,143,298	5,417,093
Granted	234,000	—
Forfeitures	(82,100)	—
Recapitalization - cancellations	(2,622,250)	—
Recapitalization - converted to restricted shares	(758,138)	(4,038,643)
Recapitalization - converted to shares	(8,914,810)	(1,378,450)
Balance at September 30, 2019	—	—

The numbers above are on a pre-Recapitalization basis; the outstanding management incentive units and phantom units were not exchanged one-for-one, to reflect the value for value exchange including a reverse split of outstanding units. Following the Recapitalization, management incentive and phantom units were exchanged for an aggregate of 2,220,788 shares, 240,327 restricted share awards and restricted share units, less 91,125 shares held in treasury in payment of amounts due against the outstanding management incentive and phantom units. The restricted share awards and restricted share units were issued under our 2019 Share Incentive Plan, and are included in the tables below.

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

The Company’s employees, officers, directors, consultants, and advisors are eligible to receive awards under the 2019 Plan. Incentive share options, however, may only be granted to its employees.  Participants in the 2019 Plan will also consist of persons to whom restricted share awards and restricted share units are granted in substitution for Class B Units in VCH, L.P. in connection with the Company’s IPO.  The Company granted an aggregate of 2,172,000 share options and restricted share units under the 2019 Plan effective upon pricing of the offering, with an exercise price of options equal to $12.00 per share and recorded share-based compensation expense of $0.7 million during the three-month period ended June 30, 2019. For the three-month period ended September 30, 2019, the Company recorded additional share-based compensation expense of $0.8 million related to these share options, restricted share units and restricted share awards.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the nine-month period ended September 30, 2019:

Number of shares
Available for grant at December 31, 2018	—
Recapitalization awards authorized	240,037
2019 Share Incentive Plan	3,400,000
RSUs and RSAs granted, including Recapitalization awards	(294,037)
Options granted	(2,118,000)
Forfeitures	44,576
Available for grant at September 30, 2019	1,272,576

Share-based compensation

The following table shows total share-based compensation expense for the three and nine-month periods ended September 30, 2018 and 2019 (unaudited and in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Cost of revenues	$—	$14	$—	$196
Research and development	—	199	—	5,062
Sales and marketing	—	374	—	3,981
General and administrative	—	241	—	7,667
Total share-based compensation expense	$—	$828	$—	$16,906

As of September 30, 2019, the Company estimates the pre-tax unrecognized compensation expense of $12.3 million related to all unvested share-based awards, including share options, restricted share units and restricted share awards will be recognized through the fourth quarter of 2022. The Company expects to satisfy the exercise of share options and future distributions of shares for restricted share units and restricted share awards by issuing new ordinary shares which have been reserved under the 2019 Plan.

In connection with the Recapitalization, phantom units, which were previously accounted for as liability-settled awards, were modified to equity-settled awards. Due to a performance condition associated with the phantom units, a liability was not recognized in the Company’s consolidated financial statements, but was disclosed as liability-settled awards. For the three and nine-month periods ended September 30, 2019, the Company recognized $0.0 million and $2.2 million, respectively, in share-based compensation expense associated with the vesting of phantom unit awards upon Recapitalization.

The Company utilized a forfeiture rate of 5% during the nine-month period ended September 30, 2019 for estimating the forfeitures of share options and restricted share units granted.

Share options

The following is a summary of option activity for the Company’s share incentive plans for the nine-month periods ended September 30, 2019 (unaudited):

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2018	—	$—	—	$—
Options granted	2,118,000	$12	—	$—
Options forfeited	(42,500)	$12	—	$—
Outstanding at September 30, 2019	2,075,500	$12	9.7	$—
Options exercisable at September 30, 2019	116,250	$—	9.7	$—
Options vested and expected to vest at September 30, 2019	1,955,644	$12	9.7	$—

Share options typically have a contractual term of ten years from grant date.

During the three-month period ended September 30, 2019, the aggregate intrinsic value of options exercisable under the Company’s share incentive plans was $0.00 as determined as of the date of grant.  The Company had 0 options exercised during the nine-month period ended September 30, 2019.

At September 30, 2019, there was $9.2 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested share option awards. The unrecognized share-based compensation expense is expected to be recognized through the second quarter of 2023.

The Company estimates the fair value of share options using the Black-Scholes option pricing model.  The fair value of share options is being amortized on a straight-line basis over the requisite service period of the awards.  The fair value of share options are estimated using the following weighted average assumptions (unaudited):

	For the nine months ended September 30,
	2018	2019
Expected dividend yield	—	—
Risk-free interest rate	—	1.82%
Weighted-average expected volatility	—	40.8%
Expected term (in years)	—	6.0
Weighted average grant-date fair value per share of options granted	—	$5.00

Restricted shares

The following is a summary of restricted shares activity for the Company’s share incentive plans for the nine-month period ended September 30, 2019 (unaudited):

	Units	Weighted average grant date fair value
RSU and RSA balance at December 31, 2018	—	$—
RSUs and RSAs granted	294,037	$12
RSUs and RSAs vested	(24,107)	$12
RSUs and RSAs forfeited	(2,076)	$12
RSU and RSA balance at September 30, 2019	267,854	$12
RSUs and RSAs expected to vest at September 30, 2019	267,854	$—

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

At September 30, 2019, there was $3.1 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested share awards. The unrecognized compensation expense is expected to be recognized through the fourth quarter of 2022.

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”).  The ESPP was effective on June 25, 2019; however, no offering period or purchase period under the ESPP will begin unless and until determined by the Company’s Board of Directors.  A total of 550,000 shares will be available under the ESPP.  The number of shares that will be available for sale under the ESPP also includes an annual increase on the first day of each fiscal year beginning in 2020, equal to the lesser of:  275,000 shares; 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The purchase price of the shares will be 85% of the lower of the fair market value of our shares on the first trading day of each offering period or on the purchase date.

Note 13. Share capital - shares

The following table reflects the share capital activity:

	Number of shares	Value (in thousands)
Balance at December 31, 2017	77,179	$—
Shares issued/cancelled	—	—
Balance at December 31, 2018	77,179	$—
Issuance of shares to VCH, L.P. as part of Recapitalization	13,523,232	$1
Issuance of shares to VCH, L.P for return of capital and accumulated yield	4,104,343	1
Issuance of shares to MIU holders	2,220,788	—
Shares withheld for net settlement of shares issued to MIU holders	(91,125)	—
Issuance of shares in Initial Public Offering	5,800,000	1
Balance at September 30, 2019	25,634,417	$3

On October 28, 2011, 771.79 shares with a par value of $0.01 per share were issued at an initial subscription price of $1,000 per share.  Holders of these shares are entitled to dividends as declared.  As of September 30, 2019, no dividends have been declared or paid.

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

Just prior to the IPO, the Company effected the Recapitalization, which comprised (i) an increase in the authorized and outstanding shares held by VCH, L.P. and (ii) an exchange of the vested share-based compensation awards held by the Company’s employees for its shares and unvested share-based compensation awards for restricted shares or restricted share units issued by the Company, in each case on a value-for-value basis.  As part of the Recapitalization, VCH, L.P. determined that the unreturned capital and accumulated yield payable to holders of Class A Units under the VCH, LPA will be settled in the form of additional shares in the Company.  Based on the share-based compensation awards outstanding and unreturned capital and accumulated yield, and based on the IPO price of $12.00, the Company issued 17,627,575 shares to VCH, L.P and 2,220,788 shares to its employees and service providers, of which 91,125 shares were withheld in net settlement of amounts due. The impact of the Recapitalization does not result in issued and outstanding shares being restated for any prior period.  Refer to Note 14 – Earning per share for information on how the issuance of the shares as part of the Recapitalization are reflected in earnings per share.

In June 2019, the Company issued 5,800,000 shares at a price of $12.00 per share in its IPO, which included 1,500,000 shares to it majority shareholder, VCH, L.P.

Note 14. Earnings per share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Numerator:
Net income (loss)	$(2,555)	$1,960	$(2,257)	$(16,552)
Denominator:
Shares outstanding used in computing net income (loss), basic and diluted	13,600,411	25,634,417	13,600,411	17,743,703
Net income (loss) per share, basic and diluted	$(0.19)	$0.08	$(0.17)	$(0.93)

The following outstanding shares of ordinary share equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Share options	—	—	—	2,076
Restricted shares (RSUs and RSAs)	—	—	—	268
Total	—	—	—	2,344

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

Also as part of the Recapitalization, the Company issued 2,220,788 gross shares to its employees and service providers in exchange for the vested share-based compensation awards in VCH, L.P. held by them.  For purposes of calculating earnings per share, the 2,220,788 shares are included in the weighted average number of shares outstanding used in the computation of the basic earnings per share only from the date on which the shares are issued, or June 28, 2019.

Note 15. Income taxes

The Company’s quarterly income tax provision for income tax is based upon an estimated annual income tax rate.  The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

The Company recorded income tax benefit of $(0.7) million and $0.0 million for the three-month period ended September 30, 2018 and 2019, with an effective tax rate of 20.7% and 0.2%, respectively.  The Company’s effective tax rate for the three-month period ended September 30, 2018 differed from the U.S. statutory rate primarily due to the application of the Company’s annual effective tax rate to pre-tax results and the recording of a discrete tax impact during the quarter.  The Company’s effective tax rate for the three-month period ended September 30, 2019 differed from the U.S. statutory rate primarily due to the recognition of a valuation allowance against its UK deferred tax assets as well as the taxation of pre-IPO MIU equity awards. The Company established the valuation allowance based on the analysis of cumulative income and loss positions, future income projections, and operating plans. The movement in the UK valuation allowance on deferred tax assets during the period amounted to $2.6 million for a total change in the valuation allowance of $2.6 million. The application of the Company’s annual effective tax rate for the period (excluding the impacts of the valuation allowance recognized in the current period) is $(2.6) million, which includes the tax impacts of the pre-IPO MIU equity awards recognized as part of the Company’s Recapitalization during the three-month period ended September 30, 2019.

The Company recorded income tax benefit of $(0.5) million and income tax expense of $9.0 million for the nine-month period ended September 30, 2018 and 2019, with an effective tax rate of 19.6% and (120.4)%, respectively.  The Company’s effective tax rate for the nine-month period ended September 30, 2018 differed from U.S. statutory rates primarily due to the application of the Company’s annual effective tax rate to pre-tax results and the recording of discrete tax impacts during the period. The Company’s effective tax rate for the nine-month period ended September 30, 2019 differed from the U.S. statutory rate primarily due to the recognition of a valuation allowance against its UK deferred tax assets as well as the taxation of pre-IPO MIU equity awards. The Company established the valuation allowance based on the analysis of cumulative income and loss positions, future income projections, and operating plans as they relate to valuation allowances. The UK deferred tax assets are comprised of NOL carryforwards, research and development tax credit carryforwards, and corporate interest restriction carryforwards that existed at December 31, 2018 amounting to $7.4 million. The movement in the deferred tax assets during the period amount to $3.5 million for a total valuation allowance of $10.9 million. The application of the Company’s annual effective tax rate for the period (excluding the impacts of the valuation allowance recognized in the current period) is $(1.9) million, which includes tax impacts of the pre-IPO MIU equity awards recognized as part of the Company’s Recapitalization during the period ended June 30, 2019.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  The Company considers projected future taxable income, reversing taxable temporary differences, carryback opportunities, and tax-planning strategies in making this assessment.  Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets before they otherwise expire.  A significant piece of objective evidence evaluated is the cumulative income and loss incurred over the three-year period ended September 30, 2019 and whether the Company projects a loss for the current year ending December 31, 2019. Cumulative losses on an interim or annual basis are objective evidence that limits the ability to consider other subjective evidence such as the Company’s projections for future growth. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be give to subjective evidence such as the Company’s projections for growth and future operating plans.

Note 16. Commitments and contingencies

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

On August 7, 2018, Ubiquiti Networks, Inc. filed a lawsuit against the Company, two of the Company’s employees, one of the Company’s distributors and one of the Company’s end users in the United States District Court for the Northern District of Illinois.  The complaint alleges that the Company’s development of and sale and promotion of its Elevate software as downloaded on a Ubiquiti device violates the Computer Fraud and Abuse Act and Illinois Computer Crimes Prevention Law, the Digital Millennium Copyright act and the Copyright Act, and constitutes misrepresentation and false advertising and false designation of origin in violation of the Lanham Act and state competition laws, breach of contract, tortious interference with contract and unfair competition, and trademark infringement and common law misappropriations.  The complaint also brings additional claims against all defendants that the development and sales of Elevate violated the Racketeer influenced and Corrupt Organizations Act.  The defendants answered the complaint and filed a motion to dismiss on December 11, 2018.  Ubiquiti served requests for production of documents on December 17, 2018.  All discovery motions, including these requests for production, have been stayed by the court pending its ruling on the motion to dismiss. On May 22, 2019, the judge issued his order on the motion to dismiss, and dismissed Ubiquiti’s complaint without prejudice.  On May 24, 2019, Ubiquiti filed a motion for extension of time to file an amended complaint.  The Company filed a motion objecting to the proposed extension of time on May 24, 2019.  On June 18, 2019, Ubiquiti filed its First Amended Complaint (“FAC”). The FAC makes substantially the same claims against the same parties with the exception that the FAC does not include claims for violation of the Illinois Computer Crime Prevention Law, Infringement of Registered Trademarks, False Designation of Origin, and Common Law Trademark Misappropriation that were included in the initial complaint.  The Company filed a motion to dismiss the FAC on July 10, 2019. On July 15, 2019, Ubiquiti filed a motion to lift the stay of discovery previously imposed by the court. The Company’s response to Ubiquiti’s motion to lift the stay was filed on July 31, 2019. Ubiquiti filed a response to the Company’s motion to dismiss on August 13, 2019. The Company filed a reply in support of its motion to dismiss on August 27, 2019. The Court held a hearing on both motions on September 4, 2019 and took the matters under submission.

On September 20, 2019, VenKee Communications, LLC filed a lawsuit against the Company in the United States District Court for the Western District of Texas. The complaint alleges that the Company’s cnPilot products violate U.S. Patent 7,916,684 entitled “Wireless Communication Network Providing Communication Between Mobile Devices and Access Points” owned by plaintiff. The Company has obtained an extension of time to respond to the complaint to November 14, 2019. The lawsuit is in its early stages and the Company cannot currently estimate the loss or range of losses, if any, that it may experience in connection with this litigation. The Company plans to vigorously defend itself against these claims; however, there can be no assurance that the Company will prevail in the lawsuit.

Note 17. Segment information and revenues by geography

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.  The Company’s CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.  Accordingly, the Company determined that it operates as one operating segment and one reporting unit.

Revenues by product category were as follows (unaudited and in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2019		2018		2019
Point-to-MultiPoint	$33,024	56%	$38,856	59%	$105,332	59%	$122,913	61%
Point-to-Point	20,566	35%	15,976	24%	54,273	30%	53,440	26%
Wi-Fi	4,370	7%	10,141	16%	15,537	9%	24,157	12%
Other	1,021	2%	730	1%	3,311	2%	2,456	1%
Total Revenues	$58,981	100%	$65,703	100%	$178,453	100%	$202,966	100%

The Company’s products are predominately distributed through a third-party logistics provider in the United States, Netherlands and China.  The Company has determined the geographical distribution of product revenues based upon the ship-to destinations.

Revenue by geography were as follows (unaudited and in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2019		2018		2019
North America	$29,104	49%	$29,032	44%	$80,682	45%	$93,452	46%
Europe, Middle East and Africa	17,082	29%	21,749	33%	53,968	30%	66,713	33%
Caribbean and Latin America	6,624	11%	8,008	12%	23,599	13%	23,527	12%
Asia Pacific	6,171	11%	6,914	11%	20,204	12%	19,274	9%
Total Revenues	$58,981	100%	$65,703	100%	$178,453	100%	$202,966	100%

Note 18. Revenue from contracts with customers

In accordance with ASC 606, Revenue From Contracts with Customers, the Company recognizes revenue to reflect the transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products and services.  Refer to Note 17 - Segment Information, for further details, including disaggregation of revenue based on product line and geographic location.

Contract Balances

The following table summarizes contract balances as of December 31, 2018 and September 30, 2019:

	December 31, 2018	September 30, 2019
Trade accounts receivable, net of allowance for doubtful accounts	$59,797	$59,583
Deferred revenue - current	2,770	7,557
Deferred revenue - noncurrent	1,541	5,184
Refund Liability	$1,810	$2,835

Trade accounts receivable include amounts billed and currently due from customers.  Amounts are billed in accordance with contractual terms and are recorded at face amount less an allowance for doubtful accounts.

Deferred revenue consists of amounts due or received from customers in advance of the Company satisfying performance obligations under contractual arrangements and generally relates to extended warranty on hardware products.  Deferred revenue is classified as current or noncurrent based on the timing of when revenue will be recognized.  The changes in deferred revenue were due to normal timing differences between the Company’s performance and the customers’ payment. The increase in both current and noncurrent deferred revenue is due to the $7.5 million of deferred revenue acquired as part of the Xirrus acquisition completed in August 2019.

The refund liability is the estimated amount expected to be refunded to customers in relation to product exchanges made as part of the Company’s stock rotation program and returns that have been authorized, but not yet received by the Company.  It is included within other current liabilities in the consolidated balance sheets.

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period.  As of December 31, 2018, deferred revenue (current and noncurrent) of $4.3 million represents the Company’s remaining performance obligations, of which $2.8 million is expected to be recognized within one year, with the remainder to be recognized thereafter.  As of September 30, 2019, deferred revenue (current and noncurrent) of $12.7 million represents the Company’s remaining performance obligations, of which $7.6 million is expected to be recognized within one year, with the remainder to be recognized thereafter.

Revenue recognized during the three and nine-month periods ended September 30, 2019 which was previously included in deferred revenues as of December 31, 2018 was $0.4 million and $2.1 million, respectively.

Cost to obtain a contract

Sales commissions are incremental costs of obtaining a contract.  The Company has elected to recognize these expenses as incurred due to the amortization period of these costs being one year or less.

Note 19. Leases

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

The components of lease expense were as follows and are included in general and administrative expense (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$596	$1,773
Short-term lease cost	47	137
Variable lease costs	105	304
Total lease expense	$748	$2,214

Supplemental balance sheet information related to leases were as follows (in thousands, except lease term and discount rate):

	Balance Sheet Caption	September 30, 2019
Operating leases:
Operating lease assets	Operating lease assets	$6,957
Current lease liabilities	Other current liabilities	$1,932
Noncurrent lease liabilities	Noncurrent operating lease liabilities	$5,544
Weighted average remaining lease term (years):
Operating leases		4.20
Weighted average discount rate:
Operating leases		8.50%

Supplemental cash flow information related to leases were as follows (in thousands):

Nine Months Ended
September 30, 2019
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,910

The Company’s lease terms range from one to seven years and may include options to extend the lease by one to four years.

Maturities on lease liabilities as of September 30, 2019 were as follows (in thousands):

Operating leases
2019 (excludes the nine months ended September 30, 2019)	$618
2020	2,512
2021	2,257
2022	1,311
2023	1,269
Thereafter	972
Total lease payments	8,939
Less: interest	1,463
Present value of lease liabilities	$7,476

Future payments under operating lease agreements as of December 31, 2018 were as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$2,409	$2,418	$2,203	$1,307	$1,267	$1,072	$10,676

As of September 30, 2019, the Company does not have any additional leases for new office facilities that have not yet commenced.

Note 20. Related party transactions

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

VCH, L.P., the ultimate controlling party, provided funding to the Company in the form of CPECs, as described in Note 9 – Loan from Sponsor and capital contribution, and contributed capital of $62.5 million and $2.0 million, respectively.  On July 31, 2017, the Company redeemed the CPECs and VCH, L.P. made a non-cash capital contribution to the Company of $88.4 million, including principal of $62.5 million and accrued interest of $25.9 million.  On December 21, 2017, the Company made a cash return of contributed capital to VCH, L.P. in the amount of $65.7 million.

In connection with the Company’s execution of the Waiver and First Amendment to Amended and Restated Credit Agreement dated November 21, 2018 (Refer to Note 8 – Debt), Vector Capital IV, L.P., an affiliate of the general partner of the Company’s sole shareholder, executed a Limited Guaranty agreement whereby it has agreed to guarantee the Company’s Tranche B loan up to a maximum of the lesser of: (i) $25.0 million and (ii) an amount equal to (a) 1.10 multiplied by (b) an amount equal to the then aggregate principal amount of the Tranche B loan.

In connection with the Company’s execution of the Third Amendment to Amended and Restated Credit Agreement dated June 28, 2019 (Refer to Note 8 – Debt), Vector Capital IV, L.P., an affiliate of the general partner of the Company’s sole shareholder was relieved of its Limited Guaranty agreement.

For the three-month periods ended September 30, 2018 and 2019, Vector Capital Management, LP, an entity related to Holdings, charged $0.1 million and $0.0 million, respectively, for management and oversight fees.  In addition to the management and oversight fees, in 2017, Vector Capital Management, LP charged the Company $2 million in management fees in connection with the Company’s $90 million debt financing as discussed in Note 8 – Debt.  Amounts due to Vector Capital Management, LP at December 31, 2018 and September 30, 2019 were $5.6 million and $0.0 million, respectively, and are included as Payable to Sponsor in the Company’s consolidated balance sheets.  On July 3, 2019, the Company paid $5.6 million to Vector Capital Management from the net proceeds from the Company’s IPO. In connection with the IPO and the payment of these fees, the Vector Capital Management Agreement is terminated.

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

Note 21. Subsequent events

On November 7, 2019, the Company announced a corporate restructuring to better align Cambium’s costs structure with current economic conditions and position the Company to achieve long-term targets and operating growth. The restructuring will only affect personnel, including contract employees, and is expected to be completed by early 2020. The Company will incur between $0.8 million and $1.1 million in personnel costs, including salary continuation and other benefits during the fourth quarter of 2019 and the first quarter ended March 31, 2020.

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

We were formed in 2011 when Cambium Networks acquired the PTP and PMP businesses from Motorola Solutions.  Prior to the acquisition by Cambium Networks, Motorola Solutions had invested over a decade in developing the technology and intellectual property assets that formed the foundation for our business, having launched the Canopy PMP business in 1999 and having acquired the Orthogon Systems PTP business in 2006.  Following the acquisition, we renamed the business Cambium Networks Corporation and leveraged the technology to continue to develop and offer an extensive portfolio of reliable, scalable and secure enterprise-grade fixed wireless broadband and PTP and PMP platforms, Wi-Fi and IIoT solutions.

We offer our wireless broadband solutions in three categories:

•

PTP:  Our PTP backhaul portfolio is comprised of products operating in unlicensed spectrum below 6 GHz, and those operating in licensed spectrum between 6 and 38 GHz.  The mainstay of our backhaul offering is the PTP 670 for commercial applications and PTP 700 for defense and national security applications.  In addition, our PTP 820 series offers carrier-grade microwave backhaul in licensed spectrum, and our recently introduced PTP 550 offers price-performance leadership in spectral efficiency in sub-6GHz unlicensed spectrum.

•

PMP:  Our PMP portfolio ranges from our top-of-the-line PMP 450 series to our ePMP solutions for network operators that need to optimize for both price and performance to our cnReach family of narrow-bandwidth connectivity products for industrial communications.  The PMP 450 series is optimized for performance in high-density and demanding physical environments, and includes the PMP 450m with integrated cnMedusa massive multi-user multiple input/multiple output, or MU-MIMO, technology.  For less demanding environments, ePMP provides a high-quality platform at a more affordable price. The recently released ePMP 3000 supports 4x4 MU-MIMO and is complemented by a broad portfolio of ePMP Force 300 subscriber radios. cnReach products enables IIoT applications, such as supervisory control and data acquisition, or SCADA, processes in the oil and gas, electric utility, water, railroad and other industrial settings.

•

Wi-Fi:  Our Wi-Fi portfolio includes our cnPilot cloud-managed Wi-Fi solutions, our cnMatrix cloud-managed wireless-aware switching solution, and our Xirrus Wi-Fi solutions. cnPilot is for indoor and outdoor enterprise, small business and home applications and offers a range of access points and RF technology that enable network optimization based on desired geographic coverage and user density. cnMatrix provides the intelligent interface between wireless and wired networks.  cnMatrix’s policy-based configuration accelerates network deployment, mitigates human error, increases security, and improves reliability. Xirrus has a portfolio of high performance enterprise Wi-Fi access points and cloud based subscription services.

We generate a substantial majority of our sales through our global channel distribution network, including, as of September 30, 2019, approximately 160 distributors that we sell to directly, together with over 6,200 value added resellers and system integrators supplied by these distributors.  Our channel partners provide lead generation, pre-sales support and product fulfillment, along with professional services for network design, installation, commissioning and on-going field support.  Although we fulfill sales almost exclusively through our channel partners, through our global sales team we engage directly with network operators in our key vertical markets including service providers, enterprises, industrials, defense and national security, and state and local governments. Our sales team responds to bids or requests for quotes, typically in collaboration with a channel partner. Our distributors carry inventory of our products for resale, and generally have stock rotation rights only if they simultaneously place an off-setting order for product.  As such, we generally recognize revenue from sales to distributors on a sell-in basis, and manager our finished goods inventory efficiently to plan for distributor demand.

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

Financial results for the three-month period ended September 30, 2019

•	Total revenue was $65.7 million, an increase of 11.4% year-over-year
•	Wi-Fi revenues increased 132% year-over-year
•	Gross margin of 48.4%
•	Total costs of revenues and operating expenses were $59.5 million
•	Operating income was $4.1 million

Initial public offering

Our registration statement filed with the Securities and Exchange Commission in connection with our initial public offering, or IPO, was declared effective on June 25, 2019, and our ordinary shares began trading on the Nasdaq Global Market on June 26, 2019.  On June 28, 2019, we completed our IPO, in which we sold 5,800,000 shares at a public offering price of $12.00 per share, of which 1,500,000 shares were purchased by our majority shareholder, VCH, L.P.  On June 28, 2019, we received net proceeds of $66.0 million after deducting underwriting discounts and commissions of $3.6 million. We also paid $1.0 million of deferred offering costs. In July 2019, we paid down $30.7 million of our debt, $5.6 million to Vector Capital Management, and an additional $3.4 million of deferred offering expenses.  We expect to pay the remaining deferred offering expenses of $0.2 million in the fourth quarter of 2019.

Our consolidated financial statements for the nine-month period ended September 30, 2019 reflect share-based compensation expense of $16.1 million associated with the one-time recognition of deferred share-based compensation expense and the the one-time issuance of 2,172,000 share options and restricted share units, each upon the completion of our IPO.

Xirrus acquisition

In August 2019, we acquired select assets and assumed select liabilities of the Xirrus Wi-Fi products and cloud services business from Riverbed Technology, Inc. Xirrus has a portfolio of high performance enterprise Wi-Fi access points and subscription services.  We paid $2 million upon closing and may be required to pay an additional $3 million subject to Xirrus attaining certain booking targets. This acquisition will enhance and accelerate our existing network service application capabilities.

We account for business combinations in accordance with ASC 805, Business Combinations. We recorded the acquisition using the acquisition method of accounting and recognized assets and liabilities at their fair value as of the date of acquisition. We based the preliminary allocation of the puchase price on estimates and assumptions that are subject to change within the purchase price allocation period, which is generally one year from the acquisition date. The purchase accounting is not yet complete and as such the final allocation may be subject to change. We determined the estimated fair value of identifiable intangible assets acquired primarily using an income approach.

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

Research and development

In addition to personnel-related costs, research and development expense consists of costs associated with design and development of our products, product certification, travel and recruiting. We generally recognize research and development expense as incurred. For certain of our software projects under development, we capitalize the development costs during the period between determining technological feasibility of the product and commercial release. We amortize the capitalized development cost upon commercial release, generally over three years. We typically do not capitalize costs related to the development of first-generation product offerings as technological feasibility generally coincides with general availability of the software. We expect research and development expense to increase in absolute dollars as we continue to invest in our future products and services.

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

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2019	2018	2019
Statements of Operations Data:
Revenues	$58,981	$65,703	$178,453	$202,966
Cost of revenues	31,469	33,871	93,429	105,032
Gross profit	27,512	31,832	85,024	97,934
Operating expenses
Research and development	9,810	9,895	28,883	35,566
Sales and marketing	10,805	10,363	31,290	34,808
General and administrative	5,520	5,996	14,164	24,189
Depreciation and amortization	2,448	1,449	7,156	3,957
Total operating expenses	28,583	27,703	81,493	98,520
Operating (loss) income	(1,071)	4,129	3,531	(586)
Interest expense	2,033	2,105	5,879	6,674
Other expense	116	61	457	251
(Loss) income before income taxes	(3,220)	1,963	(2,805)	(7,511)
(Benefit) provision for income taxes	(665)	3	(548)	9,041
Net (loss) income	$(2,555)	$1,960	$(2,257)	$(16,552)

	Three months ended September 30,		Nine months ended September 30,
	2018	2019	2018	2019
Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	53.4%	51.6%	52.4%	51.7%
Gross margin	46.6%	48.4%	47.6%	48.3%
Operating expenses
Research and development	16.6%	15.1%	16.2%	17.5%
Sales and marketing	18.3%	15.8%	17.5%	17.1%
General and administrative	9.4%	9.1%	7.9%	11.9%
Depreciation and amortization	4.2%	2.2%	4.0%	1.9%
Total operating expenses	48.5%	42.2%	45.6%	48.5%
Operating (loss) income	(1.9)%	6.2%	2.0%	(0.3)%
Interest expense	3.4%	3.2%	3.3%	3.7%
Other expense	0.2%	0.1%	0.3%	0.1%
(Loss) income before income taxes	(5.5)%	2.9%	(1.6)%	(4.1)%
(Benefit) provision for income taxes	(1.1)%	0.1%	(0.3)%	4.5%
Net (loss) income	(4.4)%	2.8%	(1.3)%	(8.6)%

Comparison of three-month period ended September 30, 2018 to the three-month period ended September 30, 2019

Revenues

	Three months ended September 30,		Change
(dollars in thousands)	2018	2019	$	%
Revenues	$58,981	$65,703	$6,722	11.4%

Revenues increased $6.7 million, or 11.4%, to $65.7 million for the three-month period ended September 30, 2019 from $59.0 million for the three-month period ended September 30, 2018, which was attributable to growth in our point-to-multipoint and Wi-Fi lines, including newer products, as well as pricing actions taken in February 2019. Complementing increased product demand, as described below, revenue growth in 2019 also benefitted from continued expansion of our distribution channel, bringing the total registered channel partners to over 6,400 as of September 30, 2019.

Revenues by product category

	Three months ended September 30,		Change
(dollars in thousands)	2018	2019	$	%
Point-to-MultiPoint	$33,024	$38,856	$5,832	17.7%
Point-to-Point	20,566	15,976	(4,590)	(22.3)%
Wi-Fi	4,370	10,141	5,771	132.1%
Other	1,021	730	(291)	(28.5)%
Total revenues by product category	$58,981	$65,703	$6,722	11.4%

Point-to-MultiPoint

Our PMP product line comprised 59% of total revenues for the three-month period ended September 30, 2019 and 56% of total revenues for the three-month period ended September 30, 2018.  PMP revenue growth was attributable to continued growth in core PMP products and new product introduction.

Point-to-Point

PTP revenue decreased due to funding delays in the defense sector and decreased sales in the licensed products segment.

Wi-Fi

Wi-Fi revenue increased primarily as a result of recent new product introductions, including cnMatrix.

Revenues by geography

	Three months ended September 30,		Change
(dollars in thousands)	2018	2019	$	%
North America	$29,104	$29,032	$(72)	(0.2)%
Europe, Middle East, Africa	17,082	21,749	4,667	27.3%
Caribbean and Latin America	6,624	8,008	1,384	20.9%
Asia Pacific	6,171	6,914	743	12.0%
Total revenues by geography	$58,981	$65,703	$6,722	11.4%

Revenues increased in all but one region with North America and Europe, Middle East, Africa contributing 78% and 77% of total revenues for both the three-month periods ended September 30, 2018 and September 30, 2019, respectively. North America sales benefited from new product introductions of PMP products, but was affected by decreased sales to the defense industry due to funding timing. Europe, Middle East, Africa sales increased due to increased sales to the Enterprise segment as well as increased sales of ePMP and wireless products.  Caribbean and Latin America sales increased due to increased sales of wireless products to enterprise customers while Asia Pacific sales benefitted from increased ePMP product sales.

Cost of revenues and gross margin

	Three months ended September 30,		Change
(dollars in thousands)	2018	2019	$	%
Cost of revenues	$31,469	$33,871	$2,402	7.6%
Gross margin	46.6%	48.4%		180 bps

Cost of revenues increased $2.4 million, or 7.6%, to $33.9 million for the three-month period ended September 30, 2019 from $31.5 million for the three-month period ended September 30, 2018.  The increase in cost of revenues was primarily due to increased product and freight costs as a result of increased sales.

Gross margin increased to 48.4% for the three-month period ended September 30, 2019 from 46.6% for the three-month period ended September 30, 2018.  The increase reflected a full quarter of 2019 increases in product prices and initiatives put in place for pricing and supply chain, including supply operations and inventory-related costs.

Operating expenses

	Three months ended September 30,		Change
(dollars in thousands)	2018	2019	$	%
Research and development	$9,810	$9,895	$85	0.9%
Sales and marketing	10,805	10,363	(442)	(4.1)%
General and administrative	5,520	5,996	476	8.6%
Depreciation and amortization	2,448	1,449	(999)	(40.8)%
Total operating expenses	$28,583	$27,703	$(880)	(3.1)%

Research and development

Research and development expense increased $0.1 million, or 0.9%, to $9.9 million for the three-month period ended September 30, 2019 from $9.8 million for the three-month period ended September 30, 2018.  As a percentage of revenues, research and development expenses decreased to 15.1% in 2019 from 16.6% in 2018 over the same periods. In absolute dollars, research and development costs increased due to $0.2 million of share-based compensation expense as well as a $1.0 million increase in headcount costs due to our continued investment in product development to grow our business, partially offset by $1.0 in lower personnel costs from annual incentive plans.  As a percentage of revenues, sales growth outpaced headcount investment and share-based compensation increases.

Sales and marketing

Sales and marketing expense decreased $0.4 million, or (4.1)%, to $10.8 million for the three-month period ended September 30, 2019 from $10.8 million for the three-month period ended September 30, 2018.  As a percentage of revenues, sales and marketing expense  decreased to 15.8% in 2019 from 18.3% in 2018 over the same period.  Sales and marketing expense decreased due to $1.2 million of lower personnel costs from employee incentive plans and contractor spending, partially offset by a $0.8 million increase from headcount growth due to our continued focus on growing sales as well as from share-based compensation.  As a percentage of revenues, the decrease over the same period was largely due to our efforts to control spending in line with revenue growth.

General and administrative

General and administrative expense increased $0.5 million, or 8.6%, to $6.0 million for the three-month period ended September 30, 2019 from $5.5 million for the three-month period ended September 30, 2018.  As a percentage of revenues, general and administrative expense decreased to 9.1% in 2019 from 9.4% in 2018 over the same period.  General and administrative expense increased in absolute dollars due to $0.8 million of directors and officers insurance premiums and a $0.2 million increase from share-based compensation expense, partially offset by lower employee incentive plan and personnel costs of $0.6 million.  As a percentage of revenues, general and administrative expense was lower largely due to our efforts to control spending in line with revenue growth.

Depreciation and amortization

Depreciation and amortization expense decreased $1.0 million, or (40.8)%, to $1.4 million for the three-month period ended September 30, 2019 from $2.4 million for the three-month period ended September 30, 2018.  The decrease in depreciation and amortization was driven by decreases in intangible asset amortization, as certain acquired software, technology and patents became fully amortized during the fourth quarter of 2018.

Interest expense

	Three months ended September 30,		Change
(dollars in thousands)	2018	2019	$	%
Interest expense	$2,033	$2,105	$72	3.5%

Interest expense increased $0.1 million, or 3.5%, to $2.1 million for the three-month period ended September 30, 2019 from $2.0 million for the three-month period ended September 30, 2018.  The increase was primarily due to a $0.5 million write-down of deferred financing fees in July 2019 related to the prepayment on the term loan offset by lower interest expense as a result of the lower debt balance.

Other expense

	Three months ended September 30,		Change
(dollars in thousands)	2018	2019	$	%
Other expense	$116	$61	$(55)	(47.4)%

Other expense remained relatively flat for the three-month period ended September 30, 2019 over the three-month period ended September 30, 2018, and was primarily associated with foreign currency fluctuations.

Provision for income taxes

	Three months ended September 30,		Change
(dollars in thousands)	2018	2019	$	%
(Benefit) provision for income taxes	$(665)	$3	$668	nm
Effective income tax rate	20.7%	0.2%

Our income tax expense increased $0.7 million to $0.0 million for the three-month period ended September 30, 2019 from a benefit of ($0.7) million for the three-month period ended September 30, 2018.  The effective tax rates were 0.2% and 20.7% over the same periods, respectively, and reflect the application of our expected annual tax rate to pre-tax results for each of the periods as well as discrete tax impacts that arise during the periods. Tax expense was higher in the current-year period due an increase in the valuation allowance against our UK deferred tax assets enacted during the three-month period ended September 30, 2019 of $2.6 million, as well as application of the annual effective tax rate to pre-tax operating income of $2.0 million earned in the three-month period ended September 30, 2019 versus a pre-tax operating loss of $(3.2) million recognized in the three-month period ended September 30, 2018.

Comparison of the nine-month period ended September 30, 2018 to the nine-month period ended September 30, 2019

Revenues

	Nine months ended September 30,		Change
(dollars in thousands)	2018	2019	$	%
Revenues	$178,453	$202,966	$24,513	13.7%

Revenues increased $24.5 million, or 13.7%, to $203.0 million for the nine-month period ended September 30, 2019 from $178.5 million for the nine-month period ended September 30, 2018, which was attributable to growth in Point-to-Multipoint and Wi-Fi product lines, including newer and acquired products as well as strong sales to key sectors across the geographies.  Complementing increased product demand, as described below, revenue growth in 2019 benefitted from continued expansion of our distribution channel, bringing the total registered channel partners to over 6,400 as of September 30, 2019.

Revenue by product category

	Nine months ended September 30,		Change
(dollars in thousands)	2018	2019	$	%
Point-to-MultiPoint	$105,332	$122,913	$17,581	16.7%
Point-to-Point	54,273	53,440	(833)	(1.5)%
Wi-Fi	15,537	24,157	8,620	55.5%
Other	3,311	2,456	(855)	(25.8)%
Total revenues by product category	$178,453	$202,966	$24,513	13.7%

Point-to-MultiPoint

Our PMP product line comprised 61% of total revenues for the nine-month period ended September 30, 2019 and 59% of total revenues for the nine-month period ended September 30, 2018.  PMP revenue growth was attributable to increased sales to a large customer in the Europe, Middle East, Africa region and continued growth in core PMP products and new product introductions.

Point-to-Point

The decrease in our PTP revenue was driven principally by lower sales in licensed PTP products offset partially by strong sales in the defense sector.

Wi-Fi

Wi-Fi revenue increased primarily from base business growth across North America and Europe, Middle East and Africa geographies, Enterprise sector sales and new product introductions including our new switch product, cnMatrix, in the fourth quarter of 2018.

Revenues by geography

	Nine months ended September 30,		Change
(dollars in thousands)	2018	2019	$	%
North America	$80,682	$93,452	$12,770	15.8%
Europe, Middle East, Africa	53,968	66,713	12,745	23.6%
Caribbean and Latin America	23,599	23,527	(72)	(0.3)%
Asia Pacific	20,204	19,274	(930)	(4.6)%
Total revenues by geography	$178,453	$202,966	$24,513	13.7%

Revenues increased in North America and Europe, Middle East, Africa over the period with these regions contributing 79% of total revenues for the nine-month period ended September 30, 2019 and 75% of total revenues for the nine-month period ended September 30, 2018. North America sales benefited from new product introductions of PMP products and increases in sales to the defense and enterprise sectors. Europe, Middle East, Africa sales increased due to increasing momentum of product adoption of indoor Wi-Fi products and increased overall year-to-date sales to a large customer in Italy.  Asia Pacific and Caribbean and Latin America sales decreased due to comparisons against prior year results that included one-time infrastructure replacement initiatives as well as delays in government sector spending for the year.

Cost of revenues and gross margin

	Nine months ended September 30,		Change
(dollars in thousands)	2018	2019	$	%
Cost of revenues	$93,429	$105,032	$11,603	12.4%
Gross margin	47.6%	48.3%		70 bps

Cost of revenues increased $11.6 million, or 12.4%, to $105.0 million for the nine-month period ended September 30, 2019 from $93.4 million for the nine-month period ended September 30, 2018.  The increase in cost of revenues was primarily due to increased product sales and freight costs as well as share-based compensation expense of $0.2 million recognized in the three-month period ended June 30, 2019.

Gross margin increased slightly to 48.3% for the nine-month period ended September 30, 2019 from 47.6% for the nine-month period ended September 30, 2018 primarily from pricing initiatives enacted in the three-month period ended March 31, 2019 along with gross margin improvement initiatives put in place for supply chain, including supply operations and inventory-related costs.

Operating expenses

	Nine months ended September 30,		Change
(dollars in thousands)	2018	2019	$	%
Research and development	$28,883	$35,566	$6,683	23.1%
Sales and marketing	31,290	34,808	3,518	11.2%
General and administrative	14,164	24,189	10,025	70.8%
Depreciation and amortization	7,156	3,957	(3,199)	(44.7)%
Total operating expenses	$81,493	$98,520	$17,027	20.9%

Research and development

Research and development expense increased $6.7 million, or 23.1%, to $35.6 million for the nine-month period ended September 30, 2019 from $28.9 million for the nine-month period ended September 30, 2018.  As a percentage of revenues, research and development expenses increased to 17.5% in 2019 from 16.2% in 2018 over the same period.  In absolute dollars, the increase in research and development expense was due to the recognition of $5.1 million of share-based compensation expense and our continued investment in product development to grow our business, including a $1.6 million increase in overall headcount and personnel costs.  As a percentage of revenues, the increase was driven by the aforementioned share-based compensation expense and headcount costs. Share-based compensation expense includes certain one-time charges recorded in connection with our Recapitalization and IPO, and is a non-cash item. Excluding share-based compensation expense, as a percentage of revenues, research and development expenses were 15.0% for the nine-month period ended September 30, 2019 compared to 16.2% for the same period in 2018 as sales growth outpaced headcount and personnel growth cost.

Sales and marketing

Sales and marketing expense increased $3.5 million, or 11.2%, to $34.8 million for the nine-month period ended September 30, 2019 from $31.3 million for the nine-month period ended September 30, 2018.  As a percentage of revenues, sales and marketing expense decreased to 17.1% in 2019 from 17.5% in 2018 over the same period.  In absolute dollars, sales and marketing expense increased due to $4.0 million of share-based compensation expense as well as a $0.5 million increase in headcount and personnel costs due to our continued focus on growing sales, partially offset by $1.0 million in lower employee incentive compensation cost.  As a percentage of revenues, the increase was driven by the aforementioned share-based compensation expense and headcount costs. Share-based compensation expense includes certain one-time charges recorded in connection with our Recapitalization and IPO, and is a non-cash item. Excluding share-based compensation, as a percentage of sales, sales and marketing expenses were 15.2% for the nine-month period ended September 30, 2019 compared to 17.5% for the same period in 2018 as sales growth outpaced headcount and personnel growth.

General and administrative

General and administrative expense increased $10.0 million, or 70.8%, to $24.2 million for the nine-month period ended September 30, 2019 from $14.2 million for the nine-month period ended September 30, 2018.  As a percentage of revenues, general and administrative expenses increased to 11.9% in 2019 from 7.9% in 2018 over the same period.  General and administrative expenses increased due to $7.7 million of share-based compensation expense recognized in June 2019, $1.2 million in higher legal fees, and $0.8 million of directors and officers insurance premiums recognized since our IPO in June 2019.  Share-based compensation expense includes certain one-time charges recorded in connection with our Recapitalization and IPO, and is a non-cash item. Excluding share-based compensation expense, as a percentage of revenues, general and administrative expenses were 8.1% for the nine-month period ended September 30, 2019 compared to 7.9% in the same period in 2018, driven by higher litigation costs incurred during the year and directors and officers insurance costs as a result of our recent IPO.

Depreciation and amortization

Depreciation and amortization expense decreased $3.2 million, or (44.7)%, to $4.0 million for the nine-month period ended September 30, 2019 from $7.2 million for the nine-month period ended September 30, 2018.  The decrease in depreciation and amortization was driven by decreases in our intangible asset amortization as certain acquired software, technology and patents became fully amortized during the fourth quarter of 2018.

Interest expense

	Nine months ended September 30,		Change
(dollars in thousands)	2018	2019	$	%
Interest expense	$5,879	$6,674	$795	13.5%

Interest expense increased $0.8 million, or 13.5%, to $6.7 million for the nine-month period ended September 30, 2019 from $5.9 million for the nine-month period ended September 30, 2018.  The increase was primarily due to higher debt levels from refinancing activity in November 2018 and a $0.5 million write-down of deferred financing fees related to the prepayment of the debt in July 2019.

Other expense

	Nine months ended September 30,		Change
(dollars in thousands)	2018	2019	$	%
Other expense	$457	$251	$(206)	(45.1)%

Other expense decreased ($0.2), or (45.1)%, to $0.3 million for the nine-month period ended September 30, 2019 from $0.5 million for the nine-month period ended September 30, 2018, and was primarily associated with foreign currency fluctuations.

Provision for income taxes

	Nine months ended September 30,		Change
(dollars in thousands)	2018	2019	$	%
(Benefit) provision for income taxes	$(548)	$9,041	$9,589	nm
Effective income tax rate	19.5%	(120.4)%

Our income tax expense increased $9.6 million to an expense of $9.0 million for the nine-month period ended September 30, 2019 from a benefit of $(0.5) million for the period ended September 30, 2018.  The effective tax rates were (120.4)% and 19.5% over the same periods, respectively, and reflect the application of our expected annual tax rate to pre-tax results for each of the periods as well as discrete tax impacts recognized during the year. Tax expense was higher in the nine-month period ended September 30, 2019 due to our recognition of a valuation allowance against our UK deferred tax assets in the three-month period ended June 30, 2019 and a subsequent increase to the valuation allowance against our UK deferred tax asset in the three-month period ended September 30, 2019, as well as application of our annual effective tax rate over the periods.

Liquidity and Capital Resources

As of September 30, 2019, we had a cash balance of $19.0 million. Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures.  We believe these needs will be satisfied over at least the next 12 months using cash flow generated by our operations, our cash, proceeds from our IPO, and our available borrowings under our revolving credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We expect to regularly assess market conditions and may raise additional equity or incur additional debt if and when our board of directors determines that doing so is in our best interest.

On June 28, 2019, we received net proceeds of $66.0 million upon the completion of our IPO, after deducting underwriting commission and fees. We also paid $4.4 million of deferred offering costs in conjunction with the offering during fiscal 2019.  In July, we used $30.7 million of the net proceeds to pay down our external debt and $5.6 million to pay management fees owed to Vector Capital.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Nine months ended September 30,
	2018	2019
Cash used in operating activities	$(4,739)	$(2,592)
Cash used in investing activities	$(5,052)	$(5,407)
Cash provided by financing activities	$6,587	$22,578

Cash flows from operating activities

Net cash used in operating activities for the nine-month period ended September 30, 2019 of $2.6 million consisted primarily of a net loss of $16.5 million, adjustments for non-cash share-based compensation expense of $16.9 million, depreciation and amortization and other impacts of $5.3 million, partially offset by impacts resulting in cash inflows including deferred tax impacts of $7.4 million and outflows from operating assets and liabilities of $15.4 million.  The changes in operating assets and liabilities consisted primarily of a $8.7 million increase in inventories as we procured additional inventory of new products, $5.5 million reduction in management fees owed to Vector that were previously accrued and became payable upon completion of our IPO in June 2019, as well as reductions in our accounts payable of $1.7 million, and other miscellaneous offsetting impacts totaling $0.5 million.

Net cash used in operating activities for the nine-month period ended September 30, 2018 of $4.7 million consisted primarily of net loss of $2.3 million, adjustments for depreciation and amortization and changes in deferred tax assets of $7.5 million and changes in operating assets and liabilities that resulted in net cash outflows of $10.1 million.  The changes in operating assets and liabilities consisted primarily of a $9.5 million increase in inventories as we procured additional inventory of new products in anticipation of increased sales, reduced accrued employee compensation of $3.9 million as we paid the 2017 bonus in 2018 and increased accounts receivable of $3.9 million partially offset by an increase in net accounts payable and assets and liabilities of $7.2 million.

Cash flows from investing activities

Our investing activities for all periods presented consisted of capital expenditures for property, equipment and software in support of the growth of our business. For the three-month period ended September 30, 2019, our investing activities also included $2.0 million of cash paid for the acquisition of select assets and assumption of select liabilities of the Xirrus Wi-Fi business.

Cash flows from financing activities

During the nine-month period ended September 30, 2019, net cash provided of $22.6 million was primarily due to $66.0 million in proceeds received from the issuance of shares in our IPO, net of underwriters commissions, repayment of $37.8 million in principal under our term loan and revolving loan facilities, and payment of $4.4 million of deferred issuance costs related to the IPO.

During the nine-month period ended September 30, 2018, net cash provided of $6.6 million was primarily due to $10.0 million in proceeds received from borrowing under our revolving credit facility, partially offset by $3.4 million to repay principal due under our term loan facility.

Debt

We had outstanding external debt of $103.0 million and $65.9 million, including the current portions of $8.8 million and $9.3 million at December 31, 2018 and September 30, 2019, respectively.

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

On July 1, 2019, we paid $30.7 million to the Lenders out of the net proceeds of our IPO, comprised of $20.7 million repayment of the term loan and all outstanding amounts under the revolving credit facility were repaid, leaving an available revolving commitment of $10.0 million.

The Credit Agreement contains customary representations, warranties and affirmative and negative covenants. We are required to maintain quarterly minimum consolidated fixed charge coverage ratio and minimum consolidated leverage ratio, and a monthly minimum adjusted quick ratio.  As of December 31, 2018, we were in compliance with all affirmative covenants and our monthly negative covenant, but were in default of both the quarterly maximum consolidated leverage ratio and the minimum consolidated fixed charge coverage ratio.  On April 26, 2019, we entered into a Consent, Waiver and Second Amendment to Amended and Restated Credit Agreement, under which the lenders waived the December 31, 2018 default, as well as reset certain of the debt covenants.  We failed to comply with the minimum adjusted quick ratio for the month ended May 31, 2019.  As a result, on June 21, 2019, our lenders provided a Waiver Agreement which waived our failure to meet this financial covenant.  As of September 30, 2019, we were in compliance with all financial covenants.

Contractual Obligations and Commercial Commitments

For the three-month period ended September 30, 2019, there have been no material changes to the contractual obligations and commercial commitments previously disclosed in our Prospectus.

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

During the three-month period ended September 30, 2019, there were no significant changes to our critical accounting policies and estimates as described in our Prospectus, except as described below.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three-month period ended September 30, 2019.  We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates.  The U.S. dollar is the single largest currency in which our revenue contracts are denominated.  Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer.  In those instances where our goods and services have already been sold, receivables may be more difficult to collect.  Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins.  We have not entered into any foreign currency hedging transactions.  We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

We do not hold any cash in any investment accounts and all cash is deposited with financial institutions that management believes are of high credit quality.  The Company’s cash consists primarily of U.S. dollar denominated demand accounts.

We had $67.6 million of debt outstanding as of September 30, 2019 under our Credit Agreement.  The Company is exposed to interest rate risk from fluctuations in the three-month US LIBOR rate that is a component of the interest rate used to calculate interest expense on the debt.  Interest accrues on the outstanding principal amount of the term loan on a quarterly basis and is equal to the three-month US LIBOR rate plus a base rate of 4.75%, 4.25% or 4.00%.  The base rate is affected by our financial performance as measured by the consolidated leverage ratio.  The rate on the term loan was 7.08% as of September 30, 2019 and was reduced to 6.85% on October 1, 2019 due to a reduction in the US LIBOR rate.  A hypothetical 100-basis point increase in interest rates, and assuming a constant base rate, would result in an additional $0.7 million in interest expense related to the external debt per year.

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

Changes in internal control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on effectiveness of controls and procedures

None.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Third parties may from time to time assert legal claims against us.  Except as set forth below, there have been no material changes with respect to Legal Proceedings as disclosed in our Prospectus.

On August 7, 2018, Ubiquiti Networks, Inc. filed a lawsuit against us, two of our employees, one of our distributors and one of our end users in the United States District Court for the Northern District of Illinois.  The complaint alleges that our development of and sale and promotion of its Elevate software as downloaded on a Ubiquiti device violates the Computer Fraud and Abuse Act and Illinois Computer Crimes Prevention Law, the Digital Millennium Copyright act and the Copyright Act, and constitutes misrepresentation and false advertising and false designation of origin in violation of the Lanham Act and state competition laws, breach of contract, tortious interference with contract and unfair competition, and trademark infringement and common law misappropriations.  The complaint also brings additional claims against all defendants that the development and sales of Elevate violated the Racketeer influenced and Corrupt Organizations Act.  The defendants answered the complaint and filed a motion to dismiss on December 11, 2018.  Ubiquiti served requests for production of documents on December 17, 2018.  All discovery motions, including these requests for production, have been stayed by the court pending its ruling on the motion to dismiss. On May 8, 2019, the judge issued his order on the motion for extension of time and Ubiquiti had until June 18, 2019 to file an amended complaint.  On May 22, 2019, the judge issued his order on the motion to dismiss, and dismissed Ubiquiti’s complaint without prejudice.  On May 24, 2019, Ubiquiti filed a motion for extension of time to file an amended complaint.  We filed a motion objecting to the proposed extension of time on May 24, 2019. On June 18, 2019, Ubiquiti filed its First Amended Complaint (“FAC”). The FAC makes substantially the same claims against the same parties with the exception that the FAC does not include claims for violation of the Illinois Computer Crime Prevention Law, Infringement of Registered Trademarks, False Designation of Origin, and Common Law Trademark Misappropriation that were included in the initial complaint.  We filed a motion to dismiss the FAC on July 10, 2019. On July 15, 2019, Ubiquiti filed a motion to lift the stay of discovery previously imposed by the court. Our response to Ubiquiti’s motion to lift the stay was filed on July 31, 2019. Ubiquiti filed a response to our motion to dismiss on August 15, 2019. We filed a reply in support of its motion to dismiss on August 27, 2019. The Court held a hearing on both motions on September 4, 2019 and took the matters under submission. The lawsuit is in its early stages and we cannot currently estimate the loss or range of losses, if any, that we may experience in connection with this litigation. We plan to vigorously defend ourselves against these claims; however, there can be no assurance that we will prevail in the lawsuit.

On September 20, 2019, VenKee Communications, LLC filed a lawsuit against us in the United States District Court for the Western District of Texas. The complaint alleges that our cnPilot products violate U.S. Patent 7,916,684 entitled “Wireless Communication Network Providing Communication Between Mobile Devices and Access Points” owned by plaintiff. We have obtained an extension of time to respond to the complaint to November 14, 2019. The lawsuit is in its early stages and we cannot currently estimate the loss or range of losses, if any, that we may experience in connection with this litigation. We plan to vigorously defend ourselves against these claims; however, there can be no assurance that we will prevail in the lawsuit.

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

In all our markets, we compete with a number of wireless equipment providers worldwide that vary in size and in the products and solutions offered. Our competitors for products and solutions for the unlicensed, sub-6 GHz spectrum bands include Ubiquiti, Radwin, MikroTik and Telrad. In the licensed microwave markets, our competitors include SIAE, SAF Tehnica and Aviat. Our Wi-Fi products and solutions compete with Ruckus Wireless (CommScope), Cisco Meraki, HPE (Aruba) and Ubiquiti. Our cnReach IIoT products and solutions compete with GE MDS and Freewave. Our cnMatrix cloud-managed switch platform competes with Ubiquiti, Ruckus, HPE and MikroTik. As our target markets continue to develop and expand, and as the technology for wireless broadband continues to evolve, we expect competition to increase. We also expect consolidation to impact the competitive landscape, such as the acquisition by Arris Group of Ruckus Wireless in 2017, and the subsequent acquisition of Arris Group by CommScope in 2019, as well as the acquisition of Aerohive by Extreme Networks in August 2019.

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

•	Strength, quality and scale of pre- and post-sales product support.

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

Our revenue growth rate in recent periods may not be indicative of our future performance. For example, our revenues grew 11.4% from the third quarter of 2018 to the third quarter of 2019. We may not achieve similar revenue growth rates in future periods. You should not rely on our revenues for any prior quarterly or annual period as any indication of our future revenues or revenue growth. If we are unable to maintain consistent revenues or revenue growth, our operating results and the trading price of our shares could be materially affected.

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

Our revenues fluctuate on a seasonal basis, which affects the comparability of our results between sequential periods. While generally consistent, in certain periods other business factors have masked this seasonal pattern and the quantifiable effects of these seasonal variations are difficult to predict accurately. For example, in the second quarter of 2019 we achieved record sales level in part driven by sales to a large customer in Europe, Middle East, Africa region, but we also experienced declines in our Asia Pacific region due to delayed spending in the government sector. These factors introduce risk into our business as we rely upon forecasts of demand to build inventory in advance of anticipated sales. If our sales mix changes, or if the geographic mix of our sales changes, the seasonal nature of our revenues may change in unpredictable ways, which could increase the volatility of both our financial results and share price.

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

Although we rely on channel partners to fulfill the substantial majority of our sales, our direct sales force plays a critical role driving our sales through direct engagement with network operators. We have invested and will continue to invest substantially in our sales organization. Our sales headcount has grown from 87 as of December 31, 2016 to 131 as of September 30, 2019, as we focus on growing our business, entering new markets and increasing our market share, and we expect to incur significant additional expenses as we continue to expand our sales organization in order to achieve revenue growth. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire and retain sufficient numbers of qualified individuals in all locations where we expect to grow our sales organization. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire do not achieve expected levels of productivity, our business, operating results and financial condition could be materially adversely affected.

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

As a result of our international reach, we must hire and train experienced personnel to manage our international operations. If we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties expanding our sales outside of the United States. If we are not able to maintain these relationships internationally or to recruit additional channel partners, our future international sales could be limited. Business practices in the international markets that we serve may differ from those in the United States and may require us in the future to include terms other than our standard terms in contracts. In addition, we face risks to our business based on changes in tariffs, trade barriers, export regulations, political conditions and contractual restrictions. For example, our cost of goods in the Wi-Fi and switch product line, as well as most of our ePMP products, has been adversely affected by U.S. tariffs on goods produced for us in China and later imported into the United States. We also have products manufactured for us in Mexico, and there is increasing uncertainty of trade relations between Mexico and the United States. To date the effect of increased tariffs has not been material to our overall operating results. However, our future operating results could be materially affected to the extent additional tariffs are imposed by the United States or other countries.

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

Following the referendum in June 2016 in which voters in the United Kingdom approved an exit from the European Union, the U.K. government initiated the formal process to leave the European Union (often referred to as Brexit) on March 29, 2017. Uncertainty exists as to the timing as well as the provisions governing, the U.K.’s departure from the European Union. The future effects of Brexit will depend on any agreements the United Kingdom makes to retain access to the European Union or other markets either during a transitional period or more permanently. Given the lack of comparable precedent, it is unclear what economic, financial, trade and legal implications the withdrawal of the United Kingdom from the European Union would have generally and how such withdrawal would affect us.

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

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. A number of companies hold a large number of patents that may cover technology necessary to our products. We have in the past received and expect to continue to receive claims by third parties that we infringe their intellectual property rights. For example, on August 7, 2018, Ubiquiti Networks, Inc. filed a lawsuit, which we refer to as the Ubiquiti Litigation, in the United States District Court, Northern District of Illinois, against us, two of our employees, one of our distributors and one of our end users. The complaint alleged that our development of and sales and promotion of our Elevate software as downloaded on a Ubiquiti device violates the Computer Fraud and Abuse Act and Illinois Computer Crimes Prevention Law, the Digital Millennium Copyright Act and the Copyright Act and constitutes misrepresentation and false advertising and false designation of origin in violation of the Lanham Act and state competition laws, breach of contract, tortious interference with contract and unfair competition, and trademark infringement and common law misappropriation. The complaint also asserted additional claims against all defendants alleging that the development and sales of Elevate violated the Racketeer Influenced and Corrupt Organizations Act. On May 22, 2019, the Court issued its order dismissing Ubiquiti’s complaint without prejudice. On June 18, 2019, Ubiquiti filed its First Amended Complaint (FAC). The FAC makes substantially the same claims against the same parties with the exception that the FAC does not include claims for violation of the Illinois Computer Crime Prevention Law, Infringement of Registered Trademarks, False Designation of Origin, and Common Law Trademark Misappropriation that were included in the initial complaint. We filed a motion to dismiss the FAC on July 10, 2019. ON July 15, 2019, Ubiquiti filed a motion to lift the stay of discovery previously imposed by the court. Our response to Ubiquiti’s motion to lift the stay was filed on July 31, 2019. Ubiquiti filed a response to our motion to dismiss on August 13, 2019. We filed a reply in support of our motion to dismiss on August 27, 2019. The Court held a hearing on both matters on September 4, 2019 and took the matters under submission. The Court set a status conference for November 7, 2019. There can be no assurance that we will prevail in the lawsuit.

On September 20, 2019, VenKee Communications, LLC filed a lawsuit against us in the United States District Court for the Western District of Texas.  The complaint alleges that our cnPilot products violate U.S. Patent 7,916,684 entitled “Wireless Communication Network Providing Communication Between Mobile Devices and Access Points” owned by plaintiff.  We have obtained an extension of time to respond to the complaint to November 14, 2019.  The lawsuit is in its early stages and we cannot currently estimate the loss or range of losses, if any, that it may experience in connection with this litigation.

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

The trading price of our shares may fluctuate substantially. The trading price of our shares will depend on a number of factors, including those described in this “Risk factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our shares since you might be unable to sell your shares at or above the price you paid for them. Factors that could cause fluctuations in the trading price of our shares include the following:

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

Just prior to the IPO, the Company effected the Recapitalization, which comprised (i) an increase in the authorized and outstanding shares held by VCH, L.P. and (ii) an exchange of the vested share-based compensation awards held by the Company’s employees for its shares and unvested share-based compensation awards for restricted shares or restricted share units issued by the Company, each on a value-for-value basis. As a result, and based on the IPO price of $12.00, the Company issued (a) 17,627,575 shares to VCH, L.P. and (b) 2,220,788 shares to its employees and service providers, of which 91,125 shares were withheld from the employees and services providers in net settlement of amounts due.

(b)	Use of proceeds

On June 28, 2019, we completed our IPO in which we sold 5,800,000 ordinary shares at a price of $12.00 per share. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-21789), which was declared effective by the SEC on June 25, 2019. We raised approximately $61.4 million in net proceeds after deducting underwriting discounts and commissions of $3.6 million and $4.6 million for offering expenses. We used a portion of the proceeds to pay down debt of $30.7 million on July 1, 2019, to pay $5.6 million on July 3, 2019 to Vector Capital Management, an affiliate of (i) Vector Cambium Holdings (Cayman), L.P., who owns 75% of our outstanding ordinary shares and (ii) Robert Amen and Alexander Slusky, members of our board of directors. The managing underwriters of our IPO were J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC. In addition, on August 5, 2019, we used $2.0 million of the net proceeds to pay to Riverbed Technology, Inc. the initial purchase price of the acquisition of assets and liabilities of its Xirrus Wi-Fi business.

Item 3. Defaults Upon Senior Securities.

None.

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

Cambium Networks Corporation

Date: November 8, 2019	By:	/s/ Atul Bhatnagar
Atul Bhatnagar
President and Chief Executive Officer

Date: November 8, 2019	By:	/s/ Stephen Cumming
Stephen Cumming
Chief Financial Officer