Form 10-Q
period 2020-06-30
Cambium Networks Corp
filed 2020-08-12
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 001-38952

CAMBIUM NETWORKS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Cambium Networks, Inc.
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

As of August 6, 2020 the registrant had 25,686,799 shares of ordinary shares, $0.0001 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Cambium Networks Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,	June 30,
	2019	2020
		(unaudited)
ASSETS
Current assets
Cash	$19,346	$37,444
Receivables, net of allowances	58,628	51,290
Inventories, net	41,670	30,091
Recoverable income taxes	—	201
Prepaid expenses	5,323	3,792
Other current assets	4,350	3,893
Total current assets	129,317	126,711
Noncurrent assets
Property and equipment, net	8,314	7,700
Software, net	3,395	3,145
Operating lease assets	6,872	5,991
Intangible assets, net	15,100	13,997
Goodwill	8,552	9,842
Deferred tax assets, net	929	841
Other noncurrent assets	—	415
TOTAL ASSETS	$172,479	$168,642
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$25,214	$20,021
Accrued liabilities	15,034	16,556
Employee compensation	4,652	6,570
Current portion of long-term external debt, net	9,454	9,454
Deferred revenues	7,430	6,368
Other current liabilities	6,084	7,152
Total current liabilities	67,868	66,121
Noncurrent liabilities
Long-term external debt, net	54,158	49,431
Deferred revenues	4,852	3,934
Noncurrent operating lease liabilities	5,335	4,176
Deferred tax liabilities, net	337	—
Other noncurrent liabilities	—	1,184
Total liabilities	132,550	124,846
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2019 and June 30, 2020; 25,753,603 shares issued and 25,672,983 outstanding at December 31, 2019 and 25,774,139 shares issued and 25,684,371 outstanding at June 30, 2020	3	3
Additional paid in capital	104,773	106,524
Treasury shares, at cost, 80,620 shares at December 31, 2019 and 89,768 shares at June 30, 2020	(1,094)	(1,048)
Accumulated deficit	(63,374)	(60,900)
Accumulated other comprehensive loss	(379)	(783)
Total shareholders' equity	39,929	43,796
TOTAL LIABILITIES AND EQUITY	$172,479	$168,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Revenues	$69,151	$62,254	$137,263	$122,683
Cost of revenues	34,839	31,782	71,161	61,579
Gross profit	34,312	30,472	66,102	61,104
Operating expenses
Research and development	15,189	9,299	25,671	21,113
Sales and marketing	14,227	8,035	24,445	18,339
General and administrative	13,063	6,625	18,193	13,071
Depreciation and amortization	1,227	1,700	2,508	3,395
Total operating expenses	43,706	25,659	70,817	55,918
Operating (loss) income	(9,394)	4,813	(4,715)	5,186
Interest expense, net	2,301	1,525	4,569	2,870
Other expense (income), net	56	(22)	190	(238)
(Loss) income before income taxes	(11,751)	3,310	(9,474)	2,554
Provision (benefit) for income taxes	8,623	(2)	9,038	80
Net (loss) income	$(20,374)	$3,312	$(18,512)	$2,474

(Loss) earnings per share
Basic	$(1.47)	$0.13	$(1.35)	$0.10
Diluted	$(1.47)	$0.13	$(1.35)	$0.10
Weighted-average number of shares outstanding to compute net (loss) earnings per share
Basic	13,865,111	25,683,289	13,732,760	25,680,234
Diluted	13,865,111	25,789,830	13,732,760	25,764,966

Share-based compensation included in costs and expenses:
Cost of revenues	$182	$18	$182	$35
Research and development	4,863	422	4,863	790
Sales and marketing	3,607	243	3,607	475
General and administrative	7,426	257	7,426	451
Total share-based compensation	$16,078	$940	$16,078	$1,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Net (loss) income	$(20,374)	$3,312	$(18,512)	$2,474
Other comprehensive loss
Foreign currency translation adjustment	28	(16)	26	(404)
Comprehensive (loss) income	$(20,346)	$3,296	$(18,486)	$2,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Shareholders’ (Deficit) Equity

(in thousands)

(unaudited)

	Three Months Ended June 30, 2019
	Share Capital
	Shares	Amount	Additional paid in capital	Capital contribution	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' (deficit) equity
Balance at March 31, 2019	77	$—	$772	$24,651	$—	$(43,911)	$(223)	$(18,711)
Net loss	—	—	—	—	—	(20,374)	—	(20,374)
Share-based compensation	—	—	16,078	—	—	—	—	16,078
Issuance of shares in Recapitalization and related reclassification	19,849	2	24,651	(24,651)	—	—	—	2
Issuance of shares in initial public offering, net of issuance costs of $7,866	5,800	1	61,734	—	—	—	—	61,735
Treasury shares withheld for net settlement in Recapitalization	(94)	—	308	—	(1,133)	—	—	(825)
Foreign currency translation	—	—	—	—	—	—	28	28
Balance at June 30, 2019	25,632	$3	$103,543	$—	$(1,133)	$(64,285)	$(195)	$37,933

	Six Months Ended June 30, 2019
	Share Capital
	Shares	Amount	Additional paid in capital	Capital contribution	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' (deficit) equity
Balance at December 31, 2018	77	$—	$772	$24,651	$—	$(45,773)	$(221)	$(20,571)
Net loss	—	—	—	—	—	(18,512)	—	(18,512)
Share-based compensation	—	—	16,078	—	—	—	—	16,078
Issuance of shares in Recapitalization and related reclassification	19,849	2	24,651	(24,651)	—	—	—	2
Issuance of shares in initial public offering, net of issuance costs of $7,866	5,800	1	61,734	—	—	—	—	61,735
Treasury shares withheld for net settlement in Recapitalization	(94)	—	308	—	(1,133)	—	—	(825)
Foreign currency translation	—	—	—	—	—	—	26	26
Balance at June 30, 2019	25,632	$3	$103,543	$—	$(1,133)	$(64,285)	$(195)	$37,933

	Three Months Ended June 30, 2020
	Share Capital
	Shares	Amount	Additional paid in capital	Capital contribution	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at March 31, 2020	25,680	$3	$105,584	$—	$(1,041)	$(64,212)	$(767)	$39,567
Net income	—	—	—	—	—	3,312	—	3,312
Share-based compensation	—	—	940	—	—	—	—	940
Issuance of vested shares	5	—	—	—	—	—	—	—
Treasury shares withheld for net settlement	(1)	—	—	—	(7)	—	—	(7)
Foreign currency translation	—	—	—	—	—	—	(16)	(16)
Balance at June 30, 2020	25,684	$3	$106,524	$—	$(1,048)	$(60,900)	$(783)	$43,796

	Six Months Ended June 30, 2020
	Share Capital
	Shares	Amount	Additional paid in capital	Capital contribution	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2019	25,673	$3	$104,773	$—	$(1,094)	$(63,374)	$(379)	$39,929
Net income	—	—	—	—	—	2,474	—	2,474
Share-based compensation	—	—	1,751	—	—	—	—	1,751
Issuance of vested shares	20	—	—	—	—	—	—	—
Treasury shares withheld for net settlement	(9)	—	—	—	46	—	—	46
Foreign currency translation	—	—	—	—	—	—	(404)	(404)
Balance at June 30, 2020	25,684	$3	$106,524	$—	$(1,048)	$(60,900)	$(783)	$43,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2020
Cash flows from operating activities:
Net (loss) income	$(18,512)	$2,474
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,713	1,913
Amortization of software and intangible assets	1,040	1,785
Amortization of debt issuance costs	342	273
Share-based compensation	16,078	1,751
Deferred income taxes	7,508	(250)
Other	437	1,190
Change in assets and liabilities:
Receivables	(1,770)	9,467
Inventories	(6,685)	10,411
Accounts payable	4,566	(4,981)
Accrued employee compensation	1,737	2,398
Accrued liabilities	(118)	(430)
Accrued Sponsor interest and payables	168	—
Other assets and liabilities	2,705	(567)
Net cash provided by operating activities	9,209	25,434
Cash flows from investing activities:
Purchase of property and equipment	(1,707)	(1,542)
Purchase of software	(715)	(436)
Cash paid for acquisition	—	(334)
Net cash used in investing activities	(2,422)	(2,312)
Cash flows from financing activities:
Proceeds from issuance of revolver debt	—	10,000
Repayment of term loan	(4,750)	(5,000)
Repayment of revolver debt	—	(10,000)
Payment of debt issuance costs	(208)	—
Proceeds from initial public offering, net of underwriting commission and fees	65,988	—
Taxes paid from shares withheld	—	46
Payment of deferred offering costs	(1,007)	—
Net cash provided by (used in) financing activities	60,023	(4,954)
Effect of exchange rate on cash	(5)	(70)
Net increase in cash	66,805	18,098
Cash, beginning of period	4,441	19,346
Cash, end of period	$71,246	$37,444
Supplemental disclosure of cash flow information:
Income taxes paid	$356	$421
Interest paid	$3,899	$2,213
Significant non-cash activities:
Issuance of shares for unreturned capital and accumulated yield	$49,252	$—
Deferred offering costs included in accrued liabilities	$3,246	$—

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Cambium Networks Corporation and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements as of June 30, 2020, and for the three-month and six-month periods ended June 30, 2019 and 2020, and the related notes are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and, in the opinion of management, reflect all adjustments, which comprise only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2020 and results of operations for the three-month and six-month periods ended June 30, 2019 and 2020 and cash flows for the six-month periods ended June 30, 2019 and 2020. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted.  The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K and filed with the SEC on March 23, 2020.  The results of operations for the three-month and six-month periods ended June 30, 2020 are not necessarily indicative of the operating results to be expected for the full year.

Update to Significant Accounting Policies

There have been no material changes to the Company’s signifiant accounting policies disclosed in the 2019 Form 10-K, Part II, Item 8.

Receivables and concentration of credit risk

Trade accounts receivable are recorded at invoiced amounts, net of the allowance for credit losses.  The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables.  The Company’s standard credit terms with its customers are generally net 30 to 60 days.  The Company had one customer representing more than 10% of trade receivables at December 31, 2019 and one customer at June 30, 2020.  The Company had two customers representing more than 10% of revenues for the three-month period ended June 30, 2019 and three customers representing more than 10% of revenues for the three-month period ended June 30, 2020. The Company had three customers representing more than 10% of revenues for the six-month period ended June 30, 2019 and two customers representing more than 10% of revenues for the six-month period ended June 30, 2020.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modification and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate that is expected to be discontinued. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022, when the reference rate replacement activity is expected to be completed. The adoption of ASU 2020-04 did not have an impact on the condensed consolidated financial statements.

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

Note 2. Business Combinations

In August 2019, the Company acquired select assets and assumed select liabilities of the Xirrus Wi-Fi products and cloud services business from Riverbed Technology, Inc. Xirrus has a portfolio of high performance enterprise Wi-Fi access points and subscription services.  The Company paid $2.0 million upon closing and through February 2020, paid the entire additional $3.0 million contingent consideration that was subject to attaining certain booking targets related to sales of Xirrus products, which targets were met by Decemebr 31, 2019. This acquisition will enhance and accelerate the Company’s existing network service application capabilities.

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company recorded the acquisition using the acquisition method of accounting and recognized assets and liabilities at their fair value as of the date of acquisition. The Company based its preliminary allocation of the puchase price on estimates and assumptions known at the date of acquisition that are subject to change within the purchase price allocation period, which is generally one year from the acquisition date. During the six-month period ended June 30, 2020, the Company made adjustments to the preliminary purchase price allocation for inventory and accrued warranty. The Company determined the estimated fair value of identifiable intangible assets acquired primarily using an income approach.

The following table summarizes the allocation of the purchase price as of June 30, 2020 (in thousands):

Goodwill	$1,782
Customer relationships	7,670
Unpatented technology	540
Deferred revenue	(7,460)
Other net assets acquired	2,468
Total purchase price	$5,000

The results from this acquisition have been included in the Company’s condensed consolidated financial statements since the closing of the acquisition.

Note 3. Fair value

The fair value of the Company’s external debt under its Credit Agreement approximates its carrying value because the terms and conditions approximate the terms and conditions of current market debt available to the Company. Due to the floating interest rate the debt is classified as Level 2 of the fair value hierarchy. The external debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities. The fair value of the Company’s Credit Agreement was $65.3 million and $60.3 million as of December 31, 2019 and June 30, 2020, respectively.

The fair value of cash approximates its carrying value (Level 1 of the fair value hierarchy).

The Company’s Level 3 liability for contingent consideration of $3.0 million that was added during the three-month period ended September 30, 2019 was fully paid to Riverbed Technology, Inc. in connection with its sale to the Company of the Xirrus business, as of February 2020. The entire $3.0 million was earned as of December 31, 2019 and the Company made a payment of $2.7 million in November 2019 and paid the remaining $0.3 million in February 2020.

Note 4. Balance sheet components

Accounts Receivable, net

The Company’s accounts receivable arises from sales on credit to customers. The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. With the adoption of ASC 326 on January 1, 2020, the allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivables. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity indicators for individual customers. Prior to the adoption, the Company established the allowance under an incurred loss mode, considering the aging of the accounts receivable, the credit worthiness of each distributor based on payment history, and general economic factors, among other factors.

The components of accounts receivable, net are as follows (in thousands):

	December 31,	June 30,
	2019	2020
		(unaudited)
Trade accounts receivable	$58,774	$51,530
Other receivables	434	521
Total receivables	59,208	52,051
Less: Allowance for credit losses	(580)	(761)
Receivables, net	$58,628	$51,290

The allowance for credit losses activity was as follows (in thousands):

	Year ended December 31,	Six months ended June 30,
	2019	2020
		(unaudited)
Beginning balance	$503	$580
Increase, charged to expense	333	141
Recoveries	(204)	(71)
Provision for late fee charges	—	111
Amounts written-off	(52)	—
Ending balance	$580	$761

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	June 30,
	2019	2020
		(unaudited)
Finished goods	$42,402	$29,958
Raw materials	4,227	5,144
Gross inventory	46,629	35,102
Less: Excess and obsolete provision	(4,959)	(5,011)
Inventories, net	$41,670	$30,091

The following table reflects the activity in the Company’s inventory excess and obsolete provision (in thousands):

	Year ended December 31,	Six months ended June 30,
	2019	2020
	(unaudited)	(unaudited)
Beginning balance	$3,950	$4,959
Inventory written off	(149)	(1,537)
Increase in excess and obsolete provision	1,158	1,589
Ending balance	$4,959	$5,011

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	June 30,
	2019	2020
		(unaudited)
Accrued goods and services	$8,364	$6,633
Accrued inventory purchases	3,094	4,039
Accrued customer rebates	3,569	5,874
Other	7	10
Accrued liabilities	$15,034	$16,556

Accrued warranty

Provisions for warranty claims are primarily related to our hardware products and are recorded at the time products are sold. As per Note 2 – Business Combinations, during the six-month period ended June 30, 2020, the Company recorded an adjustment to the amount associated with the assumed warranty provision related acquisition of the Xirrus business. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Six months ended June 30,
	2019	2020
		(unaudited)
Beginning balance	$488	$706
Warranties assumed due to acquisition	180	1,174
Fulfillment of assumed acquisition warranty	—	(306)
Provision increase, net	38	144
Ending balance	$706	$1,718

At December 31, 2019, $0.7 million is included in Other current liabilities on the Company’s condensed consolidated balance sheet. At June 30, 2020, $0.9 million is included in Other current liabilities and $0.8 million is included in Other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Note 5. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	June 30,
	Useful Life	2019	2020
			(unaudited)
Equipment and tooling	3 to 5 years	$22,150	$22,896
Computer equipment	3 to 5 years	2,888	3,007
Furniture and fixtures	10 years	749	738
Leasehold improvements	2 to 3 years	—	282
Total cost		25,787	26,923
Less: Accumulated depreciation		(17,473)	(19,223)
Property and equipment, net		$8,314	$7,700

Total depreciation expense was $0.8 million and $0.9 million for the three-month periods ended June 30, 2019 and 2020, respectively and $1.7 million and $1.9 million for the six-month periods ended June 30, 2019 and 2020, respectively.

Note 6. Software

Software consisted of the following (in thousands):

		December 31, 2019			June 30, 2020
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance
					(unaudited)
Acquired and Software for internal use	3 to 7 years	$15,870	$(13,471)	$2,399	$15,909	$(13,841)	$2,068
Software marketed for external sale	3 years	1,805	(809)	996	2,190	(1,113)	1,077
Total		$17,675	$(14,280)	$3,395	$18,099	$(14,954)	$3,145

Amortization of acquired and internal use software is computed using the straight-line method over an estimated useful life of generally three to seven years.  Amortization expense recognized on acquired and internal use software is reflected in depreciation and amortization in the condensed consolidated statements of operations.  Amortization expense was $0.1 million and $0.2 million for the three-month periods ended June 30, 2019 and 2020, respectively, and $0.2 million and $0.4 million for the six-month periods ended June 30, 2019 and 2020, respectively.

Amortization expense recognized on software to be sold or marketed externally was $0.2 million and $0.1 million for the three-month periods ended June 30, 2019 and 2020, respectively, and $0.2 million and $0.3 million for the six-month periods ended June 30, 2019 and 2020, respectively, and is included in cost of revenues on the condensed consolidated statements of operations.

Based on capitalized software assets at June 30, 2020, estimated amortization expense in future fiscal years is as follows (unaudited and in thousands):

Year ending December 31,	Acquired and internal use software	Software marketed for external use	Total
2020 (July - December)	$374	$327	$701
2021	702	425	1,127
2022	456	232	688
2023	209	93	302
2024	115	—	115
Thereafter	212	—	212
Total amortization	$2,068	$1,077	$3,145

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

See Note 2 – Business combinations for further information regarding the acquisition completed during 2019.

The change in the carrying amount of goodwill for the year ended and six-month period ended was as follows (in thousands):

	December 31,	June 30,
	2019	2020
		(unaudited)
Beginning balance	$8,060	$8,552
Additions attributable to acquisition	492	—
Acquisition adjustments	—	1,290
Ending balance	$8,552	$9,842

The Company tests goodwill and intangible assets for impairment annually on December 31 and more frequently if impairment indicators exist. Accordingly, the Company performs quarterly qualitative assessments of significant events and circumstances such as a reporting unit’s historical and current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including the impact of the current global outbreak of the coronavirus (or COVID-19) and macro-economic developments, to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of the reporting unit or intangible asset is less than their carrying value. If indicators of impairment are identified, a quantitative impairment test is performed.

Qualitative assessments for the quarter did not indicate the existence of impairment indicators. Based on the operating results for the six-month period ended June 30, 2020 and other considerations, the Company believes that it is more likely than not that the enterprise value for its one reporting unit and the fair value of intangibles is still greater than their carrying values. Accordingly, no goodwill impairment indicators were present at June 30, 2020 that would necessitate an interim impairment assessment. The Company will continue to monitor business performance and economic conditions, particularly the impact of the COVID-19 pandemic, throughout 2020 to determine if an interim evaluation should be conducted.

The useful life, gross carrying value, accumulated amortization, and net balance for each major class of definite-lived intangible assets at each balance sheet date were as follows (in thousands):

		December 31, 2019			June 30, 2020
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance
					(unaudited)
Unpatented technology	3 - 7 years	$14,660	$(14,195)	$465	$14,660	$(14,285)	$375
Customer relationships	5 - 18 years	19,300	(5,631)	13,669	19,300	(6,380)	12,920
Patents	7 years	11,300	(11,300)	—	11,300	(11,300)	—
Trademarks	10 years	5,270	(4,304)	966	5,270	(4,568)	702
Total		$50,530	$(35,430)	$15,100	$50,530	$(36,533)	$13,997

Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value at the end of their useful life.  Intangible assets amortization expense was $0.3 million and $0.5 million for the three-month periods ended June 30, 2019 and 2020, respectively, and $0.6 million and $1.1 million for the six-month periods ended June 30, 2019 and 2020, respectively.

Based on capitalized intangible assets as of June 30, 2020, estimated amortization expense amounts in future fiscal years are as follows (unaudited and in thousands):

Year ending December 31,	Amortization
2020 (July - December)	$1,103
2021	2,118
2022	1,603
2023	1,498
2024	1,498
Thereafter	6,177
Total amortization	$13,997

Note 8. Debt

As of June 30, 2020, the Company had $60.3 million outstanding under its current term loan facility and $0.0 million in borrowings under its revolving credit facility. The Company has available $10.0 million under its revolving credit facility (unaudited).

During the three-month period ended June 30, 2020, the Company repaid the $10.0 million it drew down on its revolving credit facility in March 2020.

The following table reflects the current and noncurrent portions of the external debt facilities at December 31, 2019 and June 30, 2020 (in thousands):

	December 31,	June 30,
	2019	2020
		(unaudited)
Term loan facility	$65,250	$60,250
Less debt issuance costs	(1,638)	(1,365)
Total debt	63,612	58,885
Less current portion of term facility	(10,000)	(10,000)
Current portion of debt issuance costs	546	546
Total long-term external debt	$54,158	$49,431

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

Interest accrues on the outstanding principal amount of the term loan on a quarterly basis and is equal to the three-month USD LIBOR rate plus a base rate of 4.75%, 4.25%, or 4.00%.  The rate on the term loan at December 31, 2019 was 6.85%, was reduced to 6.0% on March 31, 2020, and remains at 6.0% at June 30, 2020 as a result of resetting the LIBOR rate applicable to the loan. In addition to paying interest on the outstanding principal under the term loan facility, the Company is required to pay a commitment fee in respect of the unutilized commitments under the revolving credit facility, payable quarterly in arrears. The Company is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBOR based borrowings under the revolving credit facility on a per annum basis, payable in arrears, as well as customer fronting fees for the issuance of letters of credit and agency fees.

The Company is permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Credit Agreement at any time without premium or penalty, other than customary breakage costs with respect to LIBOR based loans.

Maturities on the external debt outstanding at June 30, 2020 is as follows (unaudited and in thousands):

Year ending December 31,
2020 (July - December)	$5,000
2021	10,000
2022	45,250
Total	$60,250

Borrowings under the Credit Agreement are secured by a first-priority lien on substantially all of the Company’s assets, the equity interests in the Company’s subsidiaries, and any intercompany debt. The Credit Agreement contains certain customary affirmative and negative covenants that are usual and customary for companies with similar credit ratings. As of June 30, 2020, the Company was in compliance with all affirmative and negative covenants (unaudited).

The Company’s current debt covenant requirements for the next four quarters reflect the following limits, based on the time period noted, for compliance with the covenant.:

Quarter ending
Covenant	Criteria	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Monthly minimum adjusted quick ratio	Min ratio	Non quarter-end months 1.00:1.00 Quarter-end months 1.15:1.00
Quarterly consolidated fixed charge coverage ratio	Min ratio	1.25:1.00	1.25:1.00	1.25:1.00	1.25:1.00
Quarterly consolidated fixed charge coverage ratio	Time period	Trailing twelve-month
Quarterly consolidated leverage ratio	Max ratio	2.50:1.00	2.50:1.00	2.25:1.00	2.25:1.00
Quarterly consolidated leverage ratio	Time period	Trailing twelve-month

Expected Discontinuation of LIBOR

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced it will no longer compel banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR, and the first publication of SOFR rates was released in April 2018.

The Company is evaluating the potential impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including SOFR. The Company’s Credit Agreement is currently indexed to LIBOR and the maturity date of the Credit Agreement extends beyond 2021. The Credit Agreement contemplates the discontinuation of LIBOR and provides options for the Company in such an event. The Company will continue to actively assess the related opportunities and risks involved in this transition.

Net interest expense, including bank charges and amortization of debt issuance costs on the external debt, was $2.3 million and $1.5 million for the three-month period ended June 30, 2019 and 2020, respectively, and $4.6 million and $2.9 million for the six-month periods ended June 30, 2019 and 2020, respectively.

Note 9. Employee benefit plans

The Company’s employee benefit plans currently consist of a defined contribution plan in the United States and a separate defined contribution plan in the UK.  The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. regular, full-time employees are eligible to participate in the Cambium Networks, Inc. 401(k) Plan, which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code.  Under the Cambium Networks, Inc. 401(k) Plan, the Company contributes a dollar-for-dollar match of the first 4% an employee contributes to the plan.  Employees are eligible to participate on the first day of the month following their date of hire and begin receiving company contributions three-months after they become eligible to participate in the plan.  Company matching contributions are made each pay period, but the funds do not vest until the employee’s second anniversary of employment with the Company.  Employees are always fully vested in their own contributions.  All contributions, including the Company match, are made in cash and invested in accordance with the participants’ investment elections.  Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $0.3 million and $0.3 million for the three-month periods ended June 30, 2019 and 2020, respectively, and $0.5 million and $0.5 million for the six-month periods ended June 30, 2019 and 2020, respectively. .

UK plan

Regular, full-time UK employees are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan.  Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% and a company contribution rate of 5% of the employee’s basic salary.  The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%.  Company matching contributions vest immediately and employees are always vested in their own contributions.  All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period.  The total contributed by the Company under this plan was $0.1 million and $0.1 million for the three-month periods ended June 30, 2019 and 2020, respectively, and $0.2 million and $0.2 million for the six-month periods ended June 30, 2019 and 2020, respectively.

Note 10. Other expense (income)

Net other expense (income) was $0.1 million and $(0.0) million for the three-month periods ended June 30, 2019 and 2020, respectively, and $0.2 million and $(0.2) million for the six-month periods ended June 30, 2019 and 2020, respectively, and represents foreign exchange gains and losses.

Note 11. Share-based compensation

2019 Share incentive plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the 2019 Share Incentive Plan (“2019 Plan”).  The 2019 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted share awards (“RSAs”), restricted share units (“RSUs”), other share-based awards and performance awards.  The number of shares that were issued under the 2019 Plan was 3,400,000, in addition to the 240,037 RSAs and RSUs the Company granted in substitution for unvested Class B Units or phantom units in VCH, L.P. in connection with the Company’s initial public offering (“IPO”) based on a price of $12.00 per share (“Recapitalization Awards”).  The share reserve under the 2019 Plan will be automatically increased on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and continue until, and including, the fiscal year ending December 31, 2029.  The number of shares added annually will be equal to the lowest of 1,320,000 shares, 5% of the number of the Company’s shares outstanding on the first day of such fiscal year, or an amount determined by the Board of Directors. On March 24, 2020, the Company registered 1,283,649 additional shares that may be issued under the 2019 Plan.

The Company’s employees, officers, directors, consultants, and advisors are eligible to receive awards under the 2019 Plan.  Incentive share options, however, may only be granted to its employees.  Participants in the 2019 Plan will also consist of persons to whom Recapitalization Awards were granted.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the six-month period ended June 30, 2020:

Number of shares
Available for grant at December 31, 2019	426,022
2019 Share Incentive Plan added January 1, 2020	1,283,649
RSUs granted	(506,500)
Options granted	(60,000)
Shares withheld in settlement of taxes	9,148
Forfeitures	155,000
Available for grant at June 30, 2020	1,307,319

Share-based compensation

The following table shows total share-based compensation expense for the three-month and six-month periods ended June 30, 2019 and 2020 (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Cost of revenues	$182	$18	$182	$35
Research and development	4,863	422	4,863	790
Sales and marketing	3,607	243	3,607	475
General and administrative	7,426	257	7,426	451
Total share-based compensation expense	$16,078	$940	$16,078	$1,751

For the three-month period ended June 30, 2019 and 2020, the Company recorded corresponding tax benefits of $0.4 million and $0.2 million, respectively, and for the six-month period ended June 30, 2019 and 2020, the Company recorded corresponding tax benefits of $0.4 million and $0.3 million, respectively.

The Company began recognizing share-based compensation expense during the three-month period ended June 30, 2019, the period in which the Company completed its Recapitalization and IPO. As a result, the Company recorded a one-time expense of $15.4 million of share-based compensation expense during the three-month period ended June 30, 2019 related to the Recapitalization Awards.

As of June 30, 2020, the Company estimates the pre-tax unrecognized compensation expense of $10.6 million related to all unvested share-based awards, including share options, restricted share units and restricted share awards will be recognized through the second quarter of 2029. The Company expects to satisfy the exercise of share options and future distributions of shares for restricted share units and restricted share awards by issuing new ordinary shares which have been reserved under the 2019 Plan.

The Company utilized a forfeiture rate of 5% during the six-month period ended June 30, 2020 for estimating the forfeitures of share options and restricted share units granted.

Share options

The following is a summary of option activity for the Company’s share incentive plans for the six-month period ended June 30, 2020 (unaudited):

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2019	2,920,500	$10.40	9.6	$1,932,000
Options granted	60,000	$6.80	—	$—
Options forfeited	(155,000)	$10.72	—	$—
Outstanding at June 30, 2020	2,825,500	$10.30	9.2	$819,000
Options exercisable at June 30, 2020	580,750	$12.00	9.0	$—
Options vested and expected to vest at June 30, 2020	2,666,741	$10.34	9.2	$754,808

Share options typically have a contractual term of ten years from grant date.

At June 30, 2020, the aggregate intrinsic value of options exercisable under the Company’s share incentive plans was $0.00.  The Company had 0 options exercised during the six-month period ended June 30, 2020.

At June 30, 2020, there was $8.3 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested share option awards. The unrecognized share-based compensation expense is expected to be recognized through the fourth quarter of 2023.

The fair value of options granted are estimated on the date of grant using the Black-Scholes option pricing model.  The fair value of share options is being amortized on a straight-line basis over the requisite service period of the awards.  The fair value of share options is estimated using the following weighted-average assumptions (unaudited):

	For the six months ended June 30,
	2019	2020
Expected dividend yield	—	—
Risk-free interest rate	1.82%	0.43%
Weighted-average expected volatility	40.8%	48.9%
Expected term (in years)	6.0	6.5
Weighted average grant-date fair value per share of options granted	$5.00	$3.22

Restricted shares

The following is a summary of restricted shares activity for the Company’s share incentive plans for the six-month period ended June 30, 2020 (unaudited):

	Units	Weighted average grant date fair value
RSU and RSA balance at December 31, 2019	257,119	$12.00
RSUs and RSAs granted	506,500	$4.56
RSUs and RSAs vested	(14,086)	$12.00
RSUs and RSAs forfeited	(5,078)	$12.00
RSU and RSA balance at June 30, 2020	744,455	$6.94
RSUs and RSAs expected to vest at June 30, 2020	744,455	$6.94

During the six-month period ended June 30, 2020, 506,500 RSUs were granted under the Company’s 2019 Share Incentive Plan and 14,086 RSUs vested. The Company withheld 2,696 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of June 30, 2020, there was $2.3 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested share awards. The unrecognized compensation expense is expected to be recognized through the second quarter of 2029.

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”).  The ESPP was effective on June 25, 2019; however, no offering period or purchase period under the ESPP has begun as of June 30, 2020 and will begin when determined by the Company’s Board of Directors.  During 2019, a total of 550,000 shares were made available under the ESPP.  Per the ESPP, the number of shares that will be available for sale also includes an annual increase on the first day of each fiscal year beginning in 2020, equal to the lesser of:  275,000 shares; 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The purchase price of the shares will be 85% of the lower of the fair market value of our shares on the first trading day of each offering period or on the purchase date. On March 24, 2020, the Company registered 256,730 additional shares for the year ending December 31, 2020 that may be issued under the ESPP.

Note 12. Share capital - shares

The following table reflects the share capital activity:

	Number of shares	Value (in thousands)
Balance at December 31, 2019	25,672,983	$3
Shares withheld for net settlement of shares issued	(9,148)	—
Issuance of vested shares	20,536	—
Balance at June 30, 2020	25,684,371	$3

As of June 30, 2020, no dividends have been declared or paid.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Numerator:
Net (loss) income	$(20,374)	$3,312	$(18,512)	$2,474
Denominator:
Basic weighted average shares outstanding	13,865,111	25,683,289	13,732,760	25,680,234
Dilutive effect of restricted share units and restricted share awards	—	106,541	—	84,732
Diluted weighted average shares outstanding	13,865,111	25,789,830	13,732,760	25,764,966
Net (loss) earnings per share, basic	$(1.47)	$0.13	$(1.35)	$0.10
Net (loss) earnings per share, diluted	$(1.47)	$0.13	$(1.35)	$0.10

The following outstanding shares of ordinary share equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Share options	—	2,826	—	2,826
Restricted shares (RSUs and RSAs)	—	638	—	660
Total	—	3,464	—	3,486

Note 14. Income taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The Company recorded a provision for income taxes of $8.6 million and a tax benefit of $0.0 million for the three-month periods ended June 30, 2019 and 2020, with an effective tax rate of (73.4) % and (0.1) %, respectively. The Company recorded a provision for income taxes of $9.0 million and $0.1 million for the six-month periods ended June 30, 2019 and 2020, with an effective tax rate of (95.4)% and 3.1%, respectively. The change in the effective tax rate from (73.4) % for the three-month period ended June 30, 2019 to (0.1)% for the three-month period ended June 30, 2020, and from (95.4)% for the six-month period ended June 30, 2019 to 3.1% for the six-month period ended June 30, 2020 were primarily due to the fact that the three-month period ended June 30, 2019 included a large tax expense due to the recognition of a valuation allowance against its UK deferred tax assets as well as the taxation of pre-IPO management incentive unit equity awards. For the three-month and six-month periods ended June 30, 2020, the Company’s effective tax rate of (0.1) % and 3.1%, respectively, were different from the statutory rate of 21.0% primarily due to the utilization of loss carryforwards in a foreign jurisdiction that are covered by a valuation allowance, resulting in recognition of a tax benefit.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide emergency aid and health care for individuals and businesses affected by the COVID-19 pandemic, generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to deferral of the employer portion of social security payments, refundable payroll tax credits, net operating loss carryback limitations, modifications to the net interest deduction thresholds, and technical corrections to tax depreciation methods for qualified improvement property. The Company has chosen to take advantage of the deferral of the employer portion of social security payments and recorded the deferral as a noncurrent liability in the condensed consolidated balance sheets. The Company currently does not expect to take advantage of other aspects of the CARES Act, and it does not currently expect the Act to have a material impact on its consolidated financial condition or results of operations.

On July 22, 2020, the UK 2020 Finance Act became law. This new law raises the UK tax rate to 19% for all of 2020. The effects of this tax rate change on deferred tax assets is an increase to the asset of $0.9 million with an equal and offsetting increase in the valuation allowance, with an overall net impact of zero.

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

Legal proceedings

Third parties may from time to time assert legal claims against the Company.  There is no pending or threatened legal proceedings to which the Company is a party to, that in the Company’s opinion, is likely to have a material adverse effect on its financial condition or results of operations.

On August 7, 2018, Ubiquiti Networks, Inc. filed a lawsuit in the United States District Court, Northern District of Illinois, against the Company, two of its employees, one of its distributors and one of its end users. The complaint alleged that the Company’s development of and sales and promotion of its Elevate software as downloaded on a Ubiquiti device violates the Computer Fraud and Abuse Act and Illinois Computer Crimes Prevention Law, the Digital Millennium Copyright Act and the Copyright Act and constitutes misrepresentation and false advertising and false designation of origin in violation of the Lanham Act and state competition laws, breach of contract, tortious interference with contract and unfair competition, and trademark infringement and common law misappropriation. The complaint also asserted additional claims against all defendants alleging that the development and sales of Elevate violated the Racketeer Influenced and Corrupt Organizations Act. On May 22, 2019, the Court issued its order dismissing Ubiquiti’s complaint without prejudice. On June 18, 2019, Ubiquiti filed its First Amended Complaint (FAC). The FAC made substantially the same claims against the same parties with the exception that the FAC does not include claims for violation of the Illinois Computer Crime Prevention Law, Infringement of Registered Trademarks, False Designation of Origin, and Common Law Trademark Misappropriation that were included in the initial complaint. The Company filed a motion to dismiss the FAC on July 10, 2019. On November 14, 2019 the Court issued an order denying its motion to dismiss.  The Court ordered that fact discovery will close on December 1, 2020 and that dispositive motions must be filed prior to March 26, 2021.  The Court referred the case to a magistrate judge for a potential settlement conference, currently scheduled for September 3, 2020. The Company believes Ubiquiti’s claims are without merit and plans to vigorously defend against these claims; however, there can be no assurance that it will prevail in the lawsuit. The Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this litigation.

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

Revenues by product were as follows (unaudited and in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2020		2019		2020
Point-to-Multi-Point	$41,730	60%	$40,564	65%	$84,057	61%	$75,431	61%
Point-to-Point	17,830	26%	12,602	20%	37,464	28%	25,712	21%
Wi-Fi	8,430	12%	7,640	12%	14,016	10%	19,121	16%
Other	1,161	2%	1,448	3%	1,726	1%	2,419	2%
Total Revenues	$69,151	100%	$62,254	100%	$137,263	100%	$122,683	100%

The Company’s products are predominately distributed through a third-party logistics provider in the United States, Netherlands and China.  The Company has determined the geographical distribution of product revenues based upon the ship-to destinations.

Revenues by geography were as follows (unaudited and in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2020		2019		2020
North America	$30,056	44%	$32,454	52%	$64,420	47%	$63,489	52%
Europe, Middle East and Africa	22,994	33%	20,424	33%	44,964	33%	39,168	32%
Caribbean and Latin America	8,420	12%	4,653	7%	15,519	11%	9,883	8%
Asia Pacific	7,681	11%	4,723	8%	12,360	9%	10,143	8%
Total Revenues	$69,151	100%	$62,254	100%	$137,263	100%	$122,683	100%

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

Contract Balances

The following table summarizes contract balances as of December 31, 2019 and June 30, 2020 (in thousands):

	December 31, 2019	June 30, 2020
		(unaudited)
Trade accounts receivable, net of allowance for doubtful accounts	$58,254	$50,829
Deferred revenue - current	7,430	6,368
Deferred revenue - noncurrent	4,852	3,934
Refund liability	$2,223	$2,777

Trade accounts receivable include amounts billed and currently due from customers.  Amounts are billed in accordance with contractual terms and are recorded at face amount less an allowance for credit losses.

The Company had one customer representing more than 10% of trade receivables at December 31, 2019 and one customer representing more than 10% of trade receivables at June 30, 2020.

Deferred revenue consists of amounts due or received from customers in advance of the Company satisfying performance obligations under contractual arrangements. Deferred revenue is classified as current or noncurrent based on the timing of when revenue will be recognized.  The changes in deferred revenue were due to normal timing differences between the Company’s performance and the customers’ payment.

The refund liability is the estimated amount expected to be refunded to customers in relation to product exchanges made as part of the Company’s stock rotation program and returns that have been authorized, but not yet received by the Company.  It is included within Other current liabilities in the condensed consolidated balance sheets.

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period.  As of December 31, 2019, deferred revenue (current and noncurrent) of $12.3 million represents the Company’s remaining performance obligations, of which $7.4 million is expected to be recognized within one year, with the remainder to be recognized thereafter.  As of June 30, 2020, deferred revenue (current and noncurrent) of $10.3 million represents the Company’s remaining performance obligations, of which $6.4 million is expected to be recognized within one year, with the remainder to be recognized thereafter(unaudited).

Revenue recognized during the three and six-month periods ended June 30, 2020 which was previously included in deferred revenues as of December 31, 2019 was $2.1 million and $4.8 million, respectively, compared to $0.4 million and $1.7 million of revenue recognized during the three and six-month periods ended June 30, 2019, respectively, which was previously included in deferred revenues as of December 31, 2018. The increase in 2020 is driven by the addition of deferred revenue related to the acquisition of the Xirrus business (See Note 2 – Business Combinations).

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

The components of lease expense were as follows and are included in general and administrative expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Operating lease cost	$588	$648	$1,177	$1,292
Short-term lease cost	31	122	90	149
Variable lease costs	98	106	199	215
Total lease expense	$717	$876	$1,466	$1,656

Supplemental balance sheet information related to leases were as follows (in thousands, except lease term and discount rate):

	Balance Sheet Caption	December 31, 2019	June 30, 2020
Operating leases:
Operating lease assets	Operating lease assets	$6,872	$5,991
Current lease liabilities	Other current liabilities	$2,125	$2,260
Noncurrent lease liabilities	Noncurrent operating lease liabilities	$5,335	$4,176
Weighted average remaining lease term (years):
Operating leases		3.98	3.58
Weighted average discount rate:
Operating leases		8.50%	8.36%

Supplemental cash flow information related to leases were as follows (in thousands):

	Six Months Ended June 30,
	2019	2020
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,189	$1,273

The Company’s lease terms range from one to seven years and may include options to extend the lease by one to four years.

Remaining maturities on lease liabilities as of June 30, 2020 is as follows (unaudited and in thousands):

Operating leases
2020 (excludes the six months ended June 30, 2020)	$1,357
2021	2,484
2022	1,384
2023	1,291
2024	536
Thereafter	445
Total lease payments	7,497
Less: interest	1,061
Present value of lease liabilities	$6,436

As of June 30, 2020, the Company does not have any additional leases for new office facilities that have not yet commenced.

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

For the three-month periods ended June 30, 2019 and 2020, Vector Capital Management, LP, an entity related to the Company’s majority shareholder, charged $0.1 million and $0.0 million, respectively and $0.2 million and $0.0 million for the six-month periods ended June 30, 2019 and 2020, respectively, for management and oversight fees.  In connection with the IPO in June 2019, and the payment of all outstanding management and oversight fees, the Vector Capital Management Agreement was terminated, and no further management and oversight fees are payable by the Company.

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

On February 10, 2020, the Company announced it was taking additional steps in connection with the abovementioned restructuring. The additional restructuring also only affects personnel, including contract employees, and is expected to be complete by the end of 2020. In the six-month period ended June 30, 2020, the Company recorded restructuring charges of approximately $1.2 million, consisting of involuntary employee termination costs, and is included in all operating expense lines in the Company’s condensed consolidated statements of operations. As of June 30, 2020, the Company paid approximately $1.2 million of this amount, leaving a restructuring liability of $18 thousand included in Accrued liabilities in the condensed consolidated balance sheets.  The remaining amount is expected to be paid in the third quarter of 2020.

The following table reflects the restructuring liability activity for the six-month period ended June 30, 2020 (unaudited and in thousands):

Restructuring liability at January 1, 2020	$138
Restructuring charges	1,161
Cost paid	(1,281)
Restructuring liability at June 30, 2020	$18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes thereto of Cambium Networks Corporation (“Cambium”, “we”, “our”, or “us”) included elsewhere in this Quarterly Report on Form 10-Q and with the financial statements and related notes and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed March 23, 2020. Results for the three-month and six-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for any period in the future.

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

We were formed in 2011 when Cambium Networks acquired the PTP and PMP businesses from Motorola Solutions.  Prior to the acquisition, Motorola Solutions had invested over a decade in developing the technology and intellectual property assets that formed the foundation of our business, having launched the Canopy PMP business in 1999 and having acquired the Orthogon Systems PTP business in 2006.  Following the acquisition, we renamed the business Cambium Networks Corporation and leveraged the technology to continue to develop and offer an extensive portfolio of reliable, scalable and secure enterprise-grade fixed wireless broadband and PTP and PMP platforms, Wi-Fi, switch and IIoT solutions.

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

•

Wi-Fi:  Our Wi-Fi portfolio includes our cnPilot cloud-managed Wi-Fi solutions, our cnMatrix cloud-managed wireless-aware switching solution, and our Xirrus Wi-Fi solutions. cnPilot is for indoor and outdoor enterprise, small business and home applications and offers a range of access points and RF technology that enable network optimization based on desired geographic coverage and user density. cnMatrix provides the intelligent interface between wireless and wired networks.  cnMatrix’s policy-based configuration accelerates network deployment, mitigates human error, increases security, and improves reliability. Xirrus has a portfolio of high-performance enterprise Wi-Fi access points and cloud based subscription services. In June 2020, we introduced our first Wi-Fi 6 access point, the XV3-8, which will support both cnPilot and Xirrus solutions. Additional Wi-Fi 6 access points will be introduced over time to meet diverse user cases.

We generate a substantial majority of our sales through our global channel distribution network, including, as of June 30, 2020, approximately 160 distributors that we sell to directly, together with over 7,800 value added resellers and system integrators supplied by these distributors, for further sales to end users.  Our channel partners provide lead generation, pre-sales support and product fulfillment, along with professional services for network design, installation, commissioning and on-going field support.  Although we fulfill sales almost exclusively through our channel partners, through our global sales team we engage directly with network operators in our key vertical markets including service providers, enterprises, industrials, defense and national security entities, and state and local governments. Our sales team responds to bids or requests for quotes, typically in collaboration with a channel partner. Our distributors carry inventory of our products for resale, and generally have stock rotation rights only if they simultaneously place an off-setting order for product.  As such, we generally recognize revenue from sales to distributors on a sell-in basis, and manage our finished goods inventory efficiently to plan for distributor demand.

We outsource production to third-party manufacturers, who are responsible for purchasing and maintaining inventory of components and raw materials and, in certain cases, we resell third-party products on a white-label basis.  We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production, managing inventory levels and providing a comprehensive solution to meet network operator demand.  The majority of our products are delivered to us at one of three distribution hubs, where we have outsourced the warehousing and delivery of our products to a third-party logistics provider and from which we manage worldwide fulfillment.

Impact of COVID-19

Although the recent outbreak of COVID-19 has resulted and is likely to continue to result in disruption to our business and operations as well as the operations of our customers and suppliers, the severity of the impact has lessened and some of our markets are recovering. We have experienced and are likely to continue to experience some reductions in customer demand in several of our markets, although demand in other markets is recovering, as the need for connectivity grows, as schools, businesses and enterprises continue to operate remotely. We expect that social distancing measures, shutdowns globally that impact the ability of our end user customers to deploy our products, and nearly complete cessation in travel impacting our sales activities, and general business uncertainty will continue to negatively impact demand in several of our markets in the third quarter, and possibly beyond. In addition, although all of our suppliers are currently operating, reductions in production due to mandated closures of or labor restrictions at our third-party manufacturers in Mexico, China and elsewhere continue to remain a risk. We have experienced and expect to continue to experience an increase in certain costs, particularly transportation and logistics expenses. The pandemic could lead to an extended disruption of economic activity and the impact on our condensed consolidated results of operations, financial position and cash flows could be material.

We are focused on making sure our employees are safe and continue to operate with a substantial portion of our workforce working from home. The third parties that perform our manufacturing, assembly, packaging and shipping have generally remained operational. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities and the impact to the business of our suppliers or customers, all of which are uncertain and cannot be predicted.

In addition, a substantial portion of our Wi-Fi products are manufactured in China, and we continue to monitor growing tensions between the U.S. and China and their potential impact on our ability to produce and ship our products. To date, no disruption in production or shipments have occurred since China re-opened facilities following the COVID-19 induced shutdown at the end of 2019. We have, however, continued to incur costs related to increased tariffs for China-manufactured goods, and should tensions continue to escalate, our ability to manufacture our products in China could be affected, causing disruptions in our supply chain, and requiring us to seek other sources of supply.

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

•	Received a 25% rent concession for six months for our UK offices and a rent deferral of six months for our India offices.

2020 Outlook in Consideration of the COVID-19 Pandemic

Although the impact of the COVID-19 pandemic on our business appears to have lessened, and demand for our products increased, due to the continued uncertainties created by the pandemic, including the depth and duration of any disruptions to the global economy and to our customers and suppliers, its future effect to our business, results of operations, and financial condition remains uncertain. While we are unable to accurately foresee these future impacts, we believe that our financial resources and liquidity levels, along with various plans that reduce costs are sufficient to manage the impact currently anticipated from the COVID-19 pandemic, which may include reduced sales, earnings and operating cash flows.

Because the COVID-19 pandemic is a rapidly evolving situation, we will continue to evaluate market conditions and its impact to determine if further steps are necessary.

Financial results for the three-month period ended June 30, 2020

•	Total revenue was $62.3 million, a decrease of 10.0% year-over-year
•	Gross margin of 48.9%
•	Total costs of revenues and operating expenses were $57.4 million
•	Operating income was $4.8 million
•	Net income was $3.3 million

Xirrus acquisition

In August 2019, we acquired select assets and assumed select liabilities of the Xirrus Wi-Fi products and cloud services business from Riverbed Technology, Inc. Xirrus has a portfolio of high performance enterprise Wi-Fi access points and subscription services.  We paid Riverbed Technology, Inc. $2.0 million upon closing and paid the full additional $3.0 million of contingent consideration through February 2020. This acquisition enhances and accelerates our existing network service application capabilities.

We account for business combinations in accordance with ASC 805, Business Combinations. We recorded the acquisition using the acquisition method of accounting and recognized assets and liabilities at their fair value as of the date of acquisition. We based the preliminary allocation of the puchase price on estimates and assumptions known on the date of acquisition that are subject to change within the purchase price allocation period, which is generally one year from the acquisition date. During the six-month period ended June 30, 2020, we made adjustments to the preliminary purchase price allocation for inventory and accrued warranty. We determined the estimated fair value of identifiable intangible assets acquired primarily using an income approach.

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

Cost of revenues and gross profit

Our cost of revenues is comprised primarily of the costs of procuring finished goods from our third-party manufacturers, third-party logistics and warehousing provider costs, freight costs and warranty costs. We outsource our manufacturing to third-party manufacturers located primarily in Mexico, China and Israel. Cost of revenues also includes costs associated with supply operations, including personnel related costs, provision for excess and obsolete inventory, third-party license costs and third-party costs related to services we provide. After our IPO, cost of revenues also includes share-based compensation expense.

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

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2020	2019	2020
Statements of Operations Data:
Revenues	$69,151	$62,254	$137,263	$122,683
Cost of revenues	34,839	31,782	71,161	61,579
Gross profit	34,312	30,472	66,102	61,104
Operating expenses
Research and development	15,189	9,299	25,671	21,113
Sales and marketing	14,227	8,035	24,445	18,339
General and administrative	13,063	6,625	18,193	13,071
Depreciation and amortization	1,227	1,700	2,508	3,395
Total operating expenses	43,706	25,659	70,817	55,918
Operating (loss) income	(9,394)	4,813	(4,715)	5,186
Interest expense, net	2,301	1,525	4,569	2,870
Other expense (income), net	56	(22)	190	(238)
(Loss) income before income taxes	(11,751)	3,310	(9,474)	2,554
Provision (benefit) for income taxes	8,623	(2)	9,038	80
Net (loss) income	$(20,374)	$3,312	$(18,512)	$2,474

	Three months ended June 30,		Six months ended June 30,
	2019	2020	2019	2020
Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.4%	51.1%	51.8%	50.2%
Gross margin	49.6%	48.9%	48.2%	49.8%
Operating expenses
Research and development	22.0%	14.9%	18.7%	17.2%
Sales and marketing	20.6%	12.9%	17.8%	14.9%
General and administrative	18.9%	10.6%	13.3%	10.7%
Depreciation and amortization	1.8%	2.7%	1.8%	2.8%
Total operating expenses	63.2%	41.1%	51.6%	45.6%
Operating (loss) income	(13.6)%	7.8%	(3.4)%	4.2%
Interest expense, net	3.3%	2.4%	3.8%	2.1%
Other expense (income), net	0.1%	(0.0)%	0.2%	(0.2)%
(Loss) income before income taxes	(17.0)%	5.4%	(7.4)%	2.3%
Provision (benefit) for income taxes	12.5%	(0.0)%	6.6%	0.1%
Net (loss) income	(29.5)%	5.4%	(14.0)%	2.2%

Comparison of three-month period ended June 30, 2019 to the three-month period ended June 30, 2020

Revenues

	Three months ended June 30,		Change
(dollars in thousands)	2019	2020	$	%
Revenues	$69,151	$62,254	$(6,897)	(10.0)%

Revenues decreased $6.9 million, or 10.0%, to $62.3 million for the three-month period ended June 30, 2020 from $69.2 million for the three-month period ended June 30, 2019, which was attributable to softer demand in the defense sector which impacted point-to-point revenues, lower demand for our point-to-multi-point products due to a technology transition, and the impact of global shutdowns and other restrictions imposed to combat the COVID-19 pandemic on Wi-Fi revenues.

Revenues by product category

	Three months ended June 30,		Change
(dollars in thousands)	2019	2020	$	%
Point-to-MultiPoint	$41,730	$40,564	$(1,166)	(2.8)%
Point-to-Point	17,830	12,602	(5,228)	(29.3)%
Wi-Fi	8,430	7,640	(790)	(9.4)%
Other	1,161	1,448	287	24.7%
Total revenues by product category	$69,151	$62,254	$(6,897)	(10.0)%

Point-to-Multi-Point

Our PMP product line comprised 65% of total revenues for the three-month period ended June 30, 2020 and 60% of total revenues for the three-month period ended June 30, 2019.  PMP revenue decline was attributable to lower sales to a larger European customer.

Point-to-Point

PTP revenue for the three-month period ended June 30, 2020 decreased due to lower sales in the defense sector.

Wi-Fi

Wi-Fi revenue decreased $0.8 million, but remained flat at 12% of total revenues for the three-month period ended June 30, 2020 and the three-month period ended June 30, 2019. Wi-Fi revenue benefitted from the addition of Xirrus revenues in 2020, but was impacted by the global shutdowns and other restrictions imposed to combat the COVID-19 pandemic.

Revenues by geography

	Three months ended June 30,		Change
(dollars in thousands)	2019	2020	$	%
North America	$30,056	$32,454	$2,398	8.0%
Europe, Middle East, Africa	22,994	20,424	(2,570)	(11.2)%
Caribbean and Latin America	8,420	4,653	(3,767)	(44.7)%
Asia Pacific	7,681	4,723	(2,958)	(38.5)%
Total revenues by geography	$69,151	$62,254	$(6,897)	(10.0)%

Revenues decreased in all but one region with North America and Europe, Middle East, Africa contributing 78% and 85% of total revenues for the three-month periods ended June 30, 2019 and 2020, respectively. North America sales increase was driven by  higher PMP and Wi-Fi revenues offset by lower PTP revenues that were affected by decreased sales to the defense industry. Europe, Middle East, Africa sales decreased due to lower sales to a larger European customer.  Caribbean and Latin America sales decreased due to lower PMP revenues as a result of economic and currency headwinds and the impact from business shutdowns and other restrictions due to the COVID-19 pandemic, and Asia Pacific had declines in sales in all products and the impact of business shut downs and other restrictions due to the COVID-19 pandemic.

Cost of revenues and gross margin

	Three months ended June 30,		Change
(dollars in thousands)	2019	2020	$	%
Cost of revenues	$34,839	$31,782	$(3,057)	(8.8)%
Gross margin	49.6%	48.9%		(70) bps

Cost of revenues decreased $3.1 million, or 8.8%, to $31.8 million for the three-month period ended June 30, 2020 from $34.8 million for the three-month period ended June 30, 2019.  The decrease in cost of revenues was primarily due to decreased revenues. Cost of revenues for the three-month period ended June 30, 2019 included one-time share-based compensation charges of $0.2 million recorded in connection with our Recapitalization and IPO completed in June 2019.

Gross margin decreased slightly to 48.9% for the three-month period ended June 30, 2020 from 49.6% for the three-month period ended June 30, 2019.  The decrease reflects the impact of higher excess and obsolete inventory reserves.

Operating expenses

	Three months ended June 30,		Change
(dollars in thousands)	2019	2020	$	%
Research and development	$15,189	$9,299	$(5,890)	(38.8)%
Sales and marketing	14,227	8,035	(6,192)	(43.5)%
General and administrative	13,063	6,625	(6,438)	(49.3)%
Depreciation and amortization	1,227	1,700	473	38.5%
Total operating expenses	$43,706	$25,659	$(18,047)	(41.3)%

Research and development

Research and development expense decreased $5.9 million, or 38.8%, to $9.3 million for the three-month period ended June 30, 2020 from $15.2 million for the three-month period ended June 30, 2019.  As a percentage of revenues, research and development expenses decreased to 14.9% in 2020 from 22.0% in 2019 over the same period. Research and development expense decreased mainly due to a $4.4 million reduction in share-based compensation expense, as the three-month period ended June 30, 2019 included certain one-time share-based compensation charges of $4.6 million recorded in connection with our Recapitalization and IPO completed in June 2019. The remaining decrease is driven by lower headcount costs of $0.3 million due to salary reductions implemented in Q2 2020 along with lower contractor costs of $0.7 million due to reduction in total contractors as well as negotiated reductions in hourly rates and lower travel costs of $0.3 million due to reductions in non-essential travel as a result of restrictions on travel due to the COVID-19 pandemic.

Sales and marketing

Sales and marketing expense decreased $6.2 million, or 43.5%, to $8.0 million for the three-month period ended June 30, 2020 from $14.2 million for the three-month period ended June 30, 2019.  As a percentage of revenues, sales and marketing expense  decreased to 12.9% in 2020 from 20.6% in 2019 over the same period.  Sales and marketing expense decreased mainly due to a $3.4 million reduction in share-based compensation expense, as the three-month period ended June 30, 2019 included certain one-time share-based compensation expense of $3.5 million recorded in connection with our Recapitalization and IPO completed in June 2019. The remaining decrease is driven by lower payroll costs of $0.6 million as a result of lower headcount and salary reductions implemented in Q2 2020 along with lower travel spend of $1.1 million due to reductions in non-essential travel as a result of restrictions on travel due to the COVID-19 pandemic, lower marketing related spend of $0.9 million also as a result of restrictions due to the COVID-19 pandemic, and $0.2 million reduction in contractor costs due to reductions in total contractors as well as negotiated reductions in hourly rates.

General and administrative

General and administrative expense decreased $6.4 million, or 49.3%, to $6.6 million for the three-month period ended June 30, 2020 from $13.1 million for the three-month period ended June 30, 2019.  As a percentage of revenues, general and administrative expense decreased to 10.6% in 2020 from 18.9% in 2019 over the same period.  General and administrative expense decreased mainly due to a $7.2 million reduction in share-based compensation expense, as the three-month period ended June 30, 2019 included one-time share-based compensation expense of $7.1 million recorded in connection with our Recapitalization and IPO completed in June 2019. Absent the increase in share-based compensation expense, general and administrative expenses increased $0.8 million mostly due to an increase of $0.7 million related to directors and officers insurance premiums and Board fees due to becoming a public company in June 2019. The remaining increase is driven by higher IT spend of $0.4 million offset by lower legal fees of $0.3 million.

Depreciation and amortization

Depreciation and amortization expense increased $0.5 million, or 38.5%, to $1.7 million for the three-month period ended June 30, 2020 from $1.2 million for the three-month period ended June 30, 2019.  The increase in depreciation and amortization was mostly driven by the addition of assets related to the Xirrus acquisition completed in August 2019, comprising of $0.3 million of intangible asset amortization related to the intangibles recognized and $0.1 million of higher depreciation related to the assets acquired.

Interest expense

	Three months ended June 30,		Change
(dollars in thousands)	2019	2020	$	%
Interest expense, net	$2,301	$1,525	$(776)	(33.7)%

Interest expense decreased $0.8 million, or 33.7%, to $1.5 million for the three-month period ended June 30, 2020 from $2.3 million for the three-month period ended June 30, 2019.  The decrease was primarily due to interest being computed on a lower principal balance as a result of paying down $20.7 million on the term loan and $10.0 million on the revolver in July 2019 from the proceeds from the IPO, along with a lower interest rate as a result of a reduction in LIBOR.

Other expense (income)

	Three months ended June 30,		Change
(dollars in thousands)	2019	2020	$	%
Other expense (income), net	$56	$(22)	$(78)	nm

Other expense (income), net changed from an expense of $0.1 million for the three-month period ended June 30, 2019 to income of $0.0 million for the three-month period ended June 30, 2020, and was primarily associated with foreign currency fluctuations.

Provision for income taxes

	Three months ended June 30,		Change
(dollars in thousands)	2019	2020	$	%
Provision (benefit) for income taxes	$8,623	$(2)	$(8,625)	nm
Effective income tax rate	(73.4)%	(0.1)%

Our provision (benefit) for income taxes changed $8.6 million to a benefit of $0.0 million for the three-month period ended June 30, 2020 from a provision of $8.6 million for the three-month period ended June 30, 2019.  The effective tax rates were (0.1)% and (73.4)% over the same periods, respectively, and reflect the application of our expected annual tax rate to pre-tax results for each of the periods as well as discrete tax impacts that arise during the periods. The change in the effective tax rate from (73.4)% for the three-month period ended June 30, 2019 to (0.1)% for the three-month period ended June 30, 2020, was primarily due to the fact that the three-month period ended June 30, 2019 included a large tax expense due to the recognition of a valuation allowance against our UK deferred tax assets as well as the taxation of pre-IPO management incentive units equity awards. For the three-month period ended June 30, 2020, our effective tax rate of (0.1)% was different from the statutory rate of 21.0% primarily due to utilization of loss carryforwards in a foreign jurisdiction that are covered by a valuation allowance, resulting in recognition of a tax benefit.

Comparison of the six-month period ended June 30, 2019 to the six-month period ended June 30, 2020

Revenues

	Six months ended June 30,		Change
(dollars in thousands)	2019	2020	$	%
Revenues	$137,263	$122,683	$(14,580)	(10.6)%

Revenues decreased $14.6 million, or 10.6%, to $122.7 million for the six-month period ended June 30, 2020 from $137.3 million for the six-month period ended June 30, 2019, which was attributable to lower demand for our point-to-multi-point products and softer demand in the defense sector which impacted point-to-point revenues, offset by an increase in our Wi-Fi products as a result of the Xirrus acquisition completed in Q3 2019.

Revenue by product category

	Six months ended June 30,		Change
(dollars in thousands)	2019	2020	$	%
Point-to-MultiPoint	$84,057	$75,431	$(8,626)	(10.3)%
Point-to-Point	37,464	25,712	(11,752)	(31.4)%
Wi-Fi	14,016	19,121	5,105	36.4%
Other	1,726	2,419	693	40.2%
Total revenues by product category	$137,263	$122,683	$(14,580)	(10.6)%

Point-to-MultiPoint

Our PMP product line comprised 61% of total revenues for the six-month period ended June 30, 2020 and 61% of total revenues for the six-month period ended June 30, 2019.  PMP revenue decrease was attributable to decreased sales to a large customer in the Europe, Middle East, Africa region.

Point-to-Point

The decrease in our PTP revenue was driven principally by lower sales in the defense sector.

Wi-Fi

Wi-Fi revenue benefitted from the acquisition of Xirrus completed in Q3 2019.

Revenues by geography

	Six months ended June 30,		Change
(dollars in thousands)	2019	2020	$	%
North America	$64,420	$63,489	$(931)	(1.4)%
Europe, Middle East, Africa	44,964	39,168	(5,796)	(12.9)%
Caribbean and Latin America	15,519	9,883	(5,636)	(36.3)%
Asia Pacific	12,360	10,143	(2,217)	(17.9)%
Total revenues by geography	$137,263	$122,683	$(14,580)	(10.6)%

Revenues decreased in all regions for the six-month period ended June 30, 2020 from the six-month period ended June 30, 2019. North America sales decreased due to lower PTP sales to the defense industry. Europe, Middle East, Africa sales decreased due to decreased sales to a large customer in Italy.  Caribbean and Latin America sales decreased mostly due to lower PMP revenues as a result of economic and currency headwinds and the impact from business shutdowns and other restrictions due to the COVID-19 pandemic. Asia Pacific sales decreased due lower demand in India and Southeast Asia and the impact of business shutdowns and other restrictions due to the COVID-19 pandemic.

Cost of revenues and gross margin

	Six months ended June 30,		Change
(dollars in thousands)	2019	2020	$	%
Cost of revenues	$71,161	$61,579	$(9,582)	(13.5)%
Gross margin	48.2%	49.8%		160 bps

Cost of revenues decreased $9.6 million, or 13.5%, to $61.6 million for the six-month period ended June 30, 2020 from $71.2 million for the six-month period ended June 30, 2019.  The decrease in cost of revenues was primarily due to decreased revenue. Cost of revenues for the six-month period ended June 30, 2019 also included one-time share-based compensation charges of $0.2 million recorded in connection with our Recapitalization and IPO completed in June 2019.

Gross margin increased to 49.8% for the six-month period ended June 30, 2020 from 48.2% for the six-month period ended June 30, 2019. The increase reflects the impact of a higher-margin product mix along with key initiatives put in place focused on cost reductions, price management, and supply chain efficiency, partially offset by higher excess and obsolete inventory reserves.

Operating expenses

	Six months ended June 30,		Change
(dollars in thousands)	2019	2020	$	%
Research and development	$25,671	$21,113	$(4,558)	(17.8)%
Sales and marketing	24,445	18,339	(6,106)	(25.0)%
General and administrative	18,193	13,071	(5,122)	(28.2)%
Depreciation and amortization	2,508	3,395	887	35.4%
Total operating expenses	$70,817	$55,918	$(14,899)	(21.0)%

Research and development

Research and development expense decreased $4.6 million, or 17.8%, to $21.1 million for the six-month period ended June 30, 2020 from $24.4 million for the six-month period ended June 30, 2019.  As a percentage of revenues, research and development expenses decreased to 17.2% in 2020 from 18.7% in 2019 over the same period.  Research and development expense decreased mainly due to a $4.0 million reduction in share-based compensation expense, as the six-month period ended June 30, 2019 included one-time share-based compensation charges of $4.6 million recorded in connection with our Recapitalization and IPO completed in June 2019.  The remaining decrease is driven by lower contractor costs of $1.5 million due to a reduction in total contractors as well as negotiated reductions in hourly rates, lower travel costs of $0.4 million due to reduction in non-essential travel as a result of restrictions on travel due to the COVID-19 pandemic, offset by higher headcount costs of $0.8 million and restructuring expense of $0.6 million recognized in Q1 2020.

Sales and marketing

Sales and marketing expense decreased $6.1 million, or 25.0%, to $18.3 million for the six-month period ended June 30, 2020 from $24.4 million for the six-month period ended June 30, 2019.  As a percentage of revenues, sales and marketing expense decreased to 14.9% in 2020 from 17.8% in 2019 over the same periods.  Sales and marketing expense decreased mainly due to a $3.1 million reduction in share-based compensation expense, as the six-month period ended June 30, 2019 included one-time share-based compensation expense of $3.5 million recorded in connection with our Recapitalization and IPO completed in June 2019. The remaining decrease is driven by lower payroll costs of $0.7 million as a result of lower headcount and salary reductions implemented in Q2 2020 along with lower travel spend of $1.5 million due to reductions in non-essential travel as a result of restrictions on travel due to the COVID-19 pandemic, lower marketing related spend of $1.0 million also as a result of restrictions due to the COVID-19 pandemic, and $0.1 million reduction in contractor costs due to reductions in total contractors as well as negotiated reductions in hourly rates offset by restructuring expenses of $0.5 million recognized in Q1 2020.

General and administrative

General and administrative expense decreased $5.1 million, or 28.2%, to $13.1 million for the six-month period ended June 30, 2020 from $18.2 million for the six-month period ended June 30, 2019.  As a percentage of revenues, general and administrative expenses decreased to 10.7% in 2019 from 13.3% in 2018 over the same periods.  General and administrative expense decreased mainly due to a $7.0 million reduction in share-based compensation expense, as the six-month period ended June 30, 2019 included one-time share-based compensation expense of $7.1 million recorded in connection with our Recapitalization and IPO completed in June 2019. Absent the increase in share-based compensation expense, general and administrative expenses increased $1.9 million  mostly due to an increase of $1.5 million related to directors and officers insurance premiums and Board fees and higher accounting, tax and audit fees of $0.4 million due to becoming a public company in June 2019. The remaining increase is driven by higher IT spend of $0.3 million offset by lower payroll costs of $0.3 million due to salary reductions taken in Q2 2020.

Depreciation and amortization

Depreciation and amortization expense increased $0.9 million, or 35.4%, to $3.4 million for the six-month period ended June 30, 2020 from $2.5 million for the six-month period ended June 30, 2019.  The increase in depreciation and amortization was mostly driven by the addition of assets related to the Xirrus acquisition completed in August 2019, composed of $0.6 million of intangible asset amortization related to the intangibles recognized and $0.2 million of higher depreciation related to the assets acquired.

Interest expense

	Six months ended June 30,		Change
(dollars in thousands)	2019	2020	$	%
Interest expense, net	$4,569	$2,870	$(1,699)	(37.2)%

Interest expense decreased $1.7 million, or 37.2%, to $2.9 million for the six-month period ended June 30, 2020 from $4.6 million for the six-month period ended June 30, 2019.  The decrease was primarily due to interest being computed on a lower principle balance as a result of paying down $20.7 million on the term loan and $10.0 million on the revolver in July 2019 from the proceeds from the IPO, along with a lower interest rate as a result of a reduction in LIBOR.

Other expense (income)

	Six months ended June 30,		Change
(dollars in thousands)	2019	2020	$	%
Other expense (income), net	$190	$(238)	$(428)	nm

Other expense (income) changed from an expense of $0.2 million for the six-month period ended June 30, 2019 to income of $0.2 million for the six-month period ended June 30, 2020, and was primarily associated with foreign currency fluctuations.

Provision for income taxes

	Six months ended June 30,		Change
(dollars in thousands)	2019	2020	$	%
Provision for income taxes	$9,038	$80	$(8,958)	(99.1)%
Effective income tax rate	(95.4)%	3.1%

Our provision for income taxes decreased $8.9 million to $0.1 million for the six-month period ended June 30, 2020 from $9.0 million for the period ended June 30, 2019.  The change in the effective tax rate from (95.4)% for the six-month period ended June 30, 2019 to 3.1% for the six-month period ended June 30, 2020, was primarily due to the fact that the six-month period ended June 30, 2019 included a large tax expense due to the recognition of a valuation allowance against our UK deferred tax assets as well as the taxation of pre-IPO management incentive unit equity awards. For the six-month period ended June 30, 2020, our effective tax rate of 3.1% was different from the statutory rate of 21.0% primarily due to utilization of loss carryforwards in a foreign jurisdiction that are covered by a valuation allowance, resulting in recognition of a tax benefit.

Liquidity and Capital Resources

As of June 30, 2020, we had a cash balance of $37.4 million. Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures.  We believe these needs will be satisfied over at least the next 12 months using cash flow generated by our operations. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. In addition, as a result of an expected decrease in revenues, delays in payment by customers, and an increase in certain costs, including transportation and logistics costs as a result of the impact of the COVID-19 pandemic, we have taken steps to reduce costs, including personnel and occupancy costs, and travel and entertainment costs to ensure continued sufficient liquidity. We expect to regularly assess market conditions and may take additional measures, including raising additional equity or incur additional debt if and when our board of directors determines that doing so is in our best interest.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Six months ended June 30,
	2019	2020
Cash provided by operating activities	$9,209	$25,434
Cash used in investing activities	$(2,422)	$(2,312)
Cash provided by (used in) financing activities	$60,023	$(4,954)

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

Net cash provided by operating activities for the six-month period ended June 30, 2020 of $25.4 million consisted primarily of net income of $2.5 million, adjustments for depreciation and amortization and other impacts of $4.9 million, share-based compensation of $1.8 million, and changes in operating assets and liabilities that resulted in net cash provided of $16.3 million.  The changes in operating assets and liabilities consisted primarily of a $10.4 million decrease in inventories as we procured additional inventory towards the end of 2019 which was sold in 2020 along with a $9.5 million decrease in accounts receivable as a result of stronger collections and lower sales in 2020 and $2.4 million increase in accrued employee compensation, offset by an $5.0 million decrease in accounts payable related to 2020 payments of inventory purchases made in Q4 2019 and lower inventory purchases in 2020 and a $1.0 million reduction in other assets and liabilities, mostly driven by a reduction in deferred revenue.

Cash flows from investing activities

Our investing activities for all periods presented consisted of capital expenditures for property, equipment and software in support of the growth of our business. For the six-month period ended June 30, 2020, our investing activities also included $0.3 million of cash paid to Riverbed Technology, Inc. for the final payment of contingent consideration related to the acquisition of the Xirrus Wi-Fi business.

Cash flows from financing activities

During the six-month period ended June 30, 2019, net cash provided of $60.0 million was primarily due to $66.0 million in proceeds received from the sale of shares in our IPO, net of underwriters commissions, and payment of $1.0 million of deferred issuance costs, offset by $4.8 million to repay principal under our term loan facility, and $0.2 million of debt issuance costs for the April 2019 debt amendment.

During the six-month period ended June 30, 2020, net cash used of $5.0 million was primarily due to $10.0 million of proceeds from drawing on our revolving credit facility offset by $10.0 million repayment against our revolving credit facility and $5.0 million repayment of principal due under our term loan facility.

Debt

As of June 30, 2020, we had $60.3 million outstanding on our term credit facility and have $10.0 million available under our revolving credit facility.  Due to strong cash collections and expense management during the three-month period ended June 30, 2020, in June 2020 we repaid the $10.0 million we borrowed against our revolving credit facility during the three-month period ended March 31, 2020. The interest rate in effect as of June 30, 2020 was 6.0% on the term credit facility. Refer to Note 8 – Debt, to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information. .

Contractual Obligations and Commercial Commitments

For the six-month period ended June 30, 2020, there has been no material change to the contractual obligations and commercial commitments disclosed in Item 7 of our Form 10-K for the fiscal year ended December 31, 2019.

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

During the three-month period ended June 30, 2020, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, filed on March 23, 2020, for a more complete discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three-month period ended June 30, 2020.  We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates.  The U.S. dollar is the single largest currency in which our revenue contracts are denominated.  Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer.  In those instances where our goods and services have already been sold, receivables may be more difficult to collect.  Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins.  We have not entered into any foreign currency hedging transactions.  We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

We do not hold any cash in any investment accounts and all cash is deposited with financial institutions that management believes are of high credit quality.  The Company’s cash consists primarily of U.S. dollar denominated demand accounts.

We had $60.3 million of debt outstanding on our term loan facility and $0.0 million of debt outstanding on our revolving credit facility as of June 30, 2020 under our Credit Agreement.  The Company is exposed to interest rate risk from fluctuations in the US LIBOR rate that is a component of the interest rate used to calculate interest expense on the debt.  Interest accrues on the outstanding principal amount of the term loan on a quarterly basis and is equal to the US LIBOR rate plus a base rate of 4.75%, 4.25% or 4.00%.  The base rate is affected by our financial performance as measured by the consolidated leverage ratio.  The rate on both the term loan and revolving credit facility was set to 6.0% on March 31, 2020, due to a reduction in the US LIBOR rate, and remained at 6.0% during the three-months ended June 30, 2020.  A hypothetical 100-basis point increase in interest rates, and assuming a constant base rate, would result in an additional $0.6 million in interest expense related to the external debt per year.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced plans to phase out the use of LIBOR by the end of 2021. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our current interest rate.

For a discussion of current market conditions resulting from the business shut downs and other restrictions resulting from government efforts to combat the impact of the COVID-19 pandemic, refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Part II, Item 1A, “Risk Factors”.

There have been no other material changes in our market risk since December 31, 2019.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Our business, results of operations and financial condition may be adversely impacted by the ongoing COVID-19 pandemic

The outbreak of the novel coronavirus (COVID-19) is a rapidly developing situation around the globe that has negatively impacted and could continue to negatively impact the global economy. Business shutdowns and travel and other restrictions taken by governments and enterprises globally as a result of the COVID-19 pandemic have resulted and will continue to result in significant disruption that may adversely affect our business. We have experienced and expect to continue to experience reductions in customer demand in several of our markets. We expect that social distancing measures, shutdowns globally that impact the ability of our end user customers to deploy our products, restrictions on travel impacting our sales activities, reductions in production due to mandated closures of or labor restrictions at our third-party manufacturers in Mexico, China, and Israel, as well as the reduced operational capacity of our suppliers may impact our operations in future quarters.  General business uncertainty may negatively impact demand in several of our markets that could result in a reduction in expected revenues and an increase in certain costs, particularly transportation and logistics expenses. The pandemic could lead to an extended disruption of economic activity and the impact on our business, results of operations, financial condition and cash flows could be material.

Due to the ongoing impact of the COVID-19 pandemic, we implemented temporary cost savings measures to reduce operating expenses to better align our cost structure to current and expected future economic conditions. However, as a result of a lessening of the impact of business shut downs and other restrictions imposed to combat the COVID-19 pandemic, as well as improvements in our revenues and cash collections, we have reversed some of these temporary cost saving measures, and have repaid all amounts due under our revolving credit facility. Although we continue to monitor these impacts on our results of operations, and will take additional measures if our business appears to be further negatively impacts, we can provide no assurance that these measures will be sufficient to align our costs with our revenues, if the impact of the COVID-19 pandemic increases or is sustained over a long period of time.

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

Cambium Networks Corporation

Date: August 12, 2020	By:	/s/ Atul Bhatnagar
Atul Bhatnagar
President and Chief Executive Officer

Date: August 12, 2020	By:	/s/ Stephen Cumming
Stephen Cumming
Chief Financial Officer