Form 10-K
period 2020-12-31
Cambium Networks Corp
filed 2021-03-01
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the ordinary shares held by non-affiliates on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the common shares on that date of $7.36 was $43,104,377. For purposes of this calculation, shares held by Vector Capital and our Chief Executive Officer are deemed to be affiliates of the registrant and are excluded from the calculation.

As of February 24, 2021 there were 26,101,023 shares of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

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

Summary Risk Factors

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

•

Our operating results can be difficult to predict and may fluctuate significantly, which could result in a failure to meet investor expectations or our guidance and a decline in the trading price of our shares.

•

The introduction of new products and technology is key to our success, and if we fail to predict and respond to emerging technological trends and network operators’ changing needs, we may be unable to remain competitive.

•	Competitive pressures may harm our business, revenues, growth rates and market share.
•	We rely on third-party manufacturers, which subjects us to risks of product delivery delays and reduced control over product costs and quality.
•

We rely on distributors and value-added resellers for the substantial majority of our sales, and the failure of our channel partners to promote and support sales of our products or effectively manage inventory of our products would materially reduce our expected future revenues.

•	We outsource manufacturing to third-party manufacturers operating outside the U.S., subjecting us to risks of international operations.
•	We face risks related to actual or threatened health epidemics and other outbreaks, which could significantly disrupt our manufacturing, sales and other operations.
•	Our third-party logistics and warehousing provider may fail to deliver products to our channel partners and network operators in a timely manner, which could harm our reputation and operating results.
•

Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high-quality support and services could have a material adverse effect on our business, operating results and financial condition.

•

If we or our distributors and channel partners are unable to attract new network operators or sell additional products to network operators that currently use our products, our revenue growth would be adversely affected, and our revenues could decrease.

•

We require third-party components, including components from limited or sole source suppliers, to build our products. The unavailability of these components could substantially disrupt our ability to manufacture our products and fulfill sales orders.

•	Our products are technologically complex and may contain undetected hardware defects or software bugs, which could result in increased warranty claims, loss of revenues and harm to our reputation.
•	If we are not able to effectively forecast demand or manage our inventory, we may be required to record write-downs for excess or obsolete inventory.
•	We are exposed to the credit risk of our channel partners, which could result in material losses.
•

Our business and prospects depend on the strength of our brand. Failure to maintain and enhance our brand would harm our ability to increase sales by expanding our network of channel partners as well as the number of network operators who purchase our products.

•	A portion of our revenues are generated by sales to government entities, which are subject to a number of challenges and risks.
•	We generate a significant amount of revenues from sales outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.
•

A substantial portion of our product portfolio relies on the availability of unlicensed RF spectrum and if such spectrum were to become unavailable through overuse or licensing, the performance of our products could suffer and our revenues from their sales could decrease.

•	We may acquire other businesses which could require significant management attention, disrupt our business, dilute shareholder value and adversely affect our operating results.
•

New regulations or standards or changes in existing regulations or standards in the United States or internationally related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations and future sales.

•

We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we are not in compliance with applicable laws.

•	We rely on the availability of third-party licenses, the loss of which could materially harm our ability to sell our products.
•

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we may incur significant expenses to enforce our rights, and claims by others that we infringe their intellectual property rights could harm our business.

•	If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
•	Our credit facility contains restrictive financial covenants that may limit our operating flexibility.
•	Because Vector Capital holds a controlling interest in us, the influence of our public shareholders over significant corporate actions will be limited.
•	The price of our shares may be volatile, and shareholders could lose all or part of their investment.
•	Because we are incorporated under Cayman Islands law, shareholders may face difficulties in protecting their interests, and the ability to protect rights through U.S. courts may be limited.
•	Our directors may have conflicts of interest because of their ownership of equity interests of, and their employment with, our parent company and our affiliates.
•	If we are unable to manage our growth and expand our operations successfully, our business and operating results will be harmed.

Trademarks and Service Marks

“Cambium” , “Cambium Networks”, “cnPilot”, “cnMaestro”, ‘cnMedusa”, “cnArcher”, “cnReach”, “cnHeat”, “cnRanger”, “cnWave”, “cnVision”, “LinkPlanner”, “Xirrus”, the Cambium and Xirrus logos and other trademarks or service marks of Cambium Networks, Ltd. appearing in this Annual Report are the property of Cambium Networks Corporation. This Annual Report contains additional trade names, trademarks and service marks, which are the property of their respective owners.

PART I

Item 1. Business.

Business Overview

What we do

We provide fixed wireless broadband and Wi-Fi networking infrastructure solutions for network operators, including wireless internet service providers, mobile network operators, enterprises and government agencies, communities and cities worldwide. Our scalable, reliable and high-performance solutions enable the creation of a purpose-built wireless fabric that connects people, places and things with a unified wireless fabric that spans multiple standards and frequencies of fixed wireless and Wi-Fi, all managed centrally via the cloud, deployed indoors and outdoors. Our multi-gigabit wireless fabric offers a compelling value proposition over traditional fiber and alternative wireless solutions.

Our wireless fabric includes intelligent radios, smart antennas, radio frequency, or RF, algorithms, wireless-aware switches and our on-premise or cloud-based network management software. Our embedded proprietary RF technology and software enables automated optimization of data flow at the outermost points in the network, which we refer to as the “intelligent edge.” This intelligent edge offers network operators increased performance, visibility, control and management, as well as the ability to efficiently transfer large amounts of data back to enterprise data centers for fast and efficient analysis and decision-making even in conditions characterized by a high degree of interfering signals generated both within the network or from outside sources, which we refer to as noise. Our products support licensed and unlicensed spectrum, tailored for many frequency bands. We provide deep technical and operational expertise based on years of deploying networks, resulting in ease of use of our products, and all Cambium Networks solutions are backed by our global organization that provides 24/7 support services tailored to meet the business needs of our end users.

Our solutions are deployed by wireless broadband internet service providers, mobile network operators, and managed service providers, as well as in private networks, including enterprises, petrochemical, military, state and local government, education, hospitality, rail, utility, industrial and other network operators. Our technology is used to connect a wide range of network assets, from offices, service organizations (schools, hospitality, healthcare) and industrial processes, to guest and public access via Wi-Fi to complex sensor networks. Network operators deploy our enterprise-grade solutions to take advantage of their scalability, intelligence, reliability, durability, attractive economics and ease of deployment, which offer:

•	Superior outdoor scalability. Our solutions scale to greater density for outdoor applications because of their leading spectral efficiency.
•

Embedded network intelligence and policy-based automation.  Our solutions have embedded intelligence, utilizing software and RF algorithms that work together to optimize network performance. This intelligence allows networks to adapt and evolve as network requirements vary, environments change, and network footprints grow over time.

•

Reliable wireless connectivity in congested environments.  Our solutions deliver superior reliability enabled by our technology’s frequency reuse capabilities, embedded dynamic spectrum optimization and dynamic filtering abilities.

•

Durability in challenging indoor and outdoor environments. Our solutions are designed to perform over time in challenging atmospheric conditions from the frigid temperatures of the far northern hemisphere to heat extremes in deserts, to the humidity of the jungles. We offer equipment that is designed and certified to operate in hazardous environments for the oil and gas industry, and meet demanding performance specifications required by the defense industry.

•

High quality at attractive economics.  Our solutions improve economics for network operators by supporting a large number of customer premise equipment, or CPE, per fixed wireless access point while providing enterprise-grade performance and quality. We reduce ongoing management costs through device reliability and embedded software that independently manages and resolves network performance issues.

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

•

Seamless integration with ecosystem partners. We include solutions for a range of additional uses leveraging third party software and services embedded into our network management systems, including video surveillance management software, and Shared Access Spectrum, or SAS, services enabling multiple categories of users to safely share the same frequency bands, and wireless access gateway solutions, as well as third party Wi-Fi planning solutions and guest portal applications.

We market and sell our solutions through our global channel partner network, which drives a substantial majority of our revenues. We sell our solutions as one-time sales as well as a growing number of subscription-based products, with a majority of our revenues in a given period typically being generated by purchases from network operators that have previously purchased our products. Growth from these network operators is driven by expansion within existing networks and in new territories, replacement of competitor products with our solutions, deployment of new and incremental use cases and, in the case of local governments, mandates to offer fixed broadband wireless to all of their citizens.

Current trends impacting our business

Although the outbreak of COVID-19 has resulted and is likely to continue to result in disruption to our business and operations as well as the operations of our customers and suppliers, demand for wireless infrastructure projects globally remains robust, driven by remote work, learn and play from home, in part in response to the COVID-19 pandemic, and accelerated by government funding of broadband solutions. We have experienced increases in customer demand, as a result of strong demand for Point-to-Multi-Point products as the need for connectivity grows, as schools, businesses, and enterprises continue to operate remotely, and increased Point-to-Point revenues from improved federal business. In addition, we have seen a strong recovery in enterprise Wi-Fi solutions driven by improved field deployments and the transition to Wi-Fi 6 solutions. We have benefitted from investments we have made over the past few years in fixed wireless infrastructure technologies in such areas as point-to-multi-point, or PMP, including Citizens Broadband Radio Service, or CBRS, compatible products in the U.S. and in new opportunities such as gigabit wireless solutions with our 60 GHz millimeter wave products, our new enterprise Wi-Fi 6, and cloud-enabled wireless switching products. Our forthcoming 5G 28 GHz millimeter wave products are expected in 2021, further accelerating this trend as we enter markets demanding higher broadband performance, and in the U.S. the first phase of the Rural Digital Opportunity Fund, or RDOF, launched by the Federal Communications Commission, or FCC, is expected to accelerate the provision of high-speed broadband service to millions of underserved communities in the U.S. over the next ten years.

However, we expect that social distancing measures, further waves of shutdowns globally that impact the ability of our end user customers to deploy our products, and continued restrictions and even cessation in travel impacting our sales activities, and general business uncertainty will continue to negatively impact demand in several of our markets. In addition, although all of our suppliers are currently operating, reductions in production due to mandated closures of or labor restrictions at our third-party manufacturers in Mexico, China and elsewhere continue to remain a risk as COVID-19 restrictions continue.

Our supply operations remain impacted by COVID-19; for example, at least one of our mechanical suppliers has ceased operating, causing us to move production to an alternative supplier. We are working with other suppliers who have experienced component part shortages due to capacity restraints that have caused lead times for our products to increase. We expect our suppliers and third-party manufacturers to continue to be disrupted by parts and component shortages.

Our industry and market opportunities

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

Both wireless internet service providers and enterprises in lower-density, non-metropolitan areas require infrastructure that delivers always-on, high-speed wireless bandwidth for the transmission of large amounts of data in a wide variety of challenging conditions such as noisy spectrum or terrain that can impede wireless broadband communications, such as bodies of water or forests. Carrier-grade wireless infrastructure, primarily used in metropolitan networks, is generally ill-suited to these deployments because the size of the deployment does not justify the high equipment expense and management costs. Many existing wireless solutions are limited by their ability to deliver real-time adaptability, scalability, efficient use of spectrum, network reliability and economical use cases:

•

Limited real-time adaptability. Wireless network footprints are continually changing due to individuals moving within a network, rapidly changing environments in an industrial footprint and expanding use cases or functionality. Many fixed wireless solutions lack the software and RF technology to continually optimize performance of rapidly evolving network infrastructure and in noisy conditions.

•

Lack of network scalability. Fixed wireless solutions often struggle to scale primarily because they lack end-to-end management capabilities and integrated RF algorithms in the software. Software is required to efficiently plan, synchronize and optimize large-scale deployments of wireless broadband, while mitigating self-interference. Existing solutions are typically provisioned manually and managed by spreadsheets or management tools developed by customers internally. Real-time, efficient management requires embedded software and technology capable of optimizing network performance at the edge in varying environmental conditions.

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

•

Uneconomical for certain use cases. Fixed wireless broadband solutions can be cost-prohibitive because of their inability to serve a high concentration of CPE without the deployment of a high number of fixed wireless access points. Additionally, many existing solutions fail because of a lack of software intelligence to foresee upcoming issues and an inefficient path to resolution for issues given limited services and support capabilities.

•

Pressure on broadband networks from the emergence of Wi-Fi access points. As the migration to Wi-Fi 6 access points progresses, the network bottleneck is moving to the broadband provider. This is putting pressure on broadband service providers to increase symmetrical capacity in a time when adding capacity to or upgrading wireline networks is cost prohibitive. Fixed wireless is emerging as an alternative to address this capacity gap.

In addition, with the emergence of multi-gigabit fixed wireless using 60 GHz millimeter wave technology, service providers and private network operators now have a wireless alternative to fiber for highspeed broadband connectivity. Wireless for the last mile access has a significant cost advantage over fiber. The resources required to deploy mmWave technology is comparable to outdoor Wi-Fi, does not require trenching and may have a much lighter permitting process.

Our market opportunity

The majority of our revenues today come from PTP and PMP solutions. According to Sky Light Research, the PTP Microwave and Millimeter Wave market was estimated to be $3.58 billion in 2019. According to QYResearch, the PMP market was estimated to be $0.75 billion in 2019. We entered into the Wi-Fi market in 2016 and it has become a meaningful portion of our revenues. According to IDC, a market research firm, the enterprise WLAN market is estimated to be $7.0 billion in 2020. In 2018, we entered the Ethernet switching market, although to date our sales in this market have not been material. According to IDC, the non-datacenter Ethernet switching market is estimated to be $14.7 billion in 2020. Combining these served markets, our addressable market for 2020 exceeds $25.0 billion. In 2017, we introduced our cnReach, Industrial Internet of Things, or IIoT, products, and while the market remains at an early stage of development, we believe this market presents a significant commercial opportunity in the longer term.

Wide area networks, or WANs, and local area networks, or LANs, are converging. Broadband internet service providers are expanding into local area network services for enterprise and public sector which means they are expanding their service offerings to include the Wi-Fi-based LAN. Likewise, enterprise managed service providers are looking to extend their offerings to include edge access for Wi-Fi, rather than relying on the wireline provider to trench fiber. We expect to take advantage of these trends with our cnMaestro management software that can be used to manage both the WAN back to the point of presence and the Wi-Fi in the LAN. We are able to provide Wi-Fi to our traditional fixed wireless broadband customers while penetrating the managed service provider market with fixed wireless offerings.

How our solutions work

We offer fixed wireless broadband networking infrastructure solutions differentiated by scalability, embedded intelligence, reliability, high quality at attractive economics and ease of deployment. Our enterprise-grade Wi-Fi solutions provide indoor and outdoor capabilities and leading spectral efficiency that reduces self-interference and optimizes spectral efficiency and frequency reuse across the network.

Our Point-to-Point, or PTP, solutions are typically connected to high-speed, high-bandwidth wireline networks, and provide wireless broadband backhaul to facilities or Point-to-Multipoint, or PMP, access points deployed throughout a network over distances of more than 100 kilometers and at more than 2 Gbps. Our PMP solutions extend wireless broadband access from tower mounted fixed wireless access points to CPE providing broadband access to residences and enterprises covering wide areas with a range of 10 to 30 kilometers. Our PMP solutions are increasingly used to backhaul video surveillance systems. Our cnPilot and Xirrus Wi-Fi solutions provide distributed access to individual users in indoor settings, such as office complexes, and outdoor settings, such as athletic stadiums and outdoor public Wi-Fi spots, over distances as short as two meters with high capacity. Our cnReach solutions offer narrow-band connectivity typically using licensed spectrum below 1 GHz and typically used by industrial customers connecting remote field operations supporting sensors and devices at the network edge. Our embedded proprietary RF technology and software enables automated optimization of data flow at the outermost points in the network. Our cnMatrix cloud-managed wireless-aware switching solution provides the intelligent interface between wireless and wired networks. Our cnVision solutions are purpose built wireless connectivity solutions for video surveillance and CCTV deployments and provide the necessary bandwidth to transport mission-critical video wirelessly, for the video surveillance market.

Our competitive strengths

We have a number of competitive strengths, including the following:

•

Wireless fabric that enables fast and efficient scalability. Our solutions allow network operators to densify their networks with incremental fixed wireless access points that linearly scale subscriber support without compromise to quality of service.

•	Advanced RF signal algorithms. Our RF algorithms drive network performance by employing technologies such as frequency reuse, congestion-based channel switching and noise filtering.
•

Broad applicability of our wireless fabric.  Our technology has broad application across a wide range of connectivity use cases, and our core technologies underlying the wireless fabric offer broad extensibility to new markets such as wireline switching and IIoT solutions.

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

Our growth strategy

The key elements of our growth strategy include:

•

Continued investment in wireless fabric while expanding into new markets. We are investing in our wireless fabric technology to expand the breadth of our solutions and to take advantage of new frequencies and communication standards, resulting in the launch of new products such as our 60 GHz millimeter wave products, our Wi-Fi 6 products and our switching products, among others, as well as our early launch of CBRS-compatible products.

•

Expand our software capabilities.  We will continue to invest in our embedded software capabilities which include GPS synchronization, dynamic optimization and filtering technologies that facilitate the intelligent edge. We continue to invest in cnMaestro, and XMS Cloud, our cloud-based network management software platforms, to improve functionality, ease of deployment and operations and to add a premium version, enabling network operators to improve quality of service.

•

Drive greater penetration in our existing base.  We intend to work collaboratively with key network operators to evaluate new use cases as these network operators expand their geographical footprint into new territories and increase their deployment of our products.

•

Deepen and expand channel and network operator relationships.  We intend to deepen and expand our relationships in our channel, which includes over 9,000 channel partners as of December 31, 2020 and received CRN Magazine’s five star rating in 2018 and 2019, which is its highest ranking awarded. We intend to invest in training and education for these channel partners while fostering new relationships with incremental channel partners. Additionally, in order to deepen and broaden our network operator relationships, we will continue to invest in our sales and marketing organization for both direct and channel engagements.

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

Our technology and products

Cambium Networks Product Portfolio Summary
Network Management	cnMaestro X - Cloud-Based Management Software cnMaestro Essentials - Cloud-Based Management Software XMS - On Premises and Cloud-Based Wi-Fi Management Software
Wired Convergence	cnMatrix - Wireless Aware Switching
Product Platform	cnWave	PTP 820	PTP 550/670/700	PMP 450	ePMP	cnPilot/Xirrus	cnReach
Design Focus	Gbps to the edge with Terragraph meshing for urban and high density suburban markets	Licensed Microwave Backhaul	Industry Leading Sub-6 GHz Backhaul Performance	Unparalleled Scalability for Multipoint networks	Price/Performance PTP and PMP Leadership	Configurable, Cloud-managed, High performance Wi-Fi	Licensed Narrowband in rugged I/O rich package
Throughput	15 Gbps/DN	2+ Gbps	450 - 1400 Mbps	1.4 Gbps/Sector	1.2 Gbps/ Sector	1+ Gbps/AP	KB to MB
Spectrum (GHz except as noted)	57 - 66	6 - 38 71 - 86	4.4 - 5.925 7.0 - 8.50	900 MHz, 2.4, 3.5, 3.65, 5.x	2.4, 4.9, 5.x, 6.4	2.4, 5	220, 450, 700, 900 MHz

We offer a portfolio of fixed wireless broadband and Wi-Fi solutions that connect people, places and things from distances of two meters to more than 100 kilometers, delivering data rates that range from kilobytes per second to over 2 gigabytes per second, operating indoor and outdoor and utilizing licensed and unlicensed spectrum. The elements of our wireless fabric can be architected to meet a broad range of use cases and needs of network operators. Since 2012, we have shipped over 8.8 million devices. Our products are designed to support more CPE per fixed wireless access point and maximize uptime, providing an attractive total cost of ownership for network operators while delivering a reliable, scalable, flexible and easily managed platform with differentiated performance.

Our products can be categorized into our PTP backhaul, PMP distribution, Wi-Fi access, cnMatrix switching, cnWave 60 GHz solutions and cnReach IIoT solutions, with results for our cnMatrix switching, and other solutions included for reporting purposes with our Wi Fi access products and results for our cnReach IIOT solutions included with our PMP distribution results. We also offer a number of other network management and monitoring tools, such as cnMaestro, XMS Cloud, LINKPlanner, cnHeat, Swift, and cnArcher, to further improve ease of use and network performance.

Point-to-Point backhaul solutions

Our PTP solutions are deployed globally and have proven to reliably operate in formidable and demanding environments. For example, we used PTP 650 radios to establish high quality connectivity over 245 kilometers between Pikes Peak, Colorado and Cheyenne, Wyoming, delivering real-time voice, video and data. We offer PTP solutions that are designed to operate in unlicensed spectrum from 900 MHz to 5.9 GHz and in licensed spectrum from 6-38 and 71-86 GHz. In addition, our PTP700 operates in NATO Band IV from 4.4-5.9 GHz, as well as in the 7 GHz and 8 GHz bands, and meets stringent federal operating, performance and security standards.

Point-to-Multipoint distribution solutions

Our PMP portfolio is composed of the PMP, ePMP, and cnWave distribution and access solutions that enable network operators to provide high-speed wireless broadband in a wide range of applications, ranging from connecting a small network of CCTV cameras, to deploying networks on hundreds of oil pads, to providing broadband access to low-density urban and rural communities. Our PMP and ePMP solutions offer differentiated spectral efficiency, which enables high data rates and efficient utilization of RF spectrum, as well as GPS synchronization and dynamic interference filtering to optimize performance in noisy conditions. We also offer Massive Multi-User Multi-Input Multi-Output technology and proprietary beamforming sector antennas to enable densification of CPE within a network. Together, these PMP distribution solutions allow networks to scale without compromise, from a single fixed wireless access point and a handful of CPE to networks with hundreds of thousands of subscriber radios, both using the identical products and technologies. cnWave, introduced in 2020, utilizes 60 GHz spectrum, is based on the 802.11ay standard, and incorporates Facebook’s Terragraph technology to deliver Gigabit data rates to the edge.

Wi-Fi access solutions

Our cnPilot and Xirrus enterprise and service provider Wi-Fi access points are easily deployed within both new and existing wireless local area networks, including in existing networks with equipment from other manufacturers. Our products include enterprise Wi-Fi access points for both indoor and outdoor use cases, as well as internet service provider-managed home gateways. Our adaptive architecture provides controller functionality and services with high agility for the network operator.

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

cnReach IIoT solutions

Our cnReach IIoT solutions offer connectivity for distributed sensors and controls across industrial deployments, delivering real-time monitoring, measurement and analytics to optimize system performance. Our products can be deployed in a variety of industrial verticals such as oil and gas, electrical utilities, water management, rail and transportation operations and smart cities. cnReach focuses on supervisory control and data acquisition systems, or SCADA, for process control and monitoring, providing affordable, narrowband wireless connectivity, operating below 1 GHz, to support distribution automation, substation switches, circuit control and telemetry.

cnVision video surveillance transport solutions

Our cnVision solutions are purpose built wireless connectivity solutions for video surveillance and CCTV deployments and provide the necessary bandwidth to transport mission-critical video wireless, for the video surveillance market.

cnMaestro and network management tools

Our cloud-based cnMaestro network management platform and our Xirrus XMS Cloud platform provide users with an integrated, intelligent, easy to use tool for end-to-end network management of our portfolio from the network operating center to individual CPE on a single pane of glass. cnMaestro’s interface allows users to easily onboard large numbers of new devices, configure existing devices, monitor the entire network and troubleshoot end-to-end. Our cnHeat solution is a network planning subscription service that provides a heat map coverage model display of locations that are available for fixed wireless broadband connectivity that aids in network planning. cnHeat utilized LiDAR or equivalent geospatial data to accurately model the geography being evaluated, coupled with highly accurate RF modeling, to render a visual and quantitative assessment of anticipated RF coverage and performance.  cnHeat allows network operators to optimize site selection for coverage, supporting their total cost of ownership and return on investment.

LINKPlanner is a comprehensive tool, developed over the past 12 years, used to plan PTP and PMP networks. LINKPlanner allows users to visualize and analyze hypothetical network deployment scenarios to evaluate performance and reliability allowing for cost-effective expansion and deployment of their networks. cnArcher is a smartphone app that accelerates installation and deployment of our products by field technicians.

Network operators and distribution channel

We sell our solutions globally through our channel partners to wireless Internet service providers, mobile network operators, enterprises and government agencies. Wireless Internet service providers using our products are typically serving between 1,000 and more than 200,000 subscribers. Enterprises using our products are in industries such as oil and gas, agriculture, mining, utilities, transportation, surveillance, hospitality, education and general corporate enterprises. Government entities using our products include local government agencies, federal agencies and defense organizations.

Historically, over 95% of our revenues are derived from sales through our ConnectedPartner channel partner platform, which consists of over 9,000 channel partners, including over 170 distributors as of December 31, 2020.

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

Our ConnectedPartner program is designed to maximize global coverage while minimizing channel conflict and enhance the ability of our channel partners to succeed in the sale and deployment of our products and solutions. Channel partners registered under our ConnectedPartner program gain access to product discounts, sales and marketing tools, marketing materials, specifications sheets, case studies and solution papers to aid in the sale and deployment of our products and solutions globally. We also offer access through our ConnectedPartner program to technical product training, deal registration, account management support, business development support, webinars and events, promotions and joint marketing initiatives, and qualified lead information as well as participation in our demonstration equipment programs.

Sales and marketing

We promote the sale of our products globally in partnership with our channel partners as well as through our direct sales force. Our sales organization typically engages directly with large Internet service providers and certain enterprises even though product fulfillment generally involves our channel partners, and also provide sales support to our channel partners across the platform. Our sales organization includes field and inside sales personnel, as well as regional technical managers with deep technical expertise who are responsible for pre-sales technical support and solutions engineering for network operators, systems integrators and channel partners. As of December 31, 2020, we had 108 sales personnel located in 29 countries.

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

Cambium Community Forum

To complement our customer support and training, we launched the Cambium Community Forum in 2014 as a platform where we, our network operators and our channel partners can collaborate in real-time on practical solutions to real-world deployment situations, contribute to and consult a collective online knowledge base concerning our products and best practices, and share stories and photographs of customer experiences about product installations and unique use cases of our technology. In 2019, we added discussion forums focusing on CBRS, Video Surveillance, and Wi-Fi 6. Our Community Forum is moderated by our staff with direct and active engagement by our development engineering and product management personnel. Leveraging the Community Forum, we collect network operator and channel partner feedback on potential product improvements and new product ideas, including through the administration of beta testing on our products. As of December 31, 2020, there were approximately 37,000 registered forum members on our Community Forum, including our WISP Forum.

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

Our third-party manufacturing partners generally procure the components needed to build and assemble our products according to our design specifications. This allows us to leverage the purchasing power of our contract manufacturing partners. For items that we design, we generally retain complete control over the bill of material, test procedures and quality assurance programs. We review, on an ongoing basis, forecasts, inventory levels, processes, capacity, yields and overall quality. Our third-party manufacturers procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based on historical trends and analyses from our sales and product management functions as adjusted for overall market conditions. Generally, for our primary third-party manufacturers, we update these forecasts monthly.

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

While components and supplies are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. For example, some of our products are dependent upon the incorporation of components from Qualcomm Atheros and we do not have a second source for these components. In addition, we currently have a limited number of suppliers for several other components for our products. We and our contract manufacturers generally rely on purchase orders rather than long-term contracts with these suppliers, although for certain components our contract suppliers have contracts in place with component suppliers that we are able to leverage. If we need to seek a suitable second source for key components or to modify our designs to use substitute components, our ability to meet the demand for our products, and as a result our business and operating results, could suffer. As a result of increased current global demand for some components used in our products, particularly semiconductor-related components and including components provided by Qualcomm, there are some capacity shortages at foundries, who have responded by allocating existing supply among their customers, including us. Coupled with an increase in demand for our affected products, in part resulting from an increase in demand for bandwidth globally, we have experienced some supply shortages that have caused increased lead times for some of our products.

Our business has been impacted by the effects of the outbreak of respiratory illness caused by COVID-19 and worldwide government efforts to halt the outbreak through restrictions on travel and extended business closures. For example, one of our mechanical suppliers has ceased operating, causing us to move production to an alternate supplier. We are working with other suppliers who have experienced component part shortages due to capacity constraints caused by COVID-19 that have caused lead times for our products to increase. Our suppliers and manufacturers in China and elsewhere could continue to be disrupted by parts and component shortages, worker absenteeism, quarantines, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions. In addition, freight and logistics constraints caused in part by restrictions imposed by governments to combat the COVID-19 pandemic have increased costs and constrained available transport, for us and our channel partners. If our supply chain operations continue to be affected or are curtailed by the outbreak of diseases such as COVID-19, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. We have and may continue to need to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us and from our supply chain and subsequently to our customers. See “Risk Factors, We face risks related to actual or threatened health epidemics and other outbreaks, which could significantly disrupt our manufacturing, sales and other operations” below.

Research and development

As of December 31, 2020, our research and development organization has over 270 employees located primarily in San Jose and Thousand Oaks, California, Rolling Meadows, Illinois, Ashburton, United Kingdom and Bangalore, India. We also work with contract engineers in various locations globally. Our research and development team has deep expertise and experience in wireless technology, antenna design and network architecture and operation. We expect to continue to expand our product offerings and solutions capabilities in the future and to invest significantly in continued research and development efforts.

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

As of December 31, 2020, we had 86 issued U.S. patents and 103 patents issued in various foreign jurisdictions as well as 5 U.S. and 39 foreign patent applications pending. We file patent applications in the United States and other countries where we believe there to be a strategic technological or business reason to do so. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually, are material to our business.

Competition

The market for wireless broadband solutions is rapidly evolving, highly competitive and subject to rapid technological change. We expect competition to persist, intensify and increase in the future.

In all of our markets, we compete with a number of wireless equipment providers worldwide that vary in size and in the products and solutions offered. Our competitors for products and solutions for the unlicensed, sub-6 GHz spectrum bands include Radwin, MicroTik, Airspan, and Ubiquiti. cnWave, our 60 GHz mm Wave product, competes with Siklu, Radwin, and MikroTik, among others. In the licensed microwave market, our competitors include SIAE, SAF Technica and Aviat Networks, among others. Our Wi-Fi products and solutions compete with HPE (Aruba), CommScope (Ruckus Wireless), Extreme Networks, and Ubiquiti. Our cnReach IIoT products and solutions compete principally with GE MDS and Freewave. Our cnMatrix cloud-managed switch platform competes with Ubiquiti, Ruckus, HPE and MikroTik. Our cnMatrix Ethernet enterprise switching products and solutions complete with MikroTik, Ubiquiti and HPE. As our target markets continue to develop and expand, and as the technology for wireless broadband continues to evolve, we expect competition to increase and expand from both established and emerging market participants. We also expect consolidation to impact the competitive landscape, such as the acquisition by Arris Group of Ruckus Wireless in 2017, and the subsequent acquisition of Arris Group by CommScope in 2019, and the acquisition of Aerohive by Extreme Networks in 2019.

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

•

Trade compliance requirements. We are subject to compliance with rules in jurisdictions from which we export or into which we import our products, including export control and reporting, import clearance, anti-bribery, antitrust and competition rules and regulations, including:

•

Import and export requirements issued by the United States, the European Union or other jurisdictions, including the U.S. Department of Commerce, the Office of Foreign Assets Control, the U.K. Foreign, Commonwealth & Development Office, Ministry of Defense and Department of International Trade including rules banning sales to persons or entities on applicable designated parties lists, or to persons or entities in embargoed countries, rules requiring export licenses prior to sales of products incorporating encryption technology to certain end users, and local rules governing import of products, including packaging and labeling laws. In addition, some of our products include enabled encryption technology, which may require us to obtain a license prior to a sale to certain foreign agencies. These rules require us to monitor databases of, and establish and enforce policies to prohibit the sale of our products to, embargoed persons, entities and countries.

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

Human Capital Management

We pride ourselves on developing and maintaining a strong reputation for innovation and integrity and conduct our business affairs honestly and in an ethical manner.  We expect our corporate culture to embody trust and respect for individuals, teamwork and innovation; Cambium is a place where employees are proud to work, and where customers, suppliers and partners want to work with

us.  One of our most valuable assets is our integrity.  We are guided by our core values of growth and profitability; outstanding global teamwork; relentless innovation and edge, making and meeting commitments; respecting and developing our people; and serving our community.

We are focused on hiring, training, and retaining exceptional talent.  As of December 31, 2020, we had approximately 512 full-time employees, of whom 306 are located outside the United States. We have not experienced any work stoppages, and we consider our relationship with our employees to be good. We have a broad base of diverse talent in more than 25 countries and we believe that attracting, developing and retaining the best talent is critical to our success and achievement of our strategic objectives.

We appreciate one another’s differences and strengths and are proud that our workforce comprises employees with a diversity of backgrounds and perspectives.  Diversity, inclusion and belonging have long been a part of our culture, and we work to continually expand our diversity, inclusion and belonging initiatives and to conform to the principles of equal opportunity. We do not discriminate based on race, religion, national origin, disability, medical condition, marital status, sex, gender, age, military or veteran status, sexual orientation or any other protected characteristic as established by federal, state or local laws. Further, we have policies in place that prohibit harassment of all kinds and we prohibit retaliation in all forms and are committed to encouraging a culture where employees can freely ask questions and raise concerns.

Although we are predominantly working remotely as a result of the COVID-19 pandemic and the resultant closure of our offices, we work collaboratively, without hierarchy, and our management team is readily available to all employees, with additional quarterly global town hall events that allow for open question and answer dialogue.

We offer what we believe is a competitive compensation package, tailored to the job function and geography of each employee.  Our team is global, and we offer competitive and meaningful compensation and benefits programs that meet the diverse needs of our employees, while also reflecting local market practices. We believe our compensation structure aligns with our shareholders’ long-term interests by balancing profitability and growth, as well as current market practices, and reflects our commitment to pay for performance. Competition for qualified personnel in the technology space is intense, and our success depends in large part on our ability to recruit, develop and retain a productive and engaged workforce. Accordingly, investing in our employees and their well-being, offering competitive compensation and benefits, promoting diversity and inclusion, adopting progressive human capital management practices and community outreach constitute core elements of our corporate strategy. In addition to competitive salaries and bonuses or sales commissions, we offer a robust employment total rewards package that promotes employee well-being and includes health care, extended parental leave, and paid time off, including extended leave for new parents (moms, dads and partners) to care for a newborn or newly adopted child.

We also offer rewards and recognition programs to our employees, including peer-led recognition of employees who best exemplify our values. We believe that these recognition programs help drive strong employee performance. We conduct annual employee performance reviews, where each employee is evaluated by their manager as well as a self-assessment. Employee performance is assessed based on a variety of key performance metrics, including the achievement of corporate objectives and objectives specific to the employee’s department or role.

We grant equity-based compensation to many of our employees and have extended the opportunity for equity ownership through our recently launched employee share purchase plan in the United States and the United Kingdom, which we hope to extend to other jurisdictions in the future.  Additionally, we offer benefits to support our employees’ physical and mental health by providing tools and resources to help them improve or maintain their health and encourage healthy behaviors and facilitate a number of employee support groups.

Our Compensation Committee oversees our company-wide compensation programs and practices, and our Chief Executive Officer and Senior Director of Human Resources regularly update our Board of Directors and the Compensation Committee on human capital matters.

COVID-19 Response

During the COVID-19 pandemic, our primary focus has been on the safety and well-being of our employees and their families. A large majority of our workforce worked remotely and successfully throughout most of 2020. For employees that have needed access to our offices, for example in order to use lab or test equipment, we have followed the advice and recommendations of medical experts to implement new protocols to ensure the safety of our employees, including face coverings, temperature checks, health certifications, social distancing and capacity limits. We supported our employees through programs and benefits provided throughout the year, pivoting all of our people programs and practices to enable business continuity in the current environment, including providing access to resources required to effectively work remotely.

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

Item 1A. Risk Factors.

This Report contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the risk factors set forth below. These risks and uncertainties are not the only ones we face. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.  If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected.

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

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, and which we may not foresee. In addition to other risks listed in this “Risks Factors” section, factors that may affect our operating results include:

•	Fluctuations in demand for our products, including seasonal variations;
•	The impact of COVID-19 and other health crises or pandemics on our operations;
•

Our failure to timely fulfill orders for our products, which may be due to a number of factors, including the inability of our third-party manufacturers and suppliers to meet our demand or logistical failures in warehousing and shipping products;

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

The wireless broadband market is generally characterized by rapidly changing technology, changing needs of network operators, evolving regulations and industry standards and frequent introductions of new products and services. Historically, new product introductions have been a key driver of our revenue growth. To succeed, we must effectively anticipate and adapt in a timely manner to network operator requirements and continue to develop or acquire new products and features that meet market demands, technology trends and evolving regulatory requirements and industry standards. Our ability to keep pace with technological developments, such as 5G, Wi-Fi 6, and LTE, satisfy increasing network operator requirements, and achieve product acceptance depends upon our ability to enhance our current products and develop and introduce or otherwise acquire the rights to new products on a timely basis and at competitive prices. The process of developing new technology is complex and uncertain, and the development of new products and enhancements typically requires significant upfront investment, which may not result in material improvements to existing products or result in marketable new products or cost savings or revenues for an extended period of time, if at all. We are currently investing in the development of products and technology for the 5G standard once it is generally adopted in our target markets. There can be no assurance we will successfully address the new standard in a timely manner or that our products will achieve market acceptance. Network operators have delayed, and may in the future delay, purchases of our products while awaiting release of new products or product enhancements. In addition, the introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in channel partner ordering practices. If we fail to anticipate industry trends and evolving regulations by developing or acquiring rights to new products or product enhancements and timely and effectively introducing such new products and enhancements, or network operators do not perceive our products to have compelling technological advantages, our business would be adversely affected.

Competitive pressures may harm our business, revenues, growth rates and market share.

We generate a majority of our revenues from sales to wireless internet service providers. The market for wireless broadband products is rapidly evolving, highly competitive and subject to rapid technological change. We expect competition to persist, intensify and increase.

In all our markets, we compete with a number of wireless equipment providers worldwide that vary in size and in the products and solutions offered. Our competitors for products and solutions for the unlicensed, sub-6 GHz spectrum bands include Radwin, MikroTik, Airspan and Ubiquiti. cnWave, our 60 GHz mmWave product, competes with Siklu, Radwin, and MikroTik, among others. In the licensed microwave markets, our competitors include SIAE, SAF Tehnica and Aviat Networks, among others. Our Wi-Fi products and solutions compete with HPE (Aruba), CommScope (Ruckus Wireless), Extreme Networks and Ubiquiti. Our cnReach IIoT products and solutions compete principally with GE MDS and Freewave. Our cnMatrix cloud-managed switch platform competes with Ubiquiti, Ruckus, HPE and MikroTik. Our cnMatrix Ethernet enterprise switching products and solutions compete with MikroTik, Ubiquiti, and HPE. As our target markets continue to develop and expand, and as the technology for wireless broadband continues to evolve, we expect competition to increase. We also expect consolidation to impact the competitive landscape, such as the acquisition by Arris Group of Ruckus Wireless in 2017, and the subsequent acquisition of Arris Group by CommScope in 2019, and the acquisition of Aerohive by Extreme Networks in 2019.

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

Our agreements do not typically obligate our third-party manufacturers to supply products to us in specific quantities or for an extended term, which could result in short notice to us of supply shortages and increases in the prices we are charged for manufacturing services. We believe that our orders may not represent a material portion of the total orders of our primary third-party manufacturers, such as Flextronics, and, as a result, fulfilling our orders may not be prioritized in the event they are constrained in their abilities or resources to fulfill all of their customer obligations in a timely manner. Although we provide demand forecasts to some of our third-party manufacturers, such forecasts are not generally binding and if we overestimate our requirements, some of our third-party manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, our third-party manufacturer may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenues. For example, as a result of increased global demand for some components used in our products, particularly semiconductor-related components and including components provided by Qualcomm, foundries have experienced capacity shortages and have responded by allocating existing supply among their customers, including us. This capacity shortage coupled with an increase in demand for our affected products, due in part to a global increase in demand for bandwidth has resulted in supply shortages that have caused increased lead times for some of our products. We may suffer delays introducing new products to the market and in sales of existing products as a result of parts unavailability or shortages, resulting in loss or delay of revenue.

If our third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or experience or continue to experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers and we may be required to re-design our products. It would be time-consuming and costly, and could be impracticable, to begin to use new manufacturers and designs and such changes could cause significant interruptions in supply and could have an adverse impact on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales, delayed revenues or an increase in our costs, which could materially and adversely affect our business and operating results.

We outsource manufacturing to third-party manufacturers operating outside of the U.S., subjecting us to risks of international operations.

Our third-party manufacturers predominantly operate outside of the U.S. causing us to face risks to our business based on changes in tariffs, trade barriers, export regulations, political conditions and contractual restrictions. For example, our cost of goods in the Wi-Fi and switch products, as well as most of our ePMP products, has been adversely affected by U.S. tariffs on goods produced for us in China and later imported into the United States. Our products manufactured in China and elsewhere may also be adversely affected by the outbreak of diseases such as COVID-19, if such diseases result in delays, shutdowns or other restrictions on our manufacturing processes by our third-party manufacturers, or on our ability to distribute products from our distribution centers. We also have products manufactured for us in Mexico, and any uncertainty of trade relations between Mexico and the United States could cause the cost of our products manufactured there to rise. Our future operating results could be materially affected to the extent additional tariffs are imposed by the United States or other countries.

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

Sales through distributors have been highly concentrated in a few distributors, with over 37%, 36%, and 41% of our revenues in 2018, 2019 and 2020, respectively, coming from our three largest distributors. In addition, certain of our distributors may rely disproportionately on sales to a small number of end customers. Termination or degradation of a relationship with a major distributor, or of a distributor with its major customer, could result in a temporary or permanent material loss of revenues. We may not be successful in finding other distributors on satisfactory terms, or at all, and our distributors may fail to maintain or replace business with their major customer, either of which could adversely affect our ability to sell in certain geographic markets or to certain network operators, adversely impacting our revenues, cash flow and market share.

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

Our business could be adversely impacted by the effects of a widespread outbreak of contagious disease, COVID-19. Our business has been impacted by COVID-19 and worldwide government efforts to halt the outbreak through restrictions on travel and extended business closures.  For example, one of our mechanical suppliers has ceased operating, causing us to move production to an alternate supplier.  We are working with other suppliers who have experienced component part shortages due to capacity constraints caused by COVID-19 that have caused lead times for our products to increase.  The majority of our products are manufactured at contract manufacturers located outside the U.S., and one of our primary distribution centers for the sale and distribution of some of our products is a third-party logistics provider in China. Previously, in an effort to halt the outbreak of COVID-19, the Chinese government placed significant restrictions on travel within China, leading to extended business closures, including closures at our third-party manufacturers.  Although most of the restrictions on operations of our third-party manufacturers and other suppliers have been lifted or eased, our suppliers and third-party manufacturers could continue to be disrupted by parts and component shortages, worker absenteeism, quarantines, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions and such restrictions could spread to other locations where we outsource manufacture or distribution of our products if the virus and its variants continues to spread or resurge. If our supply chain operations are affected or are curtailed by the outbreak of diseases such as COVID-19, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships.  We may need to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us from our supply chain and subsequently to our customers. Further, if our distributors’ or end user customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.

In addition, freight and logistics constraints caused in part by restrictions imposed by governments to combat the COVID-19 pandemic, have resulted in increased costs and constrained available transport, for us and our channel partners.  If our supply chain operations continue to be affected or are curtailed by the outbreak of diseases such as COVID-19, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. We have sought and may continue to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us and from our supply chain and subsequently to our customers.

We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. Our business is highly dependent on travel of our sales, operations, quality and technical support, and other managers and employees. Limitations placed on travel globally could significantly limit our ability to market our products, establish relationships with new customers, and manage post-contract support and maintenance activities. Other companies as well as many governments have imposed significant restrictions on business operations and other precautionary and preemptive actions to address COVID-19, and they may take further actions that cause us or our customers or suppliers to alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interest of our employees, customers, partners, suppliers and shareholders. Any such alterations or modifications may adversely impact our business, our customers and prospects, or our financial results.

The extent to which the COVID-19 pandemic will impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 and its variants in the future, future government actions in response to the crisis, the acceptance and effectiveness of the COVID-19 vaccines and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, financial results and financial condition. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in this “Risk Factors” section.

Our revenue growth rate in recent periods may not be indicative of our future performance.

Our revenue growth rate in recent periods may not be indicative of our future performance. For example, our revenues grew 11.6% from 2017 to 2018, 10.4% from 2018 to 2019 and 4.3% from 2019 to 2020. Accordingly, we may not achieve similar revenue growth rates of our earlier years in future periods. Our revenues for any prior annual period may not be an indication of our future revenues or revenue growth. If we are unable to maintain consistent revenues or revenue growth, our operating results and the trading price of our shares could be materially affected.

Our third-party logistics and warehousing provider may fail to deliver products to our channel partners and network operators in a timely manner, which could harm our reputation and operating results.

We rely on our third-party logistics and warehousing provider, with distribution hubs in the United States, the Netherlands and China, to fulfill the majority of our worldwide sales and deliver our products on a timely basis. Any delay in delivery of our products to distributors or network operators could create dissatisfaction, harm our reputation, result in the loss of future sales and, in some cases, subject us to penalties. We rely on our third-party logistics and warehousing provider to accurately segregate and record our inventory for us and to report to us the receipt and shipments of our products. Our third-party logistics and warehousing provider also manages and tracks the delivery of our products from the warehouse and safeguards our inventory, which accounts for a vast majority of our inventory balance. The failure of our third-party logistics and warehousing provider to perform these key tasks sufficiently, or the disruption to its business as a result of restrictions imposed as a result of COVID-19 or other crises, could disrupt the shipment of our products to distributors and network operators or cause errors in our recorded inventory, either of which could adversely affect our business and operating results.

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

We have in the past and may in the future experience shortages in available supply of required components. For example, as a result of increased global demand for some components used in our products, particularly semiconductor-related components and including components provided by Qualcomm, foundries have experienced capacity shortages and have responded by allocating existing supply among their customers, including us.  This capacity shortage, coupled with an increase in demand for our affected products, due in part to a global increase in demand for bandwidth has resulted in supply shortages that have caused increased lead times for some of our products. Unpredictable price increases for such components may also occur. We and our third-party manufacturers generally rely on purchase orders rather than long-term contracts with suppliers of required components. As a result, our third-party manufacturers may not be able to secure sufficient components at reasonable prices or of acceptable quality to build our products in a timely manner, adversely impacting our ability to meet demand for our products. In addition, if our component suppliers cease manufacturing needed components, we could be required to redesign our products to incorporate components from alternative sources or designs, a process which would cause significant delays in the manufacture and delivery of our products.

We currently depend on a limited number of suppliers for several critical components for our products, and in some instances, we use sole or single source suppliers for our components to simplify design and fulfillment logistics. Neither we nor our third-party manufacturers carry substantial inventory of our product components. Many of these components are also widely used in other product types, such as components provided by Qualcomm. Shortages, such as those we are currently experiencing, are possible and our ability to predict the availability of such components may be limited. In the event of a shortage or supply interruption from our component suppliers, we or our third-party manufacturers may not be able to develop alternate or second sources in a timely manner, on commercially reasonable terms or at all, and the development of alternate sources may be time-consuming, difficult and costly. Suppliers allocating their existing short supplies may allocate an insufficient quantity of supplies to us which would result in delays in lead times for manufacture of our products and our inability to timely meet customer demand for our products.  Any resulting failure or delay in shipping products could result in lost revenues and a material and adverse effect on our operating results.

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

Our channel partners purchase and maintain inventories of our products to meet future demand and have only limited rights to return the products they have purchased from us. Our channel partners are not generally committed to volume purchases of our products in any period, although some of our products carry minimum order quantities. Accordingly, if our channel partners purchase more product than is required to meet demand in a particular period, causing their inventory levels to grow, they may delay or reduce additional future purchases, causing our quarterly results to fluctuate and adversely impacting our ability to accurately predict future earnings.

If we are not able to effectively forecast demand or manage our inventory, we may be required to record write-downs for excess or obsolete inventory.

We maintain inventory of finished goods and, to a lesser extent, raw materials that we believe are sufficient to allow timely fulfillment of sales, subject to the impact of supply shortages. Growth in our sales and new product launches may require us to build inventory in the future. Higher levels of inventory expose us to a greater risk of carrying excess or obsolete inventory, which may in turn lead to write-downs. We may also record write-downs in connection with the end-of-life for specific products. Decisions to increase or maintain higher inventory levels are typically based upon uncertain forecasts or other assumptions. Because the markets in which we compete are volatile, competitive and subject to rapid technology and price changes, if the assumptions on which we base these decisions turn out to be incorrect, our financial performance could suffer and we could be required to write-off the value of excess products or components inventory.

We are exposed to the credit risk of our channel partners, which could result in material losses.

We generate a substantial majority of our revenues through sales to our distributors. Distributors may not have the resources required to meet payment obligations, or may delay payments if their end customers are late making payments. Our exposure to credit risks of our channel partners and their end customers may increase if such entities are adversely affected by global or regional economic conditions. Given the broad geographic coverage of our distributor relationships, we have in the past and may in the future experience difficulties surrounding the collection of payments. Any significant delay or default in the collection of significant accounts receivable could result in the need for us to obtain working capital from other sources and could adversely impact our operating results and financial condition.

If we do not effectively deploy and train our direct sales force, we may be unable to increase sales.

Although we rely on channel partners to fulfill the substantial majority of our sales, our direct sales force plays a critical role driving our sales through direct engagement with network operators. We have invested and will continue to invest substantially in our sales organization. Our sales headcount has grown from 87 as of December 31, 2016 to 108 as of December 31, 2020, as we focus on growing our business, entering new markets and increasing our market share, and we expect to continue to incur significant expenses as we continue to invest in sales and marketing in order to achieve revenue growth. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires may not become productive as quickly as we expect, and we may be unable to hire and retain sufficient numbers of qualified individuals needed to increase our sales. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire do not achieve expected levels of productivity, our business, operating results and financial condition could be materially adversely affected.

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

We have extensive international operations and generate a significant amount of revenues from sales to channel partners in Europe, the Middle East and Africa, Asia-Pacific and South America. For example, sales outside of the United States accounted for 57% of our total revenues in 2018, 55% in 2019, and 49% in 2020. We rely on our third-party logistics and warehousing provider, with distribution hubs in the United States, the Netherlands and China, to fulfill the majority of our worldwide sales and to deliver our products to our customers. We have estimated the geographical distribution of our product revenues based on the ship-to destinations specified by our distributors when placing orders with us. Our ability to grow our business and our future success will depend on our ability to continue to expand our global operations and sales worldwide.

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

The United Kingdom ceased to be a member of the European Union on January 31, 2020. While an agreement governing the U.K.’s departure from the European Union, Brexit, was agreed to on December 24, 2020, there continues to be uncertainty over the practical consequences of Brexit and questions remain as to its application, particularly relating to the United Kingdom’s trading policies with the EU and other countries. The full effects of Brexit will depend on agreements the United Kingdom may make to retain access to the European Union or other markets. Given the lack of comparable precedent, it is unclear what economic, financial, trade and legal implications the withdrawal of the United Kingdom from the European Union will have generally and how such withdrawal will affect us. The consequences of Brexit have brought legal uncertainty and increased complexity which could continue as national laws and regulations in the U.K. differ from EU laws and regulations and additional requirements come into effect in the U.K. and EU relating to testing, authorization, labeling and other requirements that may impact our ability to import, export and otherwise distribute our products, services, and solutions.

Brexit may, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, undermine bilateral cooperation in key geographic areas, disrupt the markets we serve, and significantly disrupt trade between the United Kingdom and the European Union or other nations as the United Kingdom pursues independent trade relations. Since we derive most of our revenues through our U.K. subsidiary, which owns our intellectual property, the consequences of Brexit, together with the significant uncertainty regarding the provisions governing the relationship between the U.K. and the European Union after December 31, 2020, could adversely change our tax benefits or liabilities in certain jurisdictions and adversely impact our trade operations and our management of our export compliance from our Netherlands distribution hub. Our U.K. operations may be adversely affected as we become subject to new laws and regulations implemented in the U.K. as part of Brexit, including compliance with U.K. labor and other regulations as well as compliance with EU privacy laws. Brexit could also create uncertainty with respect to the legal and regulatory requirements over the operation of our products to which we and our network operators in the U.K. are subject and lead to divergent national laws and regulations as the U.K. government determines which EU laws to replace or replicate.

While we are not experiencing any immediate adverse impact on our financial condition as a direct result of Brexit, the effects of Brexit will depend on any agreements the United Kingdom makes to retain access to the European Union or other markets. Our U.K. operations will be required to comply with new legal and regulatory requirements in the U.K. that occasionally are in addition to, or inconsistent with, those of the European Economic Area, or EEA, in each case, leading to increased complexity and costs. We import and export our products into our distribution hub in the Netherlands, which will now be subject to the laws of the EU, which may be different from those that we previously operated under as a U.K. company. Compliance with new laws or regulations regarding trade, delivery and other cross-border activities between the United Kingdom and the European Union could be costly, negatively impacting our business, financial condition, operating results and cash flows.

The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.

Our success is substantially dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel. Our employees, including our senior management team, are generally at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

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

To execute on our business strategy, we may acquire or make investments in complementary companies, products or technologies such as our August 2019 acquisition of the assets and liabilities of the Xirrus business from Riverbed Technology, Inc. Our integration of acquired businesses such as Xirrus may not be successful and we may not achieve the benefits of the acquisition. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete additional acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our channel partners, investors and financial analysts. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenues and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may be unable to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including unexpected liability or accounting charges. We may pay cash, incur debt or issue equity securities to pay for any future acquisition, each of which could adversely affect our financial condition or the value of our shares. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

Our technology and products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. customs regulations, the economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and applicable U.K. and EU export and import laws and regulations. Exports, re-exports and transfers of our products and technology must be made in compliance with these laws and regulations. U.S., U.K. and EU export control laws and economic sanctions include a prohibition on the shipment of certain products and technology to embargoed or sanctioned countries, governments and persons. We take precautions to prevent our products and technology from being shipped to, downloaded by or otherwise transferred to applicable sanctions targets, but our products could be shipped to those targets by our channel partners despite such precautions. If our products are shipped to or downloaded by sanctioned targets in the future in violation of applicable export laws, we could be subject to government investigations, penalties and reputational harm. Certain of our products incorporate encryption technology and may be exported, re-exported or transferred only with the required applicable export license from the U.S. or the U.K. or through an export license exception.

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

Personal privacy, data protection, information security and telecommunications-related laws and regulations have been widely adopted in the United States, Europe and in other jurisdictions where we offer our products. The regulatory frameworks for these matters, including privacy, data protection and information security matters, is rapidly evolving and is likely to remain uncertain for the foreseeable future. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security and telecommunications services in the United States, the European Union and other jurisdictions in which we operate or may operate, and it is not known what impact such future laws, regulations and standards may have on our business. For example, the European Commission adopted the General Data Protection Regulation, or GDPR, effective in May 2018, which imposes more stringent EU data protection requirements and imposes greater penalties for noncompliance than prior regulations. In July 2020, the European Court of Justice invalidated the Privacy Shield regime that had been established under GDPR as a safe harbor for transfers of data to and from third parties, and raised several questions regarding the efficacy of Standard Contractual Clauses, or SCCs, as a European Commission-approved compliance method to transfer personal data of EEA individuals to the U.S. focusing on whether data transfers under SCCs are consistent with the EU privacy principles.  We rely on SCCs for transfers to and from third parties. In addition, we must ensure that third parties processing personal data of our EEA customers and/or employees outside of the EEA have compliant transfer mechanisms. To the extent we rely on SCCs, or any third party relies on the Privacy Shield regime for the compliant transfer of personal data, our ability to process EEA personal data to such parties could be jeopardized.

Additionally, California enacted the California Consumer Privacy Act of 2018, which took effect on January 1, 2020, and broadly defines personal information, gives California residents expanded privacy rights and protections and provides for civil penalties for violations. We understand that additional states as well as other countries around the world are also in the process of enacting or amending data protection, security, and privacy regulations. We also expect that existing laws, regulations and standards may be interpreted in new manners in the future. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could require us to modify our products, restrict our business operations, increase our costs and impair our ability to maintain and grow our channel partner base and increase our revenues. The cost of compliance with, and other burdens imposed by new privacy laws may limit the use and adoption of our products and services and could have an adverse impact on our business, results of operations and financial condition.

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

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. A number of companies hold a large number of patents that may cover technology necessary to our products. We have in the past received and expect to continue to receive claims by third parties that we infringe their intellectual property rights. For example, on August 7, 2018, Ubiquiti Networks, Inc. filed a lawsuit, which we refer to as the Ubiquiti Litigation, in the United States District Court, Northern District of Illinois, against us, two of our employees, one of our distributors and one of our end users. The complaint alleged that our development of and sales and promotion of our Elevate software as downloaded on a Ubiquiti device violated the Computer Fraud and Abuse Act and Illinois Computer Crimes Prevention Law, the Digital Millennium Copyright Act and the Copyright Act and constituted misrepresentation and false advertising and false designation of origin in violation of the Lanham Act and state competition laws, breach of contract, tortious interference with contract and unfair competition, and trademark infringement and common law misappropriation. On December 1, 2020, we reached a settlement agreement with Ubiquiti, settling all claims made in the Ubiquiti Litigation. The Court dismissed the Ubiquiti Litigation, with prejudice, on January 5, 2021.

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

We outsource manufacture, and in some cases hardware or software design, to third-party manufacturers predominantly in Mexico, China, Israel and Taiwan. Prosecution of intellectual property infringement and trade secret theft is more difficult in some of these jurisdictions than in the United States. Although our agreements with our third-party manufacturers generally preclude them from misusing our intellectual property and trade secrets, or using our designs to manufacture product for our competitors, we may be unsuccessful in monitoring and enforcing our intellectual property rights and may find counterfeit goods in the market being sold as our products or products similar to ours produced for our competitors using our intellectual property. Although we take steps to stop counterfeits, we may not be successful and network operators who purchase these counterfeit goods may experience product defects or failures, harming our reputation and brand and causing us to lose future sales.

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

Financial and accounting risks

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

Our current controls and any new controls we develop may become inadequate because of growth in our business. Further, weaknesses, including material weaknesses, in our internal controls have been discovered in the past and additional weaknesses may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act once we cease to be an emerging growth company. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our shares.

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

We may be subject to income tax audits in all the jurisdictions in which we operate. The years open for audit vary depending on the tax jurisdiction. In the United States, we are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2017. In the non-U.S. jurisdictions, the tax returns that are open vary by jurisdiction and are generally for tax years between 2014 through 2020. We routinely assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. When assessing such potential exposures and where necessary, we provide a reserve to cover any expected loss. To the extent that we establish a reserve, we increase our provision for income taxes. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that tax liability is greater than the original estimate. If the governing tax authorities have a differing interpretation of the applicable law, a successful challenge of any of our tax positions could adversely affect our financial condition, cash flows and/or results of operations.

Risks related to ownership of our ordinary shares

Because Vector Capital holds a controlling interest in us, the influence of our public shareholders over significant corporate actions will be limited.

Affiliates of Vector Capital directly or indirectly own approximately 63% of our outstanding shares through their ownership of Vector Cambium Holdings (Cayman), L.P., or VCH, L.P., which was reduced from 75% as a result of Vector Capital’s sale of 2.5 million of our ordinary shares on December 3, 2020 pursuant to a registration statement declared effective on November 24, 2020. As a result of its controlling interest in us, Vector Capital has the power to:

•	control all matters submitted to our shareholders;
•	elect our directors; and
•	exercise control over our business, policies and affairs.

Vector Capital is not prohibited from selling its interest in us to third parties, and has sold and will continue to periodically sell its interest in us under the currently effective shelf registration statement and future registration statements that are filed by us. While Vector Capital continues to own a majority of our outstanding shares, our ability to engage in significant transactions, such as a merger, acquisition or liquidation, is limited without the consent of Vector Capital. Conflicts of interest could arise between us and Vector Capital, and any conflict of interest may be resolved in a manner that does not favor us. Vector Capital may continue to retain control of us for the foreseeable future and may decide not to enter into a transaction in which our shareholders would receive consideration for their shares that is much higher than the cost to them or the then-current market price of those shares. In addition, Vector Capital could elect to sell a controlling interest in us and shareholders may receive less than the then-current fair market value or the price paid for their shares. Any decision regarding their ownership of us that Vector Capital may make at some future time will be in their absolute discretion.

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

We are utilizing these exemptions, other than the exemption relating to the independence of the board of directors, as our board of directors is now composed of a majority of independent directors. In addition, although we have adopted charters for our audit and compensation committees and intend to conduct annual performance evaluations for these committees, our compensation committee is not composed entirely of independent directors, although all members of our audit committee are independent. Accordingly, shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

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

We are an exempted company incorporated under the laws of the Cayman Islands. Our corporate affairs are governed by our Amended and Restated Memorandum and Articles of Association, the Companies Act (as amended) of the Cayman Islands and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are governed by the common law of the Cayman Islands and we have adopted an exclusive forum by law that requires certain shareholder litigations regarding such matters to be brought in Cayman Islands Courts. These exclusive forum provisions do not apply to claims under U.S. federal securities laws. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from the common law of England, the decisions of whose courts are of persuasive authority, but are not binding, on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a less developed body of securities laws than the United States. Some U.S. states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law than the Cayman Islands.

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

We are an emerging growth company, as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following our initial public offering, although if the market value of our shares that are held by non-affiliates exceeds $700 million as of any June 30 before the conclusion of that five year period, or if we have total annual gross revenues of $1.07 billion or more during any fiscal year before the conclusion of that five year period, we would cease to be an emerging growth company as of the end of the fiscal year in which such threshold is met. In addition, if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an emerging growth company immediately. Investors may find our shares less attractive because we choose to rely on these exemptions. If some investors find our shares less attractive as a result of our choice to reduce our disclosures, there may be a less active trading market for our shares and our share price may be more volatile.

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

General risks

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

We have substantial operations in Illinois, California, England and India, and our third-party manufacturers are predominantly located in Mexico, China, Taiwan and Israel. Operations in some of these areas are susceptible to disruption due to severe weather, seismic activity, political unrest and other factors. For example, a significant natural disaster, such as an earthquake, a fire or a flood, occurring at the facilities of one of our third-party manufacturers could have a material adverse impact on their ability to manufacture and timely deliver our products. In addition, due to the current fears over the spread of COVID-19, our third-party manufacturers in China may experience disruption of their operations. Despite the implementation of network security measures, we also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our solutions. In addition, natural disasters, acts of terrorism or war could cause disruptions in the businesses of our suppliers, manufacturers, network operators or the economy as a whole. To the extent that any such disruptions result in delays or cancellations of orders or impede our ability to timely deliver our products, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2020, we occupied approximately 38,000 square feet of office space in Rolling Meadows, Illinois under lease agreements that expire in 2024, where we have corporate and executive functions, research and development, customer support, operations and administration and finance services. We also lease approximately 27,000 square feet of office space in Ashburton, England under lease agreements all of which expire in 2026, approximately 32,000 square feet of space in Bangalore, India under two leases that expire in 2021, approximately 9,000 square feet of office space in San Jose, California under a lease that expires in 2022, and approximately 9,000 square feet of office space in Thousand Oaks, California under a lease that expires in 2022. In addition, we maintain offices in Miami, Florida, Italy, Dubai, Mexico and Singapore.

For additional information regarding obligations under operating leases, see Note 18 - Leases in the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

Third parties may from time to time assert legal claims against us.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. A number of companies hold a large number of patents that may cover technology necessary to our products. We have in the past received and expect to continue to receive claims by third parties that we infringe their intellectual property rights. For example, on August 7, 2018, Ubiquiti Networks, Inc. filed a lawsuit, which we refer to as the Ubiquiti Litigation, in the United States District Court, Northern District of Illinois, against us, two of our employees, one of our distributors and one of our end users. The complaint alleged that our development of and sales and promotion of our Elevate software as downloaded on a Ubiquiti device violated the Computer Fraud and Abuse Act and Illinois Computer Crimes Prevention Law, the Digital Millennium Copyright Act and the Copyright Act and constituted misrepresentation and false advertising and false designation of origin in violation of the Lanham Act and state competition laws, breach of contract, tortious interference with contract and unfair competition, and trademark infringement and common law misappropriation. On December 1, 2020, we reached a settlement agreement with Ubiquiti, settling all claims made in the Ubiquiti Litigation. The Court dismissed the Ubiquiti Litigation, with prejudice, on January 5, 2021.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market information

Our ordinary shares have been listed on the NASDAQ Global Market under the symbol “CMBM” since June 26, 2019.

Holders of record

As of December 31, 2020, there were 175 shareholders of record of our ordinary shares. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders. The closing price of our ordinary shares on December 31, 2020 was $25.08 per share as reported on the NASDAQ Global Market.

Recent sale of unregistered securities

None.

Use of proceeds from Initial Public Offering of ordinary shares

The offer and sale of all of the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-21789), which was declared effective by the SEC on June 25, 2019. The remainder of the information required by this item regarding the use of our IPO proceeds has been omitted pursuant to SEC rules because such information has not changed since our last periodic report was filed.

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

Equity compensation plan information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2021 annual meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020 and is incorporated herein by reference.

Issuer Purchase of Equity Securities

None.

Performance graph

Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.

The following graph compares the total cumulative shareholder return on our ordinary shares with the total cumulative return of the Russell 3000 Index and the NASDAQ Composite Index during the period commencing on June 26, 2019, the initial trading day of our ordinary shares, and ending on December 31, 2020. The graph assumes that $100 was invested at the beginning of the period in our ordinary shares and in each of the comparative indices, and the reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

Comparison of Total Return
Index Value
270.00
250.00
230.00
210.00
190.00
170.00
150.00
130.00
110.00
90.00
70.00
50.00
6/26/2019
6/28/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
Cambium Networks Corporation
Russell 3000 (TR)
NASDAQ Composite (TR)

	6/26/2019	6/28/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020
Cambium Networks Corporation	100.00	98.87	100.00	90.10	52.06	75.88	173.92	258.56
Russell 3000 (TR)	100.00	101.26	102.44	111.75	89.74	107.87	117.80	135.10
NASDAQ Composite (TR)	100.00	101.23	101.41	114.05	99.07	128.50	142.94	165.28

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

	Year Ended December 31,
	2018	2019	2020
Consolidated Statements of Operations Data:	(in thousands)
Revenues	$241,762	$267,028	$278,459
Cost of revenues	126,267	135,799	139,049
Gross profit	115,495	131,229	139,410
Operating expenses
Research and development	38,917	47,692	43,188
Sales and marketing	42,658	46,253	36,784
General and administrative	18,804	30,125	28,851
Depreciation and amortization	8,765	5,858	6,639
Total operating expenses	109,144	129,928	115,462
Operating income	6,351	1,301	23,948
Interest expense, net	8,113	8,076	5,326
Other expense, net	550	546	491
(Loss) income before income taxes	(2,312)	(7,321)	18,131
(Benefit) provision for income taxes	(799)	10,280	(444)
Net (loss) income	$(1,513)	$(17,601)	$18,575
(Loss) earnings per share
Basic	$(0.11)	$(0.89)	$0.72
Diluted	$(0.11)	$(0.89)	$0.70
Weighted-average number of shares outstanding to compute net (loss) earnings per share
Basic	13,600,411	19,741,764	25,707,092
Diluted	13,600,411	19,741,764	26,403,112

	As of December 31,
	2019	2020
Consolidated Balance Sheet Data:	(in thousands)
Cash	$19,346	$62,472
Working capital (1)	61,449	57,524
Total assets	172,479	205,753
Total debt (2)	63,612	54,158
Total shareholders' equity	39,929	63,387

(1)	Working capital is defined as total current assets minus total current liabilities.
(2)	Total debt is shown net of deferred financing fees of $1.6 million and $1.1 million for 2019 and 2020, respectively.

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

Overview

We provide fixed wireless broadband and Wi-Fi networking infrastructure solutions for network operators, including medium-sized wireless internet service providers, enterprises, mobile network operators and government agencies, communities and cities worldwide. Our scalable, reliable and high-performance solutions enable the creation of a purpose-built wireless fabric that connects people, places and things with a unified wireless fabric that spans multiple standards and frequencies of fixed wireless and Wi-Fi, all managed centrally via the cloud, deployed indoors and outdoors. Our multi-gigabit wireless fabric offers a compelling value proposition to traditional fiber and alternative wireless solutions mobile infrastructure.

Our wireless fabric includes intelligent radios, smart antennas, radio frequency, or RF, algorithms, wireless-aware switches and our on-premises or cloud-based network management software. Our embedded proprietary RF technology and software enables automated optimization of data flow at the outermost points in the network, which we refer to as the “intelligent edge.” This intelligent edge offers network operators increased performance, visibility, control and management, as well as the ability to efficiently transfer large amounts of data back to enterprise data centers for fast and efficient analysis and decision-making even in conditions characterized by a high degree of interfering signals generated both within the network or from outside sources, which we refer to as noise. Our products support licensed and unlicensed spectrum, tailored for many frequency bands. We provide deep technical and operational expertise based on years of deploying networks, resulting in ease of use of our products, and all Cambium Networks solutions are backed by our global organization that provides 24/7 support services tailored to meet the business needs of our end users.

We were formed in 2011 when Cambium Networks acquired the Point-to-Point, or PTP, and Point-to-Multi-Point, or PMP, businesses from Motorola Solutions.  Prior to the acquisition, Motorola Solutions had invested over a decade in developing the technology and intellectual property assets that formed the foundation for our business, having launched the Canopy PMP business in 1999 and having acquired the Orthogon Systems PTP business in 2006.  Following the acquisition, we renamed the business Cambium Networks and we leveraged the technology to continue to develop and offer an extensive portfolio of reliable, scalable and secure enterprise-grade fixed wireless broadband and PTP and PMP platforms, Wi-Fi, switch and IIoT solutions.

We offer our fixed wireless broadband and Wi-Fi solutions in three categories:

•

PTP: We offer PTP solutions that are designed to operate in unlicensed spectrum from 900 MHz to 5.9 GHz and in licensed spectrum from 6-38 and 71-86 GHz. In addition, our PTP 700 operates in NATO Band IV from 4.4-5.9 GHz, as well as in the 7 GHz and 8 GHz bands, and meets stringent federal operating, performance and security standards. The mainstay of our backhaul offering is the PTP 670 for commercial applications and PTP 700 for defense and national security applications.  In addition, our PTP 820 series offers carrier-grade microwave backhaul in licensed spectrum, and our PTP 550 offers price-performance leadership in spectral efficiency in sub-6GHz unlicensed spectrum.

•

PMP: Our PMP portfolio ranges from our top-of-the-line PMP 450 series to our ePMP solutions for network operators that need to optimize for both price and performance to our cnReach family of narrow-bandwidth connectivity products for industrial communications.  The PMP 450 series is optimized for performance in high-density and demanding physical environments, and includes the PMP 450m with integrated cnMedusa massive multi-user multiple input/multiple output, or MU-MIMO, technology.  The PMP 450 product line also supports the FCC’s Citizen Broadband Radio Service, or CBRS. The FCC completed the auction of CBRS Priority Access Licenses, or PAL, in the third quarter of 2020, complementing the existing availability of General Authorized Access, or GAA, licenses. Network operators are adopting the PMP 450 solution to exercise both PAL and GAA licenses. For less demanding environments, ePMP provides a high-quality platform at a more affordable price. The ePMP 3000 supports 4x4 MU-MIMO and is complemented by a broad portfolio of ePMP Force 300 subscriber radios. cnReach products enables IIoT applications, such as supervisory control and data acquisition, or SCADA, processes in the oil and gas, electric utility, water, railroad and other industrial settings. In September 2020, we announced the pending availability of the 60 GHz cnWave solution. cnWave, which began shipping in volume in the fourth quarter of 2020, enables multi Gbps networking using the 60 GHz band and includes Facebook Terragraph technology.

•

Wi-Fi: Our Wi-Fi portfolio includes our cnPilot cloud-managed Wi-Fi solutions, our cnMatrix cloud-managed wireless-aware switching solution, and our Xirrus Wi-Fi solutions. cnPilot is for indoor and outdoor enterprise, small business and home applications and offers a range of Wi-Fi access points and RF technology that enable network optimization based on desired geographic coverage and user density. cnMatrix provides the intelligent interface between wireless and wired networks.  cnMatrix’s policy-based configuration accelerates network deployment, mitigates human error, increases security, and improves reliability. Xirrus has a portfolio of high performance enterprise Wi-Fi access points and cloud based subscription services. In June 2020, we introduced our first Wi-Fi 6 access point, the XV3-8, which supports both cnPilot and Xirrus solutions. Additional Wi-Fi 6 access points are under development to meet diverse user cases.

We generate a substantial majority of our sales through our global channel distribution network, including, as of December 31, 2020, approximately 170 distributors that we sell to directly, together with over 9,000 value added resellers and system integrators supplied by these distributors, for further sales to end-users.  Our channel partners provide lead generation, pre-sales support and product fulfillment, along with professional services for network design, installation, commissioning and on-going field support.  Although we fulfill sales almost exclusively through our channel partners, through our global sales team we engage directly with network operators in our key vertical markets including service providers, enterprises, industrials, defense and national security entities, and state and local governments. Our sales team responds to bids or requests for quotes, typically in collaboration with a channel partner. Our distributors carry inventory of our products for resale, and generally have stock rotation rights only if they simultaneously place an off-setting order for product.  As such, we generally recognize revenue from sales to distributors on a sell-in basis, and manage our finished goods inventory to plan for distributor demand.

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

Trends and the impact of COVID-19

Although the outbreak of COVID-19 has resulted and is likely to continue to result in disruption to our business and operations as well as the operations of our customers and suppliers, the severity of the impact has lessened, and our markets are recovering as the need for additional connectivity grows. We have experienced increases in customer demand, as a result of strong demand for PMP products as the need for connectivity grows, as schools, businesses, and enterprises continue to operate remotely, and increased PTP revenues from improved federal business. In addition, we have seen a strong recovery in enterprise Wi-Fi solutions driven by improved field deployments and the transition to Wi-Fi 6 solutions. We also experienced increases in product sales in connection with our wireless broadband solutions for customers accessing the CBRS band. We have benefitted from investments we have made over the past few years in fixed wireless infrastructure technologies in such areas as PMP, including CBRS-compatible products in the U.S. and in new opportunities such as gigabit wireless solutions with our 60 GHz millimeter wave products, our new enterprise Wi-Fi 6, and cloud-enabled wireless switching products. Our forthcoming 5G 28 GHz millimeter wave products are expected in 2021, further accelerating this trend as we enter markets demanding higher broadband performance, and in the U.S. the first phase of the Rural Digital Opportunity Fund, or RDOF, launched by the Federal Communications Commission, or FCC, is expected to accelerate the provision of high-speed broadband service to millions of underserved communities in the U.S. over the next ten years.

However, we expect that continued social distancing measures, continuing shutdowns globally that impact the ability of our end user customers to deploy our products, and continued restrictions and even cessation in travel impacting our sales activities, and general business uncertainty will continue to negatively impact demand in several of our markets. In addition, although all of our major suppliers are currently operating, reductions in production due to mandated closures of or labor restrictions as our third-party manufacturers continue to battle the COVID-19 pandemic.

Our supply operations remain impacted by COVID-19. For example, at least one of our mechanical suppliers has ceased operating, causing us to move production to an alternative supplier. In addition, we are experiencing component part shortages, as the global integrated circuit supply is under pressure as demand surpasses supply capacity for certain chipsets, causing foundries to allocate existing supply among their customers. Logistics challenges have arisen as container shortages in China lengthen availability times of containers and carriage, resulting in increases in relevant freight costs, all at a time when demand across many of our product lines has increased. As a result, we are experiencing increased lead times for the supply of some of our products. We are working with our suppliers to meet our forecasted demand.

Our suppliers and third-party manufacturers could continue to be disrupted by parts and component shortages, workers absenteeism, quarantines, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-

related restrictions. If our supply chain operations continue to be affected or are curtailed by the outbreak of diseases such as COVID-19, our supply chain, manufacturing, and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. We have and may continue to need to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us and from our supply chain and subsequently to our customers.

We have experienced and expect to continue to experience an increase in certain costs, particularly transportation and logistics expenses. Freight and logistics constraints caused in part by restrictions imposed by governments to combat the COVID-19 pandemic, have increased costs and constrained available transport, for us and our channel partners. The pandemic could lead to an extended disruption of economic activity and the impact on our consolidated results of operations, financial position and cash flows could be material.

We are focused on making sure our employees are safe and continue to operate with a substantial portion of our workforce working from home. We continue to evaluate our timing to open our offices based on the availability and deployment of vaccines among our workforce. We have extended remote working for the first half of 2021and will monitor conditions for extending this further into 2021. While we continue to significantly reduce travel, with the opening in certain countries and the easing of shutdowns in many locations, we are allowing select travel to meet customer needs. The third parties that perform our manufacturing, assembly, packaging and shipping have generally remained operational. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities and the impact to the business of our suppliers or customers, all of which are uncertain and cannot be predicted.

In addition, a substantial portion of our Wi-Fi products are manufactured in China, and we continue to monitor tensions between the U.S. and China and their potential impact on our ability to produce and ship our products. To date, no disruption in production or shipments have occurred since China re-opened facilities following the COVID-19 induced shutdown at the end of 2019, other than capacity constraint caused by component shortages. We have, however, continued to incur costs related to increased tariffs for China-manufactured goods, and should tensions escalate, our ability to manufacture our products in China could be affected, causing disruptions in our supply chain, and requiring us to seek other sources of supply.

With respect to liquidity, we believe our balance sheet will provide us the necessary capital to navigate the COVID-19 pandemic. In addition, during 2020, we implemented several initiatives to conserve cash and optimize profitability, including limiting discretionary spending, temporarily reducing personnel costs, eliminating non-essential travel, delaying or reducing hiring activities, deferring certain discretionary capital expenditures.

Xirrus acquisition

In August 2019, we acquired select assets and assumed select liabilities of the Xirrus Wi-Fi products and cloud services business from Riverbed Technology, Inc. Xirrus has a portfolio of high performance enterprise Wi-Fi access points and subscription services.  We paid $2.0 million upon closing and the agreement provided for additional $3.0 million of contingent consideration subject to Xirrus attaining certain booking targets. As of December 31, 2019, all booking targets were met and we paid the full $3.0 million of consideration through February 2020. This acquisition is intended to enhance and accelerate our existing network service application capabilities.

We account for business combinations in accordance with ASC 805, Business Combinations. We recorded the acquisition using the acquisition method of accounting and recognized assets and liabilities at their fair value as of the date of acquisition. We based the preliminary allocation of the purchase price on estimates and assumptions known at the date of acquisition that are subject to change within the purchase price allocation period, which is generally one year from the acquisition date. Our review of the purchase price allocation was completed in the period ended June 30, 2020. We determined the estimated fair value of identifiable intangible assets acquired primarily using an income approach.

Basis of presentation

Revenues

Our revenues are generated primarily from the sale of our products, which consist of hardware with essential embedded software. Our revenues also include limited amounts for software products, extended warranty on hardware products and subscription services. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met. Revenues are recognized net of estimated stock returns, volume-based rebates and cooperative marketing allowances that we provide to distributors. We recognize subscription services revenue ratably over the term in which the services are provided and our performance obligation is satisfied. We provide a standard warranty on our hardware products, with the term depending on the product, and record a liability for the estimated future costs associated with potential warranty claims. In addition, we also offer extended warranties for purchase and represents a future performance obligation for us. The extended warranty is included in deferred revenues and is recognized on a straight-line basis over the term of the extended warranty. We provide our cnMaestro, LINKPlanner and cnArcher applications as supplemental tools to help network operators design, install, and manage their networks, and as a means of driving sales of our hardware products.

Cost of revenues and gross profit

Our cost of revenues is comprised primarily of the costs of procuring finished goods from our third-party manufacturers, third-party logistics and warehousing provider costs, freight costs and warranty costs. We outsource our manufacturing to third-party manufacturers located primarily in Mexico, China, Israel and Taiwan. Cost of revenues also includes costs associated with supply operations, including personnel related costs, provision for excess and obsolete inventory, third-party license costs and third-party costs related to services we provide. From and after our initial public offering in June 2019, cost of revenues also includes share-based compensation expense.

Gross profit has been and will continue to be affected by various factors, including changes in product mix. The margin profile of products within each of our core product categories can vary significantly depending on the operating performance, features and manufacturer of the product. Generally, our gross margins on backhaul and fixed wireless access point products are greater than those on our customer premise equipment (“CPE”) products. Because the ratio of CPE to PTP and PMP access points typically increases as network operators build out the density of their networks, increases in follow-on sales to network operators as a percentage of our total sales typically have a downward effect on our overall gross margins. Finally, gross margin will also vary as a function of changes in pricing due to competitive pressure, our third-party manufacturing and other production costs, cost of shipping and logistics, provision for excess and obsolete inventory and other factors. We expect our gross margins will fluctuate from period to period depending on the interplay of these various factors.

Operating expenses

We classify our operating expense as research and development, sales and marketing, and general and administrative expense. Personnel costs are the primary component of each of these operating expense categories, which consist of cash-based personnel costs, such as salaries, sales commissions, benefits and bonuses. Immediately prior to the completion of our initial public offering (“IPO”), we effected a recapitalization, which among other things, exchanged the vested share-based compensation awards held by our employees for our shares and unvested share-based compensation awards for restricted share awards or restricted share units issued by us, in each case on a value-for-value basis (the “Recapitalization”) and resulted in one-time share-based compensation expenses recognized in June 2019. From and after the Recapitalization and IPO in June 2019, our operating expenses include share-based compensation expense as well as other costs associated with being a public company. In addition, we separate depreciation and amortization in their own category.

Research and development

In addition to personnel-related costs, research and development expense consists of costs associated with design and development of our products, product certification, travel and recruiting. We generally recognize research and development expense as incurred. For certain of our software projects under development, we capitalize the development cost during the period between determining technological feasibility of the product and commercial release. We amortize the capitalized development cost upon commercial release, generally over three years. We typically do not capitalize costs related to the development of first-generation product offerings as technological feasibility generally coincides with general availability of the software. Although research and development expenses decreased in 2020 related to lower contractor spend and travel as a result of restrictions due to the COVID-19 pandemic, as these restrictions are lifted, we expect research and development expense to increase as we continue to invest in our future products and services.

Sales and marketing

In addition to personnel costs for sales, marketing, service and product line management personnel, sales and marketing expense consists of our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, national and local regulatory approval on our products, travel and entertainment, and recruiting. In 2020, we experienced a decrease in payroll related costs driven by a reduction in headcount as part of the restructuring announced in November 2019 and February 2020. In addition, in 2020 we experienced a reduction in travel and entertainment and marketing related spending as a result of restrictions due to the COVID-19 pandemic. We expect sales and marketing expense to begin to increase as these restrictions are lifted and we increase the size of our sales, marketing, service, and product line management organization to support our growth, and, in particular, as we continue to expand our global distribution network.

General and administrative

In addition to personnel costs, general and administrative expense consists of professional fees, such as legal, audit, accounting, information technology and consulting costs, insurance, facilities and other supporting overhead costs. We expect general and administrative expense to increase in absolute dollars as we continue to incur additional costs associated with being a public company, partially offset by the absence of financing and management fees previously paid to Vector Capital, which ended in the second quarter of 2019.

Depreciation and amortization

Depreciation and amortization expense consist of depreciation related to fixed assets such as computer equipment, furniture and fixtures, and testing equipment, as well as amortization related to acquired and internal use software and definite lived intangibles.

Provision for income taxes

Our provision for income taxes consists primarily of income taxes in the jurisdictions in which we conduct business. As we have expanded our international operations, we have incurred additional foreign tax expense, and we expect this to continue. Management assesses our deferred tax assets in each reporting period, and if it is determined that it is not more likely than not to be realized, we will record a valuation allowance in that period.

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations for the year ended December 31, 2019 compared to the year ended December 31, 2020:

(in thousands)	2019	2020
Statements of Operations Data:
Revenues	$267,028	$278,459
Cost of revenues	135,799	139,049
Gross profit	131,229	139,410
Operating expenses
Research and development	47,692	43,188
Sales and marketing	46,253	36,784
General and administrative	30,125	28,851
Depreciation and amortization	5,858	6,639
Total operating expenses	129,928	115,462
Operating income	1,301	23,948
Interest expense, net	8,076	5,326
Other expense, net	546	491
(Loss) income before income taxes	(7,321)	18,131
Provision (benefit) for income taxes	10,280	(444)
Net (loss) income	$(17,601)	$18,575

	2019	2020
Percentage of Revenues:
Revenues	100.0%	100.0%
Cost of revenues	50.9%	49.9%
Gross margin	49.1%	50.1%
Operating expenses
Research and development	17.9%	15.5%
Sales and marketing	17.3%	13.2%
General and administrative	11.3%	10.4%
Depreciation and amortization	2.2%	2.4%
Total operating expenses	48.7%	41.5%
Operating income	0.4%	8.6%
Interest expense, net	3.0%	1.9%
Other expense, net	0.2%	0.2%
(Loss) income before income taxes	(2.8)%	6.5%
Provision (benefit) for income taxes	3.8%	(0.2)%
Net (loss) income	(6.6)%	6.7%

The following is a discussion and analysis of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2020. As permitted by the SEC under the FAST Act Modernization and Simplification of Regulation S-K, we have elected to omit the discussion of the earliest period (2018) presented as it was included in our MD&A in our 2019 Form 10-K filed on March 24, 2020, incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” thereto.

Comparison of the year ended December 31, 2019 to the year ended December 31, 2020

Revenues

			Change
(dollars in thousands)	2019	2020	$	%
Revenues	$267,028	$278,459	$11,431	4.3%

Revenues increased $11.4 million, or 4.3%, from $267.0 million in 2019 to $278.5 in 2020, which was attributable to increased demand for our point-to-multi-point products due to increased network traffic and demand for CBRS technology, and our Wi-Fi products, which benefitted from new Wi-Fi 6 products and a full year of Xirrus revenue, partially offset by decreased sales of our Point-to-Point products due to decrease demand in the defense sector. Complementing this overall trend, revenue growth in 2020 also benefitted from continued expansion of our channel, with total registered channel partners of more than 9,000 as of December 31, 2020.

Revenues by product category

			Change
(dollars in thousands)	2019	2020	$	%
Point-to-Multi-Point	$156,157	$172,601	$16,444	10.5%
Point-to-Point	71,618	60,435	(11,183)	(15.6)%
Wi-Fi	35,678	39,990	4,312	12.1%
Other	3,575	5,433	1,858	52.0%
Total revenues by product category	$267,028	$278,459	$11,431	4.3%

Point-to-Multi-Point

Our PMP product line comprised 58% of total revenues for 2019 and 62% of total revenues for 2020.  PMP revenue growth was attributable to continued growth in core PMP products from increased network traffic and demand for our CBRS solutions, as well as the benefit from new product introductions.

Point-to-Point

PTP revenue decreased due to softer demand in the defense sector.

Wi-Fi

Wi-Fi revenue increased primarily as a result of recent new product introductions, including Wi-Fi 6 and cnMatrix, as well as a full year of sales of Xirrus products and services which was acquired in August 2019.

Revenues by geography

			Change
(dollars in thousands)	2019	2020	$	%
North America	$122,565	$147,328	$24,763	20.2%
Europe, Middle East, Africa	85,930	80,927	(5,003)	(5.8)%
Caribbean and Latin America	31,767	29,418	(2,349)	(7.4)%
Asia Pacific	26,766	20,786	(5,980)	(22.3)%
Total revenues by geography	$267,028	$278,459	$11,431	4.3%

Revenues increased in 2020 compared to 2019 reflecting higher revenue in North America partially offset by decreases in all other regions. North America contributed 53% of total revenues in 2020 compared with 46% in 2019 due to increased revenues of 20.2% in 2020. The increased revenues in North America was driven by higher revenues for PMP, Wi-Fi and Other products, driven mostly by higher PMP revenues due to increased demand for CBRS and robust network traffic, partially offset by decreased PTP revenues due to the softer demand in the defense industry. Europe, Middle East, Africa revenues decreased mostly due to a technology transition resulting in lower PMP sales to a large customer in Italy partially offset by increases in revenues of Wi-Fi products. Caribbean and Latin America revenues decreased due to lower PMP revenues as a result of adverse economic conditions and currency exchange rates and the impact from business shutdowns and other restrictions due to the COVID-19 pandemic. The decrease in Asia Pacific revenues was driven by lower revenue across all product categories due to softened demand along with the impact of business shutdowns and other restrictions due to the COVID-19 pandemic.

Cost of revenues and gross margin

			Change
(dollars in thousands)	2019	2020	$	%
Cost of revenues	$135,799	$139,049	$3,250	2.4%
Gross margin	49.1%	50.1%		100 bps

Cost of revenues increased $3.2 million, or 2.4%, from $135.8 million for 2019 to $139.0 million for 2020.  The increase in cost of revenues was primarily due to increased product and freight costs as a result of increased revenues.

Gross margin increased from 49.1% in 2019 to 50.1% in 2020.  The increase was driven by higher volumes, improved mix of higher margin products, and the initiatives we put in place focused on cost reductions and supply chain efficiencies, partially offset by higher shipping costs.

Operating expenses

			Change
(dollars in thousands)	2019	2020	$	%
Research and development	$47,692	$43,188	$(4,504)	(9.4)%
Sales and marketing	46,253	36,784	(9,469)	(20.5)%
General and administrative	30,125	28,851	(1,274)	(4.2)%
Depreciation and amortization	5,858	6,639	781	13.3%
Total operating expenses	$129,928	$115,462	$(14,466)	(11.1)%

Research and development

Research and development expense decreased $4.5 million, or 9.4%, from $47.7 million in 2019 to $43.2 million in 2020.  As a percentage of revenues, research and development expenses decreased from 17.9% in 2019 to 15.5% in 2020. Research and development expense decreased mainly due to a $3.8 million reduction in share-based compensation mostly due to one-time expense recorded in connection with our Recapitalization and IPO in June 2019. The remaining decrease is driven by lower contractor costs of $3.0 million due to fewer contractors and lower negotiated rates in 2020, higher capitalized labor costs of $1.3 million, and lower travel costs of $0.8 million due to reductions in non-essential travel as a result of restrictions on travel due to the COVID-19 pandemic. These decreases were partially offset by $4.1 million higher bonus expense due to improved financial results and higher restructuring costs of $0.5 million in 2020.

Sales and marketing

Sales and marketing expense decreased $9.5 million, or 20.5%, from $46.3 million in 2019 to $36.8 million in 2020. As a percentage of revenues, sales and marketing expense decreased from 17.3% in 2019 to 13.2% in 2019. Sales and marketing expense decreased mainly due to a $3.2 million reduction in share-based compensation mostly due to one-time expense recorded in connection with our Recapitalization and IPO in June 2019. The remainder of the decrease is driven by lower travel spend of $3.5 million due to reduction in non-essential travel as a result of restrictions on travel due to the COVID-19 pandemic, lower payroll related costs of $2.2 million driven by a reduction in headcount, lower marketing related spend of $1.9 million also as a result of restrictions due to the COVID-19 pandemic. These decreases are partially offset by higher bonus expense of $1.6 million due to improved financial results in 2020.

General and administrative

General and administrative expense decreased $1.3 million, or 4.2%, from $30.1 million in 2019 to $28.8 million in 2020. As a percentage of revenues, general and administrative expense decreased from 11.3% in 2019 to 10.4% in 2020. The decrease in general and administrative expense is mainly due to lower share-based compensation of $7.1 million, mostly reflecting one-time expense recorded in connection with our Recapitalization and IPO in June 2019. These decreases were partially offset by an increase in bonus expense of $2.5 million, increase in directors and officers insurance of $1.7 million and higher legal fees of $1.6 million. The higher bonus expense reflected improved financial results in 2020 and additional employees included in our bonus program. The higher directors and officers insurance was due to a full year of directors and officers premiums in 2020 compared with six months in 2019.

Depreciation and amortization

Depreciation and amortization expense increased $0.8 million, or 13.3%, from $5.9 million in 2019 to $6.7 million in 2020. The increase in depreciation and amortization was mostly driven by the addition of assets related to the Xirrus acquisition completed in August 2019, comprising of $0.6 million of intangible amortization related to the intangibles recognized and $0.1 million of higher depreciation related to the assets acquired, along with the addition of amortization of leasehold improvement of $0.1 million.

Interest expense, net

			Change
(dollars in thousands)	2019	2020	$	%
Interest expense, net	$8,076	$5,326	$(2,750)	(34.1)%

Interest expense decreased $2.8 million, or 34.1% from $8.1 million in 2019 to $5.3 million in 2020. The decrease was primarily due to lower debt balances in 2020 compared with 2019 reflecting payments on the term loan and revolver with proceeds from our IPO in June 2019 and scheduled principal payments on the term loan during 2019 and 2020. In addition, the decrease resulted from lower interest rates on the term loan beginning in January 2020.

Other expense, net

			Change
(dollars in thousands)	2019	2020	$	%
Other expense, net	$546	$491	$(55)	(10.1)%

Other expense remained relatively flat from 2019 to 2020, and was primarily associated with foreign currency fluctuations.

Provision (benefit) for income taxes

			Change
(dollars in thousands)	2019	2020	$
Provision (benefit) for income taxes	$10,280	$(444)	$(10,724)
Effective income tax rate	(140.4)%	(2.4)%

Our tax expense changed from a tax provision of $10.3 million in 2019 to a tax benefit of ($0.4) million for 2020. The effective tax rates for the years ended December 31, 2019 and 2020 were (140.4)% and (2.4)%, respectively. For the year ended December 31, 2020, our income tax provision (benefit) changed by $10.7 from the year ended December 31, 2019 primarily due to an establishment of a valuation allowance against our deferred tax assets recognized of $9.6 million during 2019, versus net utilization of valuation allowance in 2020 of $1.2 million. The Company’s effective tax rate for the year ended December 31, 2019 differed from the U.S. statutory rate primarily due to the recognition of a valuation allowance against our UK deferred tax assets, taxation of pre-IPO management incentive unit equity awards, tax benefits on research and development, and tax benefits on foreign derived intangible income. The Company’s effective tax rate for the year ended December 31, 2020 differed from the U.S. statutory rate primarily due to a benefit on research and development credit, a benefit on the partial release of a valuation allowance, and partially offset by the tax expense due to the increase of the tax rate applied to UK deferred tax assets. See Note 14 - Income taxes in the Notes to the Consolidated Financial Statements for more information related to income taxes.

Liquidity and Capital Resources

As of December 31, 2020, we had a cash balance of $62.5 million. Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures.  We believe these needs will be satisfied over at least the next 12 months using cash flow generated by our operations and our available borrowings under our revolving credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We expect to regularly assess market conditions and may raise additional equity or incur additional debt if and when our board of directors determines that doing so is in our best interest.

In accordance with the terms of our secured credit facility, we are required to repay a portion of our outstanding principal under our secured credit facility pursuant to the annual excess cash flow provision of the loan agreement. As a result of our cash flow as of December 31, 2020, pursuant to the terms of this excess cash flow provision, we expect to repay $19.7 million of the outstanding principal on our term loan by June 3, 2021, and the $19.7 million is included in the current portion of long-term debt included in current liabilities on our consolidated balance sheets at December 31, 2020. This payment will be funded from cash on hand along with additional cash flow generated by our operations during the first five months of 2021.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Years Ended December 31,
	2019	2020
Cash provided by operating activities	$3,553	$56,901
Cash used in investing activities	$(8,612)	$(5,400)
Cash provided by (used in) financing activities	$20,022	$(8,368)

Cash flows from operating activities

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

Net cash provided by operating activities for 2020 of $56.9 million consisted primarily of net income of $18.6 million, adjustments for depreciation and amortization of $7.8 million, share-based compensation expense of $3.4 million, and increase in provision for inventory excess and obsolescence of $1.9 million along with changes in operating assets and liabilities that resulted in net cash inflows of $25.7 million.  The changes in operating assets and liabilities consisted primarily of a $11.1 million increase in accrued employee compensation related to higher bonus due to improved financial results in 2020, which amounts will be paid in 2021, higher accounts payable of $6.1 million due to timing of purchases and payments, lower inventories of $5.7 million as we implemented inventory management strategies in 2020, along with a reduction in accounts receivable of $3.2 million due to stronger cash collections.

Cash flows from investing activities

Our investing activities for both periods presented consisted of capital expenditures for property, equipment and software in support of the growth of our business. Our investing activities in 2019 also included $2.0 million of cash paid for the acquisition of select assets and assumption of select liabilities of the Xirrus Wi-Fi business and a $2.7 million contingent consideration paid in November 2019 related to the acquisition. Our investing activities in 2020 included the remaining $0.3 million contingent consideration payment for the Xirrus acquisition in February 2020.

Cash flows from financing activities

Net cash provided by financing activities of $20.0 million for 2019 was primarily due to $66.0 million in proceeds received from the issuance of shares in our IPO, net of underwriters commissions, paid down $30.7 million in principal under our term loan and revolving loan facilities, payment of $9.5 million in scheduled principal payments due under our term loan facility, and payment of $4.6 million of deferred issuance costs related to our IPO.

Net cash used in financing activities of $8.4 million for 2020 was primarily due to payment of $10.0 million in scheduled principal payments due under our term loan facility offset by $1.6 million in proceeds from the exercise of share options.

Debt

We had outstanding external debt on our term loan of $65.3 million and $55.3 million, including the current portions of $10.0 million and $29.7 million at December 31, 2019 and 2020, respectively.  We had no outstanding debt balance on our revolving credit facility at December 31, 2019 and 2020. The current portion of debt at December 31, 2020 includes $19.7 million related to a required repayment in principal in accordance with the excess cash flow provision of the term loan agreement, based on our calculation of cash flow at December 31, 2020, which we expect to pay by June 3, 2021. We have classified this $19.7 million required payment as a current liability rather than long-term debt and is included in the current portion of long-term debt on our consolidated balance sheets.

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

The Credit Agreement contains customary representations, warranties and affirmative and negative covenants. We are required to maintain a quarterly minimum consolidated fixed charge coverage ratio and minimum consolidated leverage ratio, and a monthly minimum adjusted quick ratio. As of December 31, 2019 and 2020, we were in compliance with all affirmative and negative covenants.

Contractual Obligations and Commercial Commitments

We lease office space and equipment under operating leases that run through 2026. Additionally, our Credit Agreement matures in December 2022.

Contractual obligations as of December 31, 2020 are as follows (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$2,598	$2,788	$891	$174	$6,451
Term credit facility (1)	29,747	25,503	—	—	55,250
Term credit facility interest (1)	2,085	1,145	—	—	3,230
Purchase obligations (2)	69,012	—	—	—	69,012
Total (3)	$103,442	$29,436	$891	$174	$133,943

(1)	Based upon the Credit Agreement debt outstanding, principal payments and interest rate in effect on December 31, 2020, of 5.5%.
(2)	Consists primarily of inventory commitments
(3)	Comprises liabilities recorded on the balance sheet of $104.7 million and obligations not recorded on the balance sheet of $29.2 million.

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

Recognition of revenues

Our revenues are generated primarily from the sale of hardware products, with essential embedded software. Our revenues also include limited amounts for software products, extended warranty on hardware products and subscription services. Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for those products. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met. Revenues are recognized net of estimated stock returns, volume-based rebates and cooperative marketing allowances that we provide to distributors. We recognize revenues on extended warranty on a straight-line basis over the term of the extended warranty. We recognize subscription services revenue ratably over the term in which the services are provided and our performance obligation is satisfied. We determine the appropriate revenue recognition for our contracts with customers by analyzing the type, terms and conditions of each contract or arrangement. Certain of our contracts have multiple performance obligations for which we allocate the transaction price to each performance obligation based on the standalone selling price of each distinct product or service in the contract. The standalone selling price is the price at which we expect to be entitled to in exchange for transferring the promised good or service to the customer. The best evidence of standalone selling price is the observable price of a product or service when the Company sells that product or service separately in similar circumstances and to similar customers. In certain cases, the standalone sales price is not directly observable, and we estimate the transaction price allocated to each performance obligation using the expected cost plus margin approach. When, or as, a performance obligation is satisfied, we recognize as revenue the amount of the transaction price that is allocated to that performance obligation. The transaction price recognized excludes an estimate for the consideration related to products we expect to be returned or amounts we expect to refund.

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

Product warranties

We provide a standard warranty on our products, with the term depending on the product, and record a liability for the estimated future costs associated with potential warranty claims at the time products are sold. Our responsibility under our standard warranty is the repair or replacement of in-warranty defective product, or to credit the purchase price of the defective product, at our discretions, without charge to the customer. Our estimate of future warranty costs is largely based on historical experience factors, including product failure rates, material usage, and service delivery cost incurred in correcting product failures. These provisions are reviewed and adjusted by management periodically to reflect actual and anticipated experience. The warranty costs are reflected in our consolidated statements of operations within cost of revenues.

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

Share-based compensation

We recognize all share-based compensation expense as a cost in the consolidated financial statements.  Equity classified awards are measured at the grant date fair value of the award and expense is recognized, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award and forfeiture rates are periodically updated for actual experience over the vesting term.  We estimate the fair value of share options granted using the Black-Sholes option pricing model. We use the Monte-Carlo simulation model to determine the grant date fair value for share awards with a market condition.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We had $55.3 million of debt outstanding as of December 31, 2020 under our Credit Agreement.  We are exposed to interest rate risk from fluctuations in the US LIBOR rate that is a component of the interest rate used to calculate interest expense on the debt.

Interest accrues on the outstanding principal amount of the term loan on a quarterly basis and is equal to the US LIBOR rate plus a base rate of 4.75%, 4.25% or 4.00%.  The base rate is affected by our financial performance as measured by the consolidated leverage ratio.  The rate on the term loan was 6.85% as of December 31, 2019 and was reduced to 6.0% on January 1, 2020 due to a reduction in the LIBOR rate. The rate was further reduced to 5.5% on November 13, 2020 due to a reduction in the base rate from 4.75% to 4.25% based on improved financial performance as measured by our consolidated leverage ratio and remained at 5.5% at December 31, 2020.  A hypothetical 100-basis point increase in interest rates, and assuming a constant base rate and required principal payments, would result in an additional $0.5 million in interest expense related to our external debt per year.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced plans to phase out the use of LIBOR by the end of 2021. Our Credit Agreement provides that if LIBOR is not available, the rate shall be determined by the administrative agent by reference to other applicable rates, and additionally allows the Company to convert to an ABR loan or other options. At this time, no consensus exists as to what rate or rates may become the acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our current interest rate.

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

Inflation risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019 and 2020.

Credit risk

We consider the credit risk of all customers and regularly monitor credit risk exposures in our trade receivables. Our standard credit terms with our customers are generally net 30 to 60 days. We had one customer representing more than 10% of trade receivables at December 31, 2019 and two customers representing more than 10% of trade receivables at December 31, 2020. In addition, we had two customers representing more than 10% of revenue for the years ended December 31, 2019 and 2020.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-37 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal controls over financial reporting as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management based its assessment on criteria established in “Internal Control Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for “emerging growth companies”.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act for the year ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

None.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2021 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2020, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2021 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2020, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2021 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2020, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2021 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2020, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2021 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2020, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

1.1	Underwriting Agreement dated December 3, 2020 by and among Cambium Networks Corporation, the Underwriters and the Selling Shareholders	8-K	001-38952	1.1	December 4, 2020

3.1	Form of Amended and Restated Memorandum and Articles of Association to be effective upon completion of this offering	S-1/A	333-231789	3.1	June 13, 2019

4.1	Form of Ordinary Share Certificate of Registrant	S-1/A	333-231789	4.1	June 24, 2019

4.2	Form of Shareholders Agreement by and among Registrant and certain security holders of Registrant to be effective upon completion of this offering	S-1/A	333-231789	4.2	June 13, 2019

4.3*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934

10.1+	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers	S-1	333-231789	10.1	May 29, 2019

10.2	Renewal Lease by Reference to an Existing Lease, Part Unit A, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.2	May 29, 2019

10.3	Renewal Lease by Reference to an Existing Lease, Unit B2/3, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dates as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.3	May 29, 2019

10.4	Renewal Lease by Reference to an Existing Lease, Unit B2/3, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of April 9, 2018, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.4	May 29, 2019

10.5	Renewal Lease by Reference to an Existing Lease, Unit D1, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.5	May 29, 2019

10.6	Renewal Lease by Reference to an Existing Lease, Unit D1, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of April 9, 2018, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.6	May 29, 2019

10.7	Office Lease, dated as of January 31, 2012, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.7	May 29, 2019

10.8	The First Amendment, dated March 6, 2012, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.8	May 29, 2019

10.9	The Second Amendment, dated February 21, 2013, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.9	May 29, 2019

10.10	The Third Amendment, dated June 3, 2015, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.10	May 29, 2019

10.11	The Fourth Amendment, dated January 18, 2018, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.11	May 29, 2019

10.12	Lease Deed, dated as of June 20, 2016, by and between Cambium Networks Consulting Private Limited and Umiya Holdings Private Limited	S-1	333-231789	10.12	May 29, 2019

10.13	Lease, dated as of December 4, 2017, by and between Cambium Networks, Inc. and Silicon Valley Center Office LLC	S-1	333-231789	10.13	May 29, 2019

10.14++	Corporate Supply Agreement between Cambium Networks Limited and Flextronics Telecom Systems, Ltd. dated as of April 23, 2012	S-1	333-231789	10.14	May 29, 2019

10.15+	2019 Employee Share Purchase Plan	S-1/A	333-231789	10.15	June 13, 2019

10.16	Intentionally Omitted

10.17+	2019 Share Incentive Plan	S-1/A	333-231789	10.17	June 13, 2019

10.18+	Form of Share Option Grant Notice and Restricted Share Award Agreement under 2019 Share Incentive Plan (to be executed by Atul Bhatnagar)	S-1/A	333-231789	10.18	June 13, 2019

10.19+	Form of Restricted Share Grant Notice and Restricted Share Award Agreement under 2019 Share Incentive Plan (to be executed by Atul Bhatnagar)	S-1/A	333-231789	10.19	June 13, 2019

10.20+	Form of Restricted Share Grant Notice and Restricted Share Award Agreement under 2019 Share Incentive Plan (to be executed by Atul Bhatnagar, Bryan Sheppeck and Ronald Ryan)	S-1/A	333-231789	10.20	June 13, 2019

10.21	Amended and Restated Credit Agreement, dated as of December 21, 2017, by and among Registrant, as Holdings, Cambium Networks, Ltd., as Borrower, Silicon Valley Bank, as Administrative Agent and Issuing Lender, and the lenders party thereto and the other loan parties thereto	S-1	333-231789	10.21	May 29, 2019

10.22	Waiver and First Amendment to Amended and Restated Credit Agreement, dated as of November 21, 2018, by and among Vector Cambium Holding (Cayman), L.P., as Holdings, Cambium Networks, Ltd., as Borrower, Silicon Valley Bank, as Administrative Agent and Issuing Lender, and the lenders party thereto and the other loan parties thereto	S-1	333-231789	10.22	May 29, 2019

10.23	Consent, Waiver and Second Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2019, by and among Vector Cambium Holdings (Cayman), L.P. as Holdings, Cambium Networks, Ltd., as Borrower, Silicon Valley Bank, as Administrative Agent and Issuing Lender, and the lenders party thereto and the other loan parties thereto	S-1	333-231789	10.23	May 29, 2019

10.24+	Employment agreement, dated as of February 15, 2013, between Cambium Networks, Inc. and Atul Bhatnagar	S-1/A	333-231789	10.24	June 13, 2019

10.25+	Sales Incentive Plan Document for Regional Vice Presidents: SVP Global Channels	S-1/A	333-231789	10.25	June 13, 2019

10.26+	Sales Incentive Plan Document for SVP Global Sales	S-1/A	333-231789	10.26	June 13, 2019

10.27+	Form of Executive Restricted Share Unit Grant	S-1/A	333-231789	10.27	June 24, 2019

10.28+	Form of Executive Stock Option Grant	S-1/A	333-231789	10.28	June 24, 2019

10.29+	Form of Director Stock Option Grant	S-1/A	333-231789	10.29	June 24, 2019

10.30	Third Amendment to Amended and Restated Credit Agreement dated June 28, 2019	8-K	001-38952	10.30	July 1, 2019

10.31	Sublease, dated December 1, 2019, by and between Cambium Networks, Inc. and Agfa Corporation	10-K	001-38952	10.31	March 24, 2020

10.32+	Offer Letter, dated as of June 14, 2018, between Cambium Networks, Inc. and Stephen Cumming	10-K	001-38952	10.32	March 24, 2020

10.33+	Amended Offer Letter, dated as of March 19, 2020, between Cambium Networks, Inc. and Stephen Cumming	10-K	001-38952	10.33	March 24, 2020

21.1	Subsidiaries of the Registrant	S-1	333-231789	21.1	May 29, 2019

23.1*	Consent of KPMG LLP (UK), independent registered public accounting firm

23.2*	Consent of KPMG LLP (US), independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan

++	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and have been filed separately with the SEC.
#	Portions of the exhibit have been excluded because it both (i) is not material and (ii) would be competitively harmful if publicly disclosed.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cambium Networks Corporation

Date: March 1, 2021	By:	/s/ Stephen Cumming
Stephen Cumming
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Atul Bhatnagar	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2021
Atul Bhatnagar

/s/ Stephen Cumming	Chief Financial Officer (Principal Financial Officer)	March 1, 2021
Stephen Cumming

/s/ Marc Nelson	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2021
Marc Nelson

/s/ Robert Amen	Chairman of the Board	March 1, 2021
Robert Amen

/s/ Alexander R. Slusky	Director	March 1, 2021
Alexander R. Slusky

/s/ Bruce Felt	Director	March 1, 2021
Bruce Felt

/s/ Vikram Verma	Director	March 1, 2021
Vikram Verma

/s/ Kevin Lynch	Director	March 1, 2021
Kevin Lynch

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Cambium Networks Corporation:

Opinion on the consolidated financial statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, shareholders’ deficit, and cash flows of Cambium Networks Corporation and subsidiaries (the Company) for the year ended December 31, 2018 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cambium Networks Corporation and subsidiaries (the Company) as of December 31, 2019 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ (deficit) equity, and cash flows for each of the years in the two‑year period ended December 31, 2020, and the related notes  (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2020, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standards Update 2016-02 and all related amendments, which established Accounting Standards Codification Topic 842, Leases.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Chicago, Illinois
March 1, 2021

CAMBIUM NETWORKS CORPORATION

Consolidated Balance Sheets

as of December 31, 2019 and 2020

(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2019	2020
ASSETS
Current assets
Cash	$19,346	$62,472
Receivables, net of allowances	58,628	58,114
Inventories, net	41,670	33,962
Recoverable income taxes	—	1,420
Prepaid expenses	5,323	4,143
Other current assets	4,350	5,024
Total current assets	129,317	165,135
Noncurrent assets
Property and equipment, net	8,314	7,535
Software, net	3,395	3,438
Operating lease assets	6,872	5,083
Intangible assets, net	15,100	12,895
Goodwill	8,552	9,842
Deferred tax assets, net	929	1,537
Other noncurrent assets	—	288
TOTAL ASSETS	$172,479	$205,753
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$25,214	$30,859
Accrued liabilities	15,034	20,160
Employee compensation	4,652	14,911
Current portion of long-term external debt, net	9,454	29,201
Deferred revenues	7,430	6,471
Other current liabilities	6,084	6,009
Total current liabilities	67,868	107,611
Noncurrent liabilities
Long-term external debt, net	54,158	24,957
Deferred revenues	4,852	4,448
Noncurrent operating lease liabilities	5,335	3,332
Deferred tax liabilities, net	337	9
Other noncurrent liabilities	—	2,009
Total liabilities	132,550	142,366
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2019 and December 31, 2020; 25,753,603 shares issued and 25,672,983 outstanding at December 31, 2019 and 26,126,775 shares issued and 26,034,526 outstanding at December 31, 2020	3	3
Additional paid in capital	104,773	109,837
Treasury shares, at cost, 80,620 shares at December 31, 2019 and 92,146 shares at December 31, 2020	(1,094)	(1,090)
Accumulated deficit	(63,374)	(44,799)
Accumulated other comprehensive loss	(379)	(564)
Total shareholders’ equity	39,929	63,387
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$172,479	$205,753

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Operations

for the Years ended December 31, 2018, 2019 and 2020

(in thousands, except for share and per share amounts)

	Years Ended December 31,
	2018	2019	2020
Revenues	$241,762	$267,028	$278,459
Cost of revenues	126,267	135,799	139,049
Gross profit	115,495	131,229	139,410
Operating expenses
Research and development	38,917	47,692	43,188
Sales and marketing	42,658	46,253	36,784
General and administrative	18,804	30,125	28,851
Depreciation and amortization	8,765	5,858	6,639
Total operating expenses	109,144	129,928	115,462
Operating income	6,351	1,301	23,948
Interest expense, net	8,113	8,076	5,326
Other expense, net	550	546	491
(Loss) income before income taxes	(2,312)	(7,321)	18,131
(Benefit) provision for income taxes	(799)	10,280	(444)
Net (loss) income	$(1,513)	$(17,601)	$18,575

(Loss) earnings per share
Basic	$(0.11)	$(0.89)	$0.72
Diluted	$(0.11)	$(0.89)	$0.70
Weighted-average number of shares outstanding to compute net (loss) earnings per share
Basic	13,600,411	19,741,764	25,707,092
Diluted	13,600,411	19,741,764	26,403,112

Share-based compensation included in costs and expenses:
Cost of revenues	$—	$211	$67
Research and development	—	5,363	1,599
Sales and marketing	—	4,185	980
General and administrative	—	7,937	790
Total	$—	$17,696	$3,436

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

for the Years ended December 31, 2018, 2019 and 2020

(in thousands)

	Years Ended December 31,
	2018	2019	2020
Net (loss) income	$(1,513)	$(17,601)	$18,575
Other comprehensive (loss) income
Foreign currency translation adjustment	(372)	(158)	(185)
Comprehensive (loss) income	$(1,885)	$(17,759)	$18,390

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Shareholders’ (Deficit) Equity

for the Years ended December 31, 2018, 2019 and 2020

(in thousands)

	Share Capital
	Shares	Amount	Additional paid in capital	Capital contribution	Treasury shares	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders' (deficit) equity
Balance at December 31, 2017	77	$—	$772	$24,651	$—	$(43,400)	$151	$(17,826)
Adjustment for adoption of ASC 606	—	—	—	—	—	(860)	—	(860)
Net loss	—	—	—	—	—	(1,513)	—	(1,513)
Foreign currency translation	—	—	—	—	—	—	(372)	(372)
Balance at December 31, 2018	77	—	772	24,651	—	(45,773)	(221)	(20,571)
Net loss	—	—	—	—	—	(17,601)	—	(17,601)
Share-based compensation	—	—	17,696	—	—	—	—	17,696
Issuance of shares upon vesting of restricted share units	29	—	—	—	—	—	—	—
Issuance of shares in Recapitalization and related reclassification	19,848	2	24,651	(24,651)	—	—	—	2
Issuance of shares in initial public offering, net of issuance costs of $8,228	5,800	1	61,372	—	—	—	—	61,373
Treasury shares withheld for net settlement	(81)	—	282	—	(1,094)	—	—	(812)
Foreign currency translation	—	—	—	—	—	—	(158)	(158)
Balance at December 31, 2019	25,673	3	104,773	—	(1,094)	(63,374)	(379)	39,929
Net income	—	—	—	—	—	18,575	—	18,575
Share-based compensation	—	—	3,436	—	—	—	—	3,436
Issuance of vested shares	234	—	—	—	—	—	—	—
Proceeds from exercise of share options	139	—	1,628	—	—	—	—	1,628
Treasury shares withheld for net settlement	(11)	—	—	—	4	—	—	4
Foreign currency translation	—	—	—	—	—	—	(185)	(185)
Balance at December 31, 2020	26,035	$3	$109,837	$—	$(1,090)	$(44,799)	$(564)	$63,387

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Cash Flows

for the Years ended December 31, 2018, 2019 and 2020

(in thousands)

	Years Ended December 31,
	2018	2019	2020
Cash flows from operating activities:
Net (loss) income	$(1,513)	$(17,601)	$18,575
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,836	3,583	3,685
Amortization of software and intangible assets	6,182	2,784	3,583
Amortization of debt issuance costs	576	1,141	546
Share-based compensation	—	17,696	3,436
Deferred income taxes	(1,863)	7,402	(1,072)
Provision for inventory excess and obsolescence	1,184	196	1,896
Other	(232)	115	540
Change in assets and liabilities:
Receivables	(7,395)	622	3,165
Inventories	(10,009)	(7,634)	5,696
Accounts payable	4,261	2,096	6,097
Accrued employee compensation	(4,081)	14	11,116
Accrued liabilities	1,539	(1,296)	1,495
Accrued Sponsor interest and payables	564	(5,457)	—
Other assets and liabilities	(2,444)	(108)	(1,857)
Net cash (used in) provided by operating activities	(10,395)	3,553	56,901
Cash flows from investing activities:
Purchase of property and equipment	(5,588)	(3,002)	(3,407)
Purchase of software	(1,912)	(944)	(1,659)
Cash paid for acquisitions	—	(4,666)	(334)
Net cash used in investing activities	(7,500)	(8,612)	(5,400)
Cash flows from financing activities:
Proceeds from issuance of term loan	9,962	—	—
Proceeds from issuance of revolver debt	10,000	—	10,000
Repayment of term loan	(4,500)	(30,212)	(10,000)
Repayment of revolver debt	—	(10,000)	(10,000)
Payment of debt issuance costs	(396)	(336)	—
Proceeds from initial public offering, net of underwriters commission and fees	—	65,988	—
Payment of deferred offering costs	—	(4,616)	—
Proceeds received from share option exercises	—	—	1,628
Taxes paid related to net share settlement of equity awards	—	(802)	4
Net cash provided by (used in) financing activities	15,066	20,022	(8,368)
Effect of exchange rate on cash	(107)	(58)	(7)
Net (decrease) increase in cash	(2,936)	14,905	43,126
Cash, beginning of period	7,377	4,441	19,346
Cash, end of period	$4,441	$19,346	$62,472
Supplemental disclosure of cash flow information:
Income taxes paid	$1,074	$1,702	$2,232
Interest paid	$7,614	$6,455	$3,998
Significant non-cash activities:
Issuance of shares for unreturned capital and accumulated yield	$—	$49,252	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Business

Cambium Networks Corporation (“Cambium” or the “Company”), incorporated under the laws of the Cayman Islands, is a holding company whose principal operating entities are Cambium Networks, Ltd. (UK), Cambium Networks, Inc. (USA), and Cambium Networks Private Limited (India).  On October 28, 2011, Cambium acquired the point-to-point (“PTP”) and point-to-multi-point (“PMP”) businesses from Motorola Solutions, Inc. in an acquisition funded by investment funds affiliated with Vector Capital (“Sponsor”) and Cambium Networks became the renamed entity subsequent to the acquisition.

Cambium Networks Corporation and its wholly owned subsidiaries provide fixed wireless broadband and Wi-Fi networking infrastructure solutions. The Company’s solutions are deployed by wireless broadband internet service providers, mobile network operators, and managed service providers, as well as in private networks, enterprises, petrochemical, military, state and local government, education, hospitality, rail, utility, industrial and other network operators that use its technology to connect a wide range of network assets, from offices, service organization (schools, hospitality, healthcare) and industrial processes, to guest and public access via Wi-Fi to complex sensor networks.

The Company operates on a calendar year ending December 31.  As such, all references to 2018, 2019 and 2020 contained within these notes relate to the calendar year, unless otherwise indicated.

Basis of Presentation

The Company’s consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Cambium Networks Corporation and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.  The consolidated financial statements have been prepared on the same basis other than the adoption with effect from January 1, 2019 of FASB Accounting Standards Codification 842, Leases, and, in the opinion of management, reflect all adjustments, which comprise only normal recurring adjustments necessary to state fairly the Company’s financial position as of December 31, 2019 and 2020.

The Company has reclassified certain prior period amounts in the consolidated statements of cash flows to conform to the current period’s presentation. Specifically, within the consolidated statements of cash flows, the provision for inventory excess and obsolescence has been reclassified from “Other” to “Provision for inventory excess and obsolescence”. This change in classification does not affect previously reported cash flows from operating activities in the consolidated statements of cash flows.

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

Immediately prior to the completion of the IPO, the Company filed its Amended and Restated Memorandum and Articles of Association, which authorizes a total of 500,000,000 ordinary shares.  Upon the filing of the Amended and Restated Memorandum and Articles of Association, based on the IPO price of $12.00 per share as part of the Recapitalization described above, the Company (i) issued additional shares to VCH, L.P., such that its aggregate shareholding in it became 17,704,754 shares, (ii) issued 2,140,168 net shares to its employees and service providers and (iii) granted 240,037 restricted share awards or restricted share units in respect of shares that would be subject to vesting based on continued employment with or provision of services to the Company.  The Company recorded non-cash share-based compensation expense of $15.4 million in June 2019 related to the aforementioned issuance of the shares to its employees and service providers. In addition, the Company issued an aggregate 2,172,000 share options and restricted share units to employees and directors, effective upon pricing of the IPO of $12.00 per share.

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

Recognition of revenues

Revenues consist primarily of revenues from the sale of hardware products with essential embedded software.  Revenues also include limited amounts for software products, extended warranty on hardware products and software subscription services.  Substantially all products are sold through distributors and other channel partners, such as resellers and systems integrators.

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

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring products or services to a customer.  Exchanges made as part of the Company’s stock rotation program meet the definition of a right of return.  An adjustment to revenue is made to adjust the transaction price to exclude the consideration related to products expected to be returned.  The Company records an asset at the carrying amount of the estimated stock returns and a liability for the estimated amount expected to be refunded to the customer.  The transaction price also excludes other forms of consideration provided to the customer, such as volume-based rebates and cooperative marketing allowances.

The Company recognizes revenue when, or as, it satisfies a performance obligation by transferring control of a promised product or service to a customer.  Revenue from hardware products with embedded software is recognized when control is transferred to the customer, which is typically at the time of shipment. Software revenue is from perpetual license software and is recognized at the point in time that the customer is able to use or benefit from the software.  Extended warranty is available for purchase on hardware products and is a performance obligation that is satisfied over time, beginning on the effective date of the warranty term and ending on the expiration of the warranty term.  The Company recognizes revenue on extended warranties on a straight-line basis over the warranty period. Revenue from subscription services is recognized ratably over the term in which the services are provided and our performance obligation is satisfied.

Multiple performance obligations

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

Receivables and concentration of credit risk

Trade accounts receivable are recorded at invoiced amounts, net of the allowance for credit losses.  The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables.  The Company’s standard credit terms with their customers are generally net 30 to 60 days.  The Company had one customer representing more than 10% of trade receivables at December 31, 2019 and two customers representing more than 10% of trade receivables at December 31, 2020. The Company had two customers representing more than 10% of revenues for the years ended December 31, 2018, 2019 and 2020.

The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based on historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables, and credit and liquidity indicators for individual customers.

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

Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in operating expense in the Consolidated Statements of Operations. For the years ended 2018, 2019 and 2020, the loss recognized was immaterial.

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

The fair value of the Company’s external debt under its Credit Agreement approximates its carrying value because the terms and conditions approximate those of current market debt available to the Company. Due to the floating interest rate the debt is classified as Level 2 of the fair value hierarchy. The external debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities. The fair value of the Company’s Credit Agreement was $65.3 million and $55.3 million as of December 31, 2019 and 2020, respectively.

The fair value of cash approximates its carrying value (Level 1 of the fair value hierarchy).

The Company’s Level 3 liability for contingent consideration of $3.0 million that was added during the three-month period ended September 30, 2019 was fully paid to Riverbed Technologies, Inc. as of February 2020 in consideration for the sale to the Company of the Xirrus business. The entire $3.0 was earned as of December 31, 2019 and the Company made a payment of $2.7 million in November 2019 and paid the remaining $0.3 million in February 2020.

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

In accordance with ASC 350, Goodwill and Other, the Company assesses goodwill for impairment at least annually and whenever events or circumstances that would more likely than not, reduce the fair value below its carrying value.  For 2019 and 2020, the Company tested goodwill for impairment at December 31.

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

Impairment of long-lived assets

The Company evaluates its long-lived assets, including property and equipment, software and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or asset group.  If impairment is indicated, the asset is written down to its estimated fair value.  The Company did not recognize any material impairment losses for the years ended December 31, 2018, 2019 and 2020.

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

Product warranties

The Company provides a standard warranty on its products, with the term depending on the product, and records a liability for the estimated future costs associated with potential warranty claims.  Provisions for warranty claims are recorded at the time products are sold based on historical experience factors including product failure rates, material usage, and service delivery cost incurred in correcting product failures.  These provisions are reviewed and adjusted by management periodically to reflect actual and anticipated experience.  The warranty costs are reflected in the Company’s consolidated statements of operations within cost of revenues.  In certain circumstances, the Company may have recourse from its contract manufacturers for replacement cost of defective products, which it also factors into its warranty liability assessment.

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

In general, it is the practice and intention of the Company to reinvest the earnings of its subsidiaries in those operations. As of December 31, 2018, 2019 and 2020, the Company had not made a provision for withholding taxes on approximately $5.4 million, $8.5 million and $13.8 million, respectively, of undistributed earnings that are indefinitely reinvested.  Generally, such amounts become subject to taxation upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability to the undistributed earnings in these subsidiaries.

The Company may be subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns.  Accordingly, the Company must assess such potential exposures and, where necessary, provide for any expected loss. The Company would recognize the benefit of a tax position if it is more likely than not to be sustained.  Recognized tax positions are measured at the largest amount more likely than not to be realized upon settlement.  To the extent that the Company establishes a liability, its income tax expense would be increased.  If the Company ultimately determines that payment of these amounts is unnecessary, it would reverse the liability and recognize an income tax benefit during the period in which new information becomes available indicating that the liability is no longer necessary.  The Company would record an additional income tax expense in the period in which new information becomes available indicating that the income tax liability is greater than its original estimate. The Company did not record such an adjustment for the years ended December 31, 2018, 2019 or 2020.

Share-based compensation

The Company accounts for share-based compensation in accordance with the guidance in ASC 718, Share-based Payments, by measuring and recognizing compensation expense for all share-based payments based on estimated grant date fair values for equity settled awards and period-end fair values for cash settled awards. Employees were granted both equity-settled and cash-settled awards under the Vector Cambium Holdings (Cayman), L.P. limited partnership agreement (‘VCH LPA’) that included both time-based and performance-based equity awards and were subject to the achievement of varying participation thresholds and contingent conditions prior to being eligible to participate in distributions from VCH L.P.  For the year ended December 31, 2018, both equity-settled and cash-settled awards had not met all of the contingent conditions.  Accordingly, the Company did not recognize any share-based compensation expense in its financial statements prior to 2019.

Prior to the IPO, the Company effected a Recapitalization, which exchanged the vested share-based compensation awards held by its employees for shares and unvested share-based compensation awards for restricted shares or restricted share units issued by the Company, on a value-for-value basis. After completion of the Recapitalization and the IPO, the Company is no longer party to nor subject to any obligations under the VCH LPA.  As a result of the Recapitalization and the completion of the Company’s IPO, the contingent conditions had been met on some of the share-based compensation awards and the Company recorded one-time share-based compensation of $15.4 million related to these awards during the year ended December 31, 2019.

Following the IPO, awards are granted under the 2019 Share Incentive Plan. The 2019 Share Incentive Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted share awards, restricted share units, or other share-based awards and performance awards. Effective upon pricing of the IPO at $12.00 per share, the Company issued an aggregate 2,172,000 share options and restricted share units to employees and directors.

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

Research and development costs

Research and development expenses consists primarily of salary and benefit expenses for employees and contractors engaged in research, design and development activities, and costs for prototypes, facilities and travel costs.  Starting in 2019, research and development expenses also include share-based compensation expenses. The Company also incurs research and development costs associated with the development of software for both internal use and to be marketed externally.  Research and development costs, other than those associated with the development of software that meet the criteria for capitalization, are expensed as incurred.

For the years ended December 31, 2018, 2019 and 2020, the Company expensed $38.9 million, $47.7 million, and $43.2 million, respectively, which included $0, $5.4 and $1.6 million of share-based compensation expense, respectively, of research and development costs.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance: ASUs 2018-19, 2019-04, 2019-05, 2019-11, and 2020-02 (collectively, “Topic 326”).  Topic 326 sets forth an expected credit loss model which requires the measurement of expected credit losses for financial instruments based on historical experience, current conditions and reasonable and supportable forecasts.  This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, including trade accounts receivable, and certain off-balance sheet credit exposures.  The Company adopted Topic 326 on January 1, 2020 using the modified retrospective transition method for all financial assets measured at amortized costs, which is primarily trade accounts receivable. Results for the reporting periods beginning after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP. The adoption of Topic 326 did not have a material impact to the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs incurred in a Cloud Computing Arrangement That is a Service Contract.  The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update.  The Company adopted this ASU effective January 1, 2020 applying the changes prospectively to all implementation costs incurred after this date. The adoption of ASU 2018-15 did not have a material impact on the consolidated financial statements as there were no large implementation projects in 2020.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modification and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate that is expected to be discontinued. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022, when the reference rate replacement activity is expected to be completed. The adoption of ASU 2020-04 will not have an impact on the consolidated financial statements until the debt agreement is modified to no longer reference LIBOR.

Recently issued accounting pronouncements not yet adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual period beginning after December 15, 2020, with early adoption permitted. The Company will adopt ASU 2019-12 during the first quarter of 2021. The adoption of ASU 2019-12 will effect the classification of taxes, but is not expected to impact reported results in the consolidated financial statements.

Note 2. Business Combinations

In August 2019, the Company acquired select assets and assumed select liabilities of the Xirrus Wi-Fi products and cloud services business from Riverbed Technology, Inc. Xirrus has a portfolio of high-performance enterprise Wi-Fi access points and subscription services.  The Company paid $2.0 million upon closing and through February 2020, paid the entire additional $3.0 million contingent consideration that was subject to attaining certain booking targets related to sales of the Xirrus products, which targets were met by December 31, 2019. This acquisition will enhance and accelerate the Company’s existing network service application capabilities.

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. The Company recorded the acquisition using the acquisition method of accounting and recognized assets and liabilities at their fair value as of the date of acquisition. The Company based the preliminary allocation of the purchase price on estimates and assumptions known at the date of acquisition that are subject to change within the purchase price allocation period, which is generally one year from the acquisition date. The Company’s review of the purchase price allocation was completed in the period ended June 30, 2020. The Company determined the estimated fair value of identifiable intangible assets acquired primarily using an income approach.

The following table summarizes the final allocation of the purchase price for Xirrus:

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

Note 3. Balance sheet components

Receivables, net

The Company’s accounts receivable arise from sales on credit to customers. The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. With the adoption of Topic 326 on January 1, 2020, the allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivables. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity indicators for individual customers. Prior to the adoption, the Company established the allowance under an incurred loss model, considering the aging of the accounts receivable, the credit worthiness of each distributor based on payment history, and general economic factors, among other factors.

The components of accounts receivable, net are as follows (in thousands):

	December 31,	December 31,
	2019	2020
Trade accounts receivable	$58,774	$57,657
Other receivables	434	1,376
Total receivables	59,208	59,033
Less: Allowance for doubtful accounts	(580)	(919)
Receivables, net	$58,628	$58,114

The allowance for credit losses activity was as follows (in thousands):

	Year ended December 31,	Year ended December 31,
	2019	2020
Beginning balance	$503	$580
Increase, charged to expense	333	316
Recoveries	(204)	(101)
Provision for late fee charges	—	191
Amounts written-off	(52)	(67)
Ending balance	$580	$919

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	December 31,
	2019	2020
Finished goods	$42,402	$35,241
Raw materials	4,227	4,576
Gross inventory	46,629	39,817
Less: Excess and obsolete provision	(4,959)	(5,855)
Inventories, net	$41,670	$33,962

The following table reflects the activity in the Company’s inventory excess and obsolete provision (in thousands):

	Year ended December 31,	Year ended December 31,
	2019	2020
Beginning balance	$3,950	$4,959
Inventory written off	(149)	(1,577)
Increase in excess and obsolete provision	1,158	2,473
Ending balance	$4,959	$5,855

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2019	2020
Accrued goods and services	$8,364	$7,937
Accrued inventory purchases	3,094	4,830
Accrued customer rebates	3,569	7,380
Other	7	13
Accrued liabilities	$15,034	$20,160

Accrued warranty

Provision for warranty claims is primarily related to our hardware products and recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Year ended December 31,
	2019	2020
Beginning balance	$488	$706
Warranties assumed due to acquisition	180	1,174
Fulfillment of assumed acquisition warranty	—	(482)
Provision increase, net	38	316
Ending balance	$706	$1,714

At December 31, 2019, $0.7 million is included in Other current liabilities on the Company’s consolidated balance sheet.  At December 31, 2020, $1.1 million is included in Other current liabilities and $0.6 million is included in Other noncurrent liabilities on the Company’s consolidated balance sheet.

Note 4. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	December 31,
	Useful Life	2019	2020
Equipment and tooling	3 to 5 years	$22,150	$24,367
Computer equipment	3 to 5 years	2,888	3,137
Furniture and fixtures	10 years	749	745
Leasehold improvements	2 to 3 years	—	282
Total cost		25,787	28,531
Less: Accumulated depreciation		(17,473)	(20,996)
Property and equipment, net		$8,314	$7,535

Total depreciation expense was $2.8 million, $3.6 million and $3.7 million for the years ended December 31, 2018, 2019 and 2020, respectively.

Note 5. Software

Software consisted of the following (in thousands):

		December 31, 2019			December 31, 2020
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance
Acquired and Software for internal use	3 to 7 years	$15,870	$(13,471)	$2,399	$15,680	$(14,214)	$1,466
Software marketed for external sale	3 years	1,805	(809)	996	3,411	(1,439)	1,972
Total		$17,675	$(14,280)	$3,395	$19,091	$(15,653)	$3,438

Amortization of acquired and internal use software is computed using the straight-line method over an estimated useful life of generally three to seven years.  Amortization expense recognized on acquired and internal use software is reflected in depreciation and amortization in the consolidated statements of operations.  Amortization expense was $1.7 million, $0.7 million and $0.8 million for the years ended December 31, 2018, 2019 and 2020, respectively.

Amortization expense recognized on software to be sold or marketed externally was $0.3 million, $0.5 million and $0.6 million for the years ended December 31, 2018, 2019 and 2020, respectively, and is included in cost of revenues on the consolidated statements of operations.

Based on capitalized software assets at December 31, 2020, estimated amortization expense in future fiscal years is as follows (in thousands):

Year ending December 31,	Acquired and internal use software	Software marketed for external use	Total
2021	683	760	1,443
2022	411	637	1,048
2023	162	504	666
2024	68	68	136
2025	68	3	71
Thereafter	74	—	74
Total amortization	$1,466	$1,972	$3,438

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

See Note 2 – Business combinations for information regarding the acquisition completed during 2019 and the acquisition adjustments to goodwill made in 2020.

The change in the carrying amount of goodwill for the years ended December 31, 2019 and 2020 was as follows (in thousands):

	December 31,	December 31,
	2019	2020
Beginning balance	$8,060	$8,552
Additions attributable to acquisition	492	—
Acquisition adjustments	—	1,290
Ending balance	$8,552	$9,842

The Company tests goodwill and intangible assets for impairment annually on December 31 and more frequently if impairment indicators exist. For 2019 and 2020, the Company performed qualitative assessments of significant events and circumstances such as a reporting unit’s historical and current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including the impact of the current global outbreak of COVID-19 and macro-economic developments, to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of the reporting unit or intangible asset is less than their carrying value. If indicators of impairment are identified, a quantitative impairment test is performed.

The qualitative assessments for 2019 and 2020 did not indicate the existence of impairment indicators. Based on the operating results of the 2019 and 2020 and other considerations, the Company believes that it is more likely than not that the enterprise value for its one reporting unit and the fair value of intangibles is still greater than their carrying values. Accordingly, there was no goodwill impairment to record for either period.  In addition, there were no triggering events or changes in circumstances during 2019 and 2020 that would have required an interim impairment assessment other than at the annual test date.

The useful life, gross carrying value, accumulated amortization, and net balance for each major class of definite-lived intangible assets at each balance sheet date were as follows (in thousands):

		December 31, 2019			December 31, 2020
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance
Unpatented technology	3 - 7 years	$14,660	$(14,195)	$465	$14,660	$(14,375)	$285
Customer relationships	5 - 18 years	19,300	(5,631)	13,669	19,300	(7,128)	12,172
Patents	7 years	11,300	(11,300)	—	11,300	(11,300)	—
Trademarks	10 years	5,270	(4,304)	966	5,270	(4,832)	438
Total		$50,530	$(35,430)	$15,100	$50,530	$(37,635)	$12,895

Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value at the end of their useful life.  Intangible assets amortization expense was $4.2 million, $1.6 million and $2.2 million for the years ended December 31, 2018, 2019 and 2020, respectively.

Based on capitalized intangible assets as of December 31, 2020, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Year ending December 31,	Amortization
2021	2,116
2022	1,603
2023	1,498
2024	1,498
2025	1,498
Thereafter	4,682
Total amortization	$12,895

Note 7. Debt

As of December 31, 2020, the Company had $55.3 million outstanding under its current term loan facility and $0.0 million in borrowings under its revolving credit facility. The Company has available $10.0 million under its revolving credit facility.

As of December 31, 2019, the Company had $65.3 million outstanding under its current term loan facility and $0.0 million in borrowings under its revolving credit facility.

The following table reflects the current and noncurrent portions of the external debt facilities at December 31, 2019 and December 31, 2020 (in thousands):

	December 31,	December 31,
	2019	2020
Term loan facility	$65,250	$55,250
Less debt issuance costs	(1,638)	(1,092)
Total external debt, net	63,612	54,158
Less current portion of term facility	(10,000)	(29,747)
Current portion of debt issuance costs	546	546
Total long-term external debt, net	$54,158	$24,957

At December 31, 2020, the current portion of term facility includes $19.7 million related to a required repayment of principal in accordance with the excess cash flow provision of the term loan agreement based on our calculation of excess cash flow at December 31, 2020, which we expect to pay by June 3, 2021. The $19.7 million is included in Current portion of external long-term debt, net in the Company’s consolidated balance sheets.

Secured credit agreements

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

In November 2018, the Company entered into a Waiver and First Amendment to the Credit Agreement (“Amendment”). The Amendment waived certain events of default (which had occurred for the months ended May 31, 2018, July 31, 2018 and August 31,

2018, and for the quarter ended September 30, 2018), reset the debt covenants, and modified and amended certain terms of the Credit Agreement. The Company incurred a $0.25 million administration fee.

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

Under the Third Amendment, the term loan is currently repayable quarterly as follows: $2.5 million is payable in each quarter, with the remaining principal due on maturity on December 21, 2022.  In addition, the Third Amendment includes an annual excess cash flow provision whereby 50% of excess cash, defined as EBITDA less tax, capital expenditures, certain investments, scheduled loan repayments, declared distributions, interest, working capital requirement and other items paid in cash to the extent included as an add back to EBITDA, is payable to the lenders as a repayment of outstanding borrowings. The calculation is based on information at December 31 of each year and due in the following year. At December 31, 2020, the excess cash flow payment required under the provision is $19.7 million and is included in Current portion of external long-term debt, net in the Company’s consolidated balance sheets.

Interest accrues on the outstanding principal amount of the term loan on a quarterly basis and is equal to the USD LIBOR rate plus a base rate of 4.75%, 4.25% or 4.00%.  The base rate is affected by our financial performance as measured by the consolidated leverage ratio. At December 31, 2019, the base rate was set at 4.75%. This was reduced to 4.25% on November 13, 2020 based on improved performance as measured by the consolidated leverage ratio, and remained at 4.25% at December 31, 2020.

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

Maturities on the long-term external debt outstanding at December 31, 2020 are as follows (in thousands):

Year ending December 31,
2021	29,747
2022	25,503
Total	$55,250

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

The Company’s current debt covenant requirements reflect the following limits required, based on the time period noted, for compliance with the covenant:

Quarter ending
Covenant	Criteria	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Monthly minimum adjusted quick ratio	Min ratio	Non quarter-end months 1.00:1.00 Quarter-end months 1.15:1.00
Quarterly consolidated fixed charge coverage ratio	Min ratio	1.25:1.00	1.25:1.00	1.25:1.00	1.25:1.00	1.25:1.00
Quarterly consolidated fixed charge coverage ratio	Time period	Trailing twelve-month
Quarterly consolidated leverage ratio	Max ratio	2.50:1.00	2.25:1.00	2.25:1.00	2.00:1.00	1.75:1.00
Quarterly consolidated leverage ratio	Time period	Trailing twelve month

Based on the above covenants, the Company believes that all covenants will be met at subsequent testing dates for the next twelve months and has classified the amounts due in excess of twelve months as noncurrent.  As of December 31, 2019 and 2020, the Company was in compliance with all affirmative and negative quarterly covenants as defined in the Third Amendment.

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

The Company is evaluating the potential impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including SOFR. The Company’s Credit Agreement is currently indexed to LIBOR and the maturity date of the Credit Agreement extends beyond 2021. The Credit Agreement contemplates the discontinuation of LIBOR and provides that if LIBOR is not available, the rate shall be determined by the administrative agent by reference to other applicable rates, and additionally allows the Company to switch to an ABR loan or other options. The Company will continue to actively assess the related opportunities and risks involved in this transition.

Net Interest expense, including bank charges and amortization of debt issuance costs on the external debt, was $8.1 million, $8.1 million and $5.3 million for the years ended December 31, 2018, 2019 and 2020, respectively. Interest expense for the year ended December 31, 2019 included $0.5 million of additional amortization of deferred issuance costs for the write-down of deferred issuance costs related to the $20.7 million prepayment of the term loan.

Note 8. Contributed capital

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

U.S. plan

U.S. regular, full-time employees are eligible to participate in the Cambium Networks, Inc. 401(k) Plan, which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code.  Under the Cambium Networks, Inc. 401(k) Plan, the Company contributes a dollar-for-dollar match of the first 4% an employee contributes to the plan.  Employees are eligible to participate on the first day of the month following their date of hire and begin receiving company contributions three-months after they become eligible to participate in the plan.  Company matching contributions are made each pay period, but the funds do not vest until the employee’s second anniversary of employment with the Company.  Employees are always fully vested in their own contributions.  All contributions, including the Company match, are made in cash and invested in accordance with the participants’ investment elections.  Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $1.0 million, $1.1 million and $1.0 million for the years ended December 31, 2018, 2019 and 2020, respectively.

UK plan

Regular, full-time UK employees are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan.  Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% and a company contribution rate of 5% of the employee’s basic salary.  The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%.  Company matching contributions vest immediately and employees are always vested in their own contributions.  All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period.  The total contributed by the Company under this plan was $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2018, 2019 and 2020, respectively.

Note 10. Other expense

Other expenses were $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2018, 2019 and 2020, respectively, and represents foreign exchange losses.

Note 11. Share-based compensation

2011 Management incentive compensation plan

Prior to its IPO, the Company’s management incentive compensation represented management incentive units (“MIUs”) in its sole shareholder, VCH, L.P.

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

2019 Share incentive plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the 2019 Share Incentive Plan (“2019 Plan”).  The 2019 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted share awards (“RSAs”), restricted share units (“RSUs”), other share-based awards and performance awards.  The number of shares that were reserved under the 2019 Plan was 3,400,000, in addition to the 240,037 RSAs and RSUs the Company granted in substitution for unvested Class B Units or phantom units in VCH L.P. in connection with the Company’s Recapitalization and IPO based on a price of $12.00 (“Recapitalization Awards”).  The share reserve under the 2019 Plan will be automatically increased on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and will continue until, and including, the fiscal year ending December 31, 2029.  The number of shares added annually will be equal to the lowest of 1,320,000 shares, 5% of the number of the Company’s shares outstanding on the first day of such fiscal year, or an amount determined by the Board of Directors. On March 24, 2020, the Company registered 1,283,649 additional shares that may be issued under the 2019 Plan.

The Company’s employees, officers, directors, consultants, and advisors are eligible to receive awards under the 2019 Plan.  Incentive share options, however, may only be granted to its employees.  Participants in the 2019 Plan will also consist of persons to whom Recapitalization Awards were granted.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the year ended December 31, 2020:

Number of shares
Available for grant at December 31, 2019	426,022
Added to 2019 Share Incentive Plan	1,283,649
RSUs granted	(506,500)
Options granted	(560,000)
Shares withheld in settlement of taxes and/or exercise price	11,526
Forfeitures	177,437
Available for grant at December 31, 2020	832,134

Share-based compensation

The following table shows total share-based compensation expense for the years ended December 31, 2018, 2019 and 2020 (in thousands):

	Year ended December 31,
	2018	2019	2020
Cost of revenues	$—	$211	$67
Research and development	—	5,363	1,599
Sales and marketing	—	4,185	980
General and administrative	—	7,937	790
Total share-based compensation expense	$—	$17,696	$3,436

As of December 31, 2020, the Company estimates the pre-tax unrecognized compensation expense of $12.3 million related to all unvested share-based awards, including share options, restricted share units and restricted share awards will be recognized through the third quarter of 2024. The Company expects to satisfy the exercise of share options and future distributions of shares for restricted share units and restricted share awards by issuing new ordinary shares which have been reserved under the 2019 Plan.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. The Company utilized a forfeiture rate of 5% during the year ended December 31, 2020 for estimating the forfeitures of share options and restricted share units granted.

Share options

The following is a summary of option activity for the Company’s share incentive plans for year ended December 31, 2020:

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2019	2,920,500	$10.00	9.6	$1,932,000
Options granted	560,000	$15.65	—	$—
Options exercised	(138,878)	$11.72	—	$—
Options forfeited	(177,437)	$10.88	—	$—
Outstanding at December 31, 2020	3,164,185	$11.24	8.8	$43,793,890
Options exercisable at December 31, 2020	888,255	$10.77	8.6	$12,707,950
Options vested and expected to vest at December 31, 2020	3,006,834	$11.21	8.8	$41,699,334

Share options typically have a contractual term of ten years from grant date.

The intrinsic value for share options outstanding and exercisable is defined as the difference between the market value of the Company’s ordinary shares as of the end of the period and the grant price. At December 31, 2018, 2019 and 2020, the aggregate intrinsic value of options exercisable under the Company’s share incentive plans was $0.0 million, $0.0 million and $12.7 million, respectively, as determined as of the date of grant.  No share options were exercised prior to 2020. The Company had 138,878 options exercised during the year ended December 31, 2020. The cash received from the share options exercised in 2020 was $1.6 million.

At December 31, 2020, there was $10.3 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested share option awards. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.9 years.

The Company estimates the fair value of share options using the Black-Scholes option pricing model.  The fair value of share options is being amortized on a straight-line basis over the requisite service period of the awards.  The fair value of share options is estimated using the following weighted-average assumptions:

	For the years ended December 31,
	2018	2019	2020
Expected dividend yield	—	—	—
Risk-free interest rate	2.70%	1.81%	0.39%
Weighted-average expected volatility	46.8%	40.8%	50.0%
Expected term (in years)	6.0	6.1	6.5
Weighted average grant-date fair value per share of options granted	$—	$4.34	$7.56

Restricted shares

The following is a summary of restricted shares activity for the Company’s share incentive plans for the year ended December 31, 2020:

	Units	Weighted average grant date fair value
RSU and RSA balance at December 31, 2019	257,119	$12.00
RSUs and RSAs granted	506,500	$4.56
RSUs and RSAs vested/exercised	(227,844)	$1.44
RSUs and RSAs forfeited	(16,578)	$7.39
RSU and RSA balance at December 31, 2020	519,197	$4.89
RSUs and RSAs expected to vest at December 31, 2020	519,197	$4.89

Upon completion of the Company’s Recapitalization and IPO, 240,037 RSAs and RSUs were granted to employees in substitution for unvested Class B Units or phantom units with a grant date fair value of $12.00, of which 34,111 of the RSAs and RSUs awards granted carry-forward their prior vesting terms and expiration dates and 205,926 RSAs are exercisable based upon the achievement of a market condition.  During 2020, 506,500 RSUs were granted under the 2019 Plan, none of which vested in 2020. In December 2020, the market condition on the 205,926 RSAs was met and these shares vested. The Company withheld 5,074 shares to pay the employees’ portion of the minimum payroll withholding taxes on the RSUs and RSAs that vested in 2020.

At December 31, 2020, there was $2.0 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested share awards. The unrecognized compensation expense is expected to be recognized over a weighted average period of 3 years.

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”).  The ESPP was effective on June 25, 2019 and the offering period or purchase period under the ESPP will begin on January 1, 2021, as determined by the Company’s Board of Directors.  A total of 806,730 shares will be available under the ESPP, which includes 550,000 shares originally available and 256,730 additional shares registered on March 24, 2020.  The number of shares that will be available for sale under the ESPP will be increased annually on the first day of each fiscal year beginning in 2020, and will be equal to the lowest of:  275,000 shares; 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The purchase price of the shares will be 85% of the lower of the fair market value of our shares on the first trading day of each offering period or on the purchase date.

Note 12. Share capital – shares

The following table reflects the share capital activity:

	Number of shares	Value (in thousands)
Balance at December 31, 2018	77,179	$—
Issuance of shares to VCH, L.P. as part of Recapitalization	13,523,232	1
Issuance of shares to VCH, L.P for return of capital and accumulated yield	4,104,343	1
Issuance of shares to MIU holders	2,220,788	—
Shares withheld for net settlement of shares issued to MIU holders	(80,620)	—
Issuance of shares in Initial Public Offering	5,800,000	1
Issuance of vested shares	28,061	—
Balance at December 31, 2019	25,672,983	$3
Issuance of vested shares	234,191	—
Share options exercised	138,878	—
Shares withheld for net settlement of shares issued	(11,526)	—
Balance at December 31, 2020	26,034,526	$3

On October 28, 2011, 771.79 shares with a par value of $0.01 per share were issued at an initial subscription price of $1,000 per share.  Holders of these shares are entitled to dividends as declared.  As of December 31, 2020, no dividends have been declared or paid.

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

	Year ended December 31,
	2018	2019	2020
Numerator:
Net (loss) income	$(1,513)	$(17,601)	$18,575
Denominator:
Basic weighted average shares outstanding	13,600,411	19,741,764	25,707,092
Dilutive effect of share option awards	—	—	228,388
Dilutive effect of restricted share units and restricted share awards	—	—	467,632
Diluted weighted average shares outstanding	13,600,411	19,741,764	26,403,112
Net (loss) earnings per share, basic	$(0.11)	$(0.89)	$0.72
Net (loss) earnings per share, diluted	$(0.11)	$(0.89)	$0.70

The following outstanding shares of ordinary share equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2018	2019	2020
Share options	—	2,921	2,082
Restricted shares (RSUs and RSAs)	—	257	—
Total	—	3,178	2,082

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

Just prior to the IPO, the Company effected a Recapitalization.  As part of the Recapitalization, the Company issued an additional 17,627,575 shares to VCH, L.P. which comprised 4,104,343 shares related to the unreturned capital and accumulated yield to the holder of Class A Units of VCH, L.P. and 13,523,232 shares related to the residual share of Cambium’s value attributable to VCH, L.P.’s ownership after such return, based on an IPO price of $12.00.  Using guidance in ASC 260, Earnings per Share, for purposes of calculating earnings per share, the 13,523,232 shares are retrospectively adjusted as if the exchange had occurred at the beginning of the first period of earnings per share information presented.  The 4,104,343 shares issued related to the unreturned capital and accumulated yield and were issued in lieu of payment of cash to VCH, L.P. and therefore, the shares issued are not retrospectively reflected in shares outstanding in the prior periods for purposes of determining earnings per share.

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

Note 14. Income taxes

For the years ended December 31, 2018, 2019 and 2020, income (loss) before income taxes includes the following components (in thousands):

	Years ended December 31,
	2018	2019	2020
United States	$3,544	$4,183	$2,648
Foreign	(5,856)	(11,504)	15,483
Total	$(2,312)	$(7,321)	$18,131

For the years ended December 31, 2018, 2019 and 2020, the (benefit) provision for income taxes consists of the following (in thousands):

	Years ended December 31,
	2018	2019	2020
Current:
U.S. federal	$200	$1,078	$(198)
State	129	643	(181)
Foreign	735	1,157	1,007
Current tax provision	1,064	2,878	628
Deferred:
U.S. federal	$107	$380	$(664)
State	(14)	(6)	(144)
Foreign	(1,956)	7,028	(264)
Deferred tax (benefit) provision	(1,863)	7,402	(1,072)
(Benefit) provision for income taxes	$(799)	$10,280	$(444)

For the years ended December 31, 2018, 2019, and 2020, differences between the income tax expense computed at the statutory U.S. federal income tax rate 21% for 2018, 2019 and 2020) and the (benefit) provision for income taxes computed per the Company’s consolidated statements of operation are summarized as follows (in thousands):

	Years ended December 31,
	2018	2019	2020
Income tax expense (benefit) at federal statutory rate	$(486)	$(1,537)	$3,808
State and local income taxes net of federal benefit	115	540	(295)
Tax rate changes	(178)	662	(925)
Valuation allowance changes	(112)	9,599	(1,226)
Foreign rate differential	329	369	(181)
Research and development	(488)	(1,286)	(1,455)
Share-based compensation - excess tax benefit	—	2,807	(171)
Foreign derived intangible income	(266)	(1,166)	(349)
Other	287	292	350
(Benefit) provision for income taxes	$(799)	$10,280	$(444)

Foreign rate differential represents the non-U.S. jurisdictions. The country having the greatest impact on the tax rate adjustment line shown in the above table as “foreign rate differential” for the years ended December 31, 2018, 2019 and 2020 is the UK where the statutory income tax rate was 19.0% for 2018, 2019 and 2020.

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial reporting purposes.

The sources of these differences for the years ended December 31, 2019 and 2020 are as follows (in thousands):

	Years ended December 31,
	2019	2020
NOL and tax credit carryforwards	$8,466	$6,997
Disallowed interest carryforwards	1,686	1,654
Lease liability	1,481	993
Property and equipment	146	573
Share-based compensation	488	1,163
Intangible assets	155	105
Other	73	250
Subtotal	12,495	11,735
Less: Valuation allowance	(9,599)	(8,373)
Net deferred tax assets	2,896	3,362
Operating lease asset	(1,312)	(884)
Prepaid expenses and other assets	(635)	(278)
Other	(357)	(672)
Subtotal	(2,304)	(1,834)
Less: Valuation allowance	—	—
Net deferred tax liabilities	(2,304)	(1,834)
Total deferred tax assets, net	$592	$1,528
Deferred tax assets/liabilities included in the balance sheet are:

	Years ended December 31,
	2019	2020
Deferred tax assets - non-current	$929	$1,537
Deferred tax liabilities - non-current	337	9
Total deferred tax assets, net	$592	$1,528

For the years ended December 31, 2019 and 2020, the following table reflects the activity in the Company’s valuation allowance on deferred tax assets (in thousands):

	Years ended December 31,
	2019	2020
Beginning balance	$—	$9,599
Increase (release) of valuation allowance	9,599	(1,226)
Ending balance	$9,599	$8,373

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

As of both December 31, 2019 and 2020, the Company’s deferred tax assets were primarily the result of UK net operating loss (“NOL”), tax credit carryforwards from the UK and U.S., and the UK corporate interest reduction.

For the year ended December 31, 2019, the Company recorded a change in its valuation allowance of $9.6 million on the basis of management’s reassessment of the amount of its deferred tax assets (NOL and research and development credits) that are more likely than not to be realized. As a result of a 3-year cumulative loss analysis, there was sufficient objective evidence that UK cumulative losses over the recent 3-year period for the years ended December 31, 2017, 2018 and 2019 were strong negative and objective evidence that sufficient future income would not be generated to utilize its deferred tax assets. Consequently, the Company established a valuation allowance against its deferred tax asset to income tax expense of $9.3 million. Additionally, during 2019, the Company identified a state research and development tax credit benefit in the state of California, which is only available to offset actual tax liabilities, that is in excess of the amount reasonably expected to be utilized over the next five years. As such, the Company established a valuation allowance against an additional $0.3 million of its deferred tax asset to income tax expense.

For the year ended December 31, 2020, the Company recorded a net decrease in its valuation allowance of $1.2 million. At year-end 2020, the Company continues to maintain a valuation allowance, on the basis of management’s reassessment of the amount of its deferred tax assets (NOL and research and development credits) that are more likely than not to be realized. As a result of a review of the 3-year cumulative loss, there was sufficient objective evidence that UK cumulative losses over the recent 3-year period for the years ended December 31, 2018, 2019 and 2020 continued to provide negative and objective evidence that sufficient future income may not be generated to utilize its deferred tax assets. Consequently, the Company continues to maintain a valuation allowance against its deferred tax assets on its foreign operations of $7.7 million. Note this is a reduction from the prior year, as certain underlying deferred tax assets on which the valuation allowance is based, were utilized to offset a portion of taxable income.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore, the need for a valuation allowance on a quarterly basis. It established a valuation allowance on all of its net deferred tax assets of its UK business in 2019. The Company has continued to carry the valuation allowance through December 31, 2020. However, it is reasonably possible that within the next twelve months, the Company may release all or a portion of its valuation allowance on the UK net deferred tax assets, if results and other subjective evidence continue to reflect pre-tax income such that the deferred tax assets become more likely than not to be realizable.

Additionally, during 2020, the Company added state research and development tax credit benefits in the state of California, which are only available to offset actual tax liabilities.  The state research and development tax credits are in excess of the amount reasonably expected to be utilized over the next five years. As such, the Company established an additional $0.4 million of valuation allowance, for a total of $0.7 million valuation allowance on the related deferred tax asset.

The Company has gross income tax NOL carryforwards related to its international operations. For the year ended December 31, 2019, the NOL carryforward was approximately $38.3 million, of which $38.0 million has an indefinite life. For the year ended December 31, 2020, the NOL carryforward was approximately $28.1 million, all of which has an indefinite life. The Company has recorded a deferred tax asset of $6.7 million related to NOL as of December 31, 2019. The Company has recorded a deferred tax asset of $5.3 million related to NOL as of December 31, 2020. The Company’s gross NOL carryforwards expire as follows:

	Years ended December 31,
	2019	2020
Unlimited carryforward	$38.0 million	$28.1 million
10+ year carryforward	$0.3 million	—

The Company has tax credit carryforwards related to research and development. For the year ended December 31, 2019, the carryforward was approximately $1.7 million, all of which has an indefinite life. For the year ended December 31, 2020, the carryforward was approximately $1.5 million, all of which has an indefinite life. The Company’s research and development tax credit carryforwards and their expiration are as follows:

	Years ended December 31,
	2019	2020
Unlimited carryforward	$1.7 million	$1.5 million
10+ year carryforward	—	—

The Company has gross corporate interest restriction (“CIR”) disallowance carryforwards related to its UK operations. For the year ended December 31, 2019, the CIR carryforward was approximately $9.9 million, which has an indefinite life. For the year ended December 31, 2020, the CIR carryforward was approximately $8.7 million, all of which has an indefinite life. The Company has recorded a reduction to the deferred tax asset of $1.2 million related to utilization of a portion of the CIR as of December 31, 2020. The Company’s gross carryforwards expire as follows:

	Years ended December 31,
	2019	2020
Unlimited carryforward	$9.9 million	$8.7 million

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and many foreign jurisdictions. The U.S., UK, and India are the main taxing jurisdictions in which the Company operates. Open tax years subject to audit vary depending on the tax jurisdiction. In the U.S., the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2017. In the UK, the tax returns that are open are for the tax years 2017, 2018, and 2019. In India, the tax returns that are open are for India assessment years 2014 through 2020.

The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its position. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations. The Company does not have any unrecognized tax positions as of December 31, 2019 and 2020.

In 2019, the Company recorded compensation expense related to is management incentive compensation plan upon the completion of its IPO, which was considered a triggering event for such recognition. The Company has reviewed the tax treatment in the various jurisdictions in which it operates and has reflected the associated impacts to taxable income and income tax expense. The expenses and deductions had a significant impact on the Company’s determination to record a valuation allowance in the same period as the triggering event during 2019.

The Company recorded income tax benefit of $(0.8) million, income tax expense of $10.3  million and an income tax benefit of $(0.4) million for the years ended December 31, 2018, 2019 and 2020, with an effective tax rate of 34.6%, (140.4) % and (2.4) %, respectively.  The Company’s effective tax rate for the year ended December 31, 2018 differed from the U.S. statutory rate primarily due to a benefit on research and development credit. The Company’s effective tax rate for the year ended December 31, 2019 differed from the U.S. statutory rate primarily due to the recognition of a valuation allowance against its UK deferred tax assets, taxation of pre-IPO management incentive unit equity awards, tax benefits on research and development, and tax benefits on foreign derived intangible income. The Company’s effective tax rate for the year ended December 31, 2020 differed from the U.S. Statutory rate primarily due to a benefit on research and development credit, a benefit on the partial release of a valuation allowance, and a tax benefit due to the increase of the tax rate applied to UK deferred tax assets.

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

Warranties

The Company offers a standard warranty on its products, with the term depending on the product, and records a liability for the estimated future costs associated with potential warranty claims. The Company’s responsibility under its standard warranty is the repair or replacement of in-warranty defective product, or to credit the purchase price of the defective product, at its discretion, without charge to the customer. The Company’s estimate of future warranty costs is largely based on historical experience factors including product failure rates, material usage, and service delivery cost incurred in correcting product failures. The standard warranty is included in either Other current liabilities or Other noncurrent liabilities on the Company’s consolidated balance sheets, depending on the time period covered by the warranty. The Company also offers an extended warranty for purchase that represents a future performance obligation for the Company. The extended warranty is included in deferred revenues (both current and noncurrent) on the consolidated balance sheets and recognized on a straight-line basis over the term of the extended warranty. The warranty costs are reflected in the Company’s consolidated statements of operations within cost of revenues.

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

On August 7, 2018, Ubiquiti Networks, Inc. filed a lawsuit in the United States District Court, Northern District of Illinois, against the Company, two of its employees, one of its distributors and one of its end users. The complaint alleged that the Company’s development of and sales and promotion of its Elevate software as downloaded on a Ubiquiti device violated the Computer Fraud and Abuse Act and Illinois Computer Crimes Prevention Law, the Digital Millennium Copyright Act and the Copyright Act and constituted misrepresentation and false advertising and false designation of origin in violation of the Lanham Act and state competition laws, breach of contract, tortious interference with contract and unfair competition, and trademark infringement and common law misappropriation. On December 1, 2020, the Company reached a settlement agreement with Ubiquiti, settling all claims made in the Ubiquiti Litigation. The Court dismissed the Ubiquiti Litigation, with prejudice, on January 5, 2021.

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

Revenues by product category were as follows (in thousands, except percentages):

	Years ended December 31,
	2018		2019		2020
Point-to-Multi-Point	$146,621	61%	$156,157	59%	$172,601	62%
Point-to-Point	71,678	30%	71,618	27%	60,435	22%
Wi-Fi	19,571	8%	35,678	13%	39,990	14%
Other	3,892	1%	3,575	1%	5,433	2%
Total Revenues	$241,762	100%	$267,028	100%	$278,459	100%

The Company’s products are predominately distributed through a third-party logistics provider in the United States, Netherlands and China. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations.

Revenue by geography were as follows (in thousands, except percentages):

	Years Ended December 31,
	2018		2019		2020
North America	$108,884	45%	$122,565	46%	$147,328	53%
Europe, Middle East and Africa	75,503	31%	85,930	32%	80,927	29%
Caribbean and Latin America	29,833	12%	31,767	12%	29,418	11%
Asia Pacific	27,542	12%	26,766	10%	20,786	7%
Total Revenues	$241,762	100%	$267,028	100%	$278,459	100%

The following countries had revenues greater than 10% of total revenues:

•	United States - $101.5 million for 2018, $121.3 million for 2019 and $140.7 million for 2020
•	Italy - $36.8 million for 2018, $38.4 million for 2019 and $31.6 million for 2020

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues			Percentage of Accounts Receivable
	Years Ended December 31,			As of December 31,
	2018	2019	2020	2019	2020
Customer A	16%	16%	19%	20%	31%
Customer B	12%	11%	*	*	*
Customer C	*	*	14%	*	*
Customer D	*	*	*	*	10%

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

Contract Balances

The following table summarizes contract balances as of December 31, 2019 and December 31, 2020:

	December 31, 2019	December 31, 2020
Trade accounts receivable, net of allowance for doubtful accounts/estimate of credit losses	$58,254	$56,798
Deferred revenue - current	7,430	6,471
Deferred revenue - noncurrent	4,852	4,448
Refund liability	$2,223	$2,416

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

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of December 31, 2019 and 2020, deferred revenue (both current and noncurrent) of $12.3 million and $10.9 million, respectively, represents the Company’s remaining performance obligations, of which $7.4 million and $6.5 million, respectively, is expected to be recognized within one year, with the remainder to be recognized thereafter.

Revenue recognized during the year ended December 31, 2020 which was previously included in deferred revenues as of December 31, 2019 was $7.3 million. Revenue recognized during the year ended December 31, 2019 which was previously included in deferred revenues as of December 31, 2018 was $2.8 million. The increase in 2020 is driven by the addition of deferred revenue related to the acquisition of the Xirrus business (See Note 2 – Business combinations). Revenue recognized during the year ended December 31, 2018 which was previously included in deferred revenues as of December 31, 2017 was $2.9 million.

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

Right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date.  The Company’s lease payments are typically fixed or contain fixed escalators.  The Company’s leases typically include certain lock-in periods and options to renew or extend the leases, however, the Company does not consider renewal periods where it is not reasonably certain the Company will extend the lease pursuant to such option.  The Company elected the practical expedient to not separate the lease and non-lease components of its leases and currently has no leases with options to purchase the leased property.

The components of lease expense were as follows and are included in general and administrative expense (in thousands):

	Year Ended December 31, 2019	Year Ended December 31, 2020
Operating lease cost	$2,410	$2,586
Short-term lease cost	183	341
Variable lease costs	406	375
Total lease expense	$2,999	$3,302

Rent expense totaled $2.3 million in 2018.

Supplemental balance sheet information related to leases were as follows (in thousands, except lease term and discount rate):

	Balance Sheet Caption	December 31, 2019	December 31, 2020
Operating leases:
Operating lease assets	Operating lease assets	$6,872	$5,083
Current lease liabilities	Other current liabilities	$2,125	$2,167
Noncurrent lease liabilities	Noncurrent operating lease liabilities	$5,335	$3,332
Weighted average remaining lease term (years):
Operating leases		3.98	3.35
Weighted average discount rate:
Operating leases		8.50%	8.36%

Supplemental cash flow information related to leases were as follows (in thousands):

	2019	2020
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,461	$2,701

The Company’s current lease terms range from one to six years and may include options to extend the lease by one to four years.

Remaining maturities on lease liabilities at December 31, 2020 is as follows (in thousands):

Operating leases
2021	$2,544
2022	1,421
2023	1,323
2024	565
2025	316
Thereafter	174
Total lease payments	6,343
Less: interest	844
Present value of lease liabilities	$5,499

As of December 31, 2020, the Company has two leases, an office facility lease and a vehicle lease, with the present value of the lease liabilities of $0.1 million, that have not yet commenced.

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

In connection with the Company’s execution of the Waiver and First Amendment to Amended and Restated Credit Agreement dated November 21, 2018, Vector Capital IV, L.P., an affiliate of the Company’s largest shareholder, executed a Limited Guaranty agreement whereby it had agreed to guarantee the Company’s Tranche B loan up to a maximum of the lesser of: (i) $25.0 million and (ii) an amount equal to (a) 1.10 multiplied by (b) an amount equal to the then aggregate principal amount of the Tranche B loan. In connection with the Company’s execution of the Third Amendment to Amended and Restated Credit Agreement dated June 28, 2019, Vector Capital IV, L.P. was relieved of its Limited Guaranty. (Refer to Note 7 – Debt)

For the years ended December 31, 2018, 2019 and 2020, Vector Capital Management, LP, an entity related to VCH, L.P., charged $0.5 million, $0.3 million and $0.0 million, respectively, for management and oversight fees. The Company did not have any amounts due to Vector Capital Management, LP at December 31, 2019 and 2020. On July 3, 2019, the Company paid $5.6 million to Vector Capital Management from the net proceeds from the Company’s IPO.  In connection with the IPO and the payment of these fees, the Vector Capital Management Agreement was terminated.

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

Note 20. Quarterly financial data (unaudited)

The following table presents the Company’s unaudited consolidated statements of operations data for each of the eight quarters during the years ended December 31, 2019 and 2020. This information has been presented on the same basis as the audited consolidated financial statements included in this report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes.

	Three months ended				Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2019	2019	2019	2019	2019
	(unaudited)
Revenues	$68,112	$69,151	$65,703	$64,062	$267,028
Cost of revenues	36,322	34,839	33,871	30,767	135,799
Gross profit	31,790	34,312	31,832	33,295	131,229
Operating expenses
Research and development	10,482	15,189	9,895	12,126	47,692
Sales and marketing	10,218	14,227	10,363	11,445	46,253
General and administrative	5,130	13,063	5,996	5,936	30,125
Depreciation and amortization	1,281	1,227	1,449	1,901	5,858
Total operating expenses	27,111	43,706	27,703	31,408	129,928
Operating income (loss)	4,679	(9,394)	4,129	1,887	1,301
Interest expense, net	2,268	2,301	2,105	1,402	8,076
Other expense, net	134	56	61	295	546
Income (loss) before income taxes	2,277	(11,751)	1,963	190	(7,321)
Provision for income taxes	415	8,623	3	1,239	10,280
Net income (loss)	$1,862	$(20,374)	$1,960	$(1,049)	$(17,601)

	Three months ended				Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2020	2020	2020	2020	2020
	(unaudited)
Revenues	$60,429	$62,254	$72,971	$82,805	$278,459
Cost of revenues	29,797	31,782	36,902	40,568	139,049
Gross profit	30,632	30,472	36,069	42,237	139,410
Operating expenses
Research and development	11,814	9,299	10,213	11,862	43,188
Sales and marketing	10,304	8,035	8,293	10,152	36,784
General and administrative	6,446	6,625	8,604	7,176	28,851
Depreciation and amortization	1,695	1,700	1,643	1,601	6,639
Total operating expenses	30,259	25,659	28,753	30,791	115,462
Operating income	373	4,813	7,316	11,446	23,948
Interest expense, net	1,345	1,525	1,259	1,197	5,326
Other (income) expense, net	(216)	(22)	318	411	491
(Loss) income before income taxes	(756)	3,310	5,739	9,838	18,131
Provision (benefit) for income taxes	82	(2)	144	(668)	(444)
Net (loss) income	$(838)	$3,312	$5,595	$10,506	$18,575