Form 10-Q
period 2021-03-31
Cambium Networks Corp
filed 2021-05-07
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021 the registrant had 26,310,821 shares of ordinary shares, $0.0001 par value per share, outstanding.

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

In some cases, forward-looking statements may be identified by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, they should not be relied upon as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	the unpredictability of our operating results;
•	our inability to predict and respond to emerging technological trends and network operators’ changing needs;
•	our ability to respond to increased competition from current competitors as well as emerging companies and established companies that may enter our markets;
•	our reliance on third-party manufacturers, which subjects us to risks of product delivery delays and reduced control over product costs and quality;
•	our reliance on distributors and value-added resellers for the substantial majority of our sales;
•	the impact of actual or threatened health epidemics and other outbreaks;
•	our ability to achieve similar growth rates of our earlier years in future periods;
•	the inability of our third-party logistics and warehousing providers to deliver products to our channel partners and network operators in a timely manner;
•	the quality of our support and services offerings;
•	our distributors’ and channel partners’ inability to attract new network operators or sell additional products to network operators that currently use our products;
•	the difficulty of comparing or forecasting our financial results on a quarter-by-quarter basis due to the seasonality of our business;
•	our limited or sole source suppliers’ inability to produce third-party components to build our products;
•	the variation or decline in our gross margin from period-to-period;
•	the technological complexity of our products, which may contain undetected hardware defects or software bugs;
•	our channel partners’ inability to effectively manage inventory of our products, timely resell our products or estimate expected future demand;
•	our inability to effectively forecast demand or manage our inventory;
•	credit risk of our channel partners, which could adversely affect their ability to purchase or pay for our products;
•	our ability to effectively deploy and train our direct sales force;
•	our ability to manage and enhance our brand;
•	unpredictability of sales and revenues due to lengthy sales cycles;
•	any delay in sales or decrease in demand for our products by government agencies;
•	risks associated with international sales and operations;
•	the uncertainty of any economic, financial, trade and legal implications of the withdrawal of the United Kingdom from the European Union;
•	the loss of key personnel or an inability to attract, retain and motivate qualified personnel;

ii

•	the availability of unlicensed RF spectrum and the possibility that such spectrum becomes unavailable through overuse or licensing;
•	the impact of any acquisition of, or investments in, other businesses;
•	the impact of new regulations or standards, or changes in existing regulations or standards, in the U.S. or internationally, related to our products;
•	our reliance on the availability of third-party licenses;
•	risks associated with international sales and operations;
•	our inability to obtain intellectual property protections for our products;
•	our inability to maintain an effective system of internal controls, produce timely and accurate financial statements or comply with applicable regulations;
•	current or future unfavorable economic conditions, both domestically and in foreign markets; and
•	our ability to manage our growth and expand our operations.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Cambium Networks Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,	March 31,
	2020	2021
		(unaudited)
ASSETS
Current assets
Cash	$62,472	$51,182
Receivables, net of allowances of $919 and $874	58,114	69,027
Inventories, net	33,962	31,435
Recoverable income taxes	1,420	2,637
Prepaid expenses	4,143	7,238
Other current assets	5,024	3,827
Total current assets	165,135	165,346
Noncurrent assets
Property and equipment, net	7,535	7,891
Software, net	3,438	3,932
Operating lease assets	5,083	4,625
Intangible assets, net	12,895	12,343
Goodwill	9,842	9,842
Deferred tax assets, net	1,537	7,904
Other noncurrent assets	288	336
TOTAL ASSETS	$205,753	$212,219
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$30,859	$24,487
Accrued liabilities	20,160	20,803
Employee compensation	14,911	9,418
Current portion of long-term external debt, net	29,201	29,026
Deferred revenues	6,471	6,237
Other current liabilities	6,009	5,493
Total current liabilities	107,611	95,464
Noncurrent liabilities
Long-term external debt, net	24,957	22,769
Deferred revenues	4,448	4,553
Noncurrent operating lease liabilities	3,332	3,042
Deferred tax liabilities, net	9	9
Other noncurrent liabilities	2,009	1,981
Total liabilities	142,366	127,818
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2020 and March 31, 2021; 26,126,775 shares issued and 26,034,526 outstanding at December 31, 2020 and 26,431,525 shares issued and 26,298,501 outstanding at March 31, 2021	3	3
Additional paid in capital	109,837	113,067
Treasury shares, at cost, 92,146 shares at December 31, 2020 and 133,024 shares at March 31, 2021	(1,090)	(3,101)
Accumulated deficit	(44,799)	(24,939)
Accumulated other comprehensive loss	(564)	(629)
Total shareholders' equity	63,387	84,401
TOTAL LIABILITIES AND EQUITY	$205,753	$212,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2021
Revenues	$60,429	$88,515
Cost of revenues	29,797	44,345
Gross profit	30,632	44,170
Operating expenses
Research and development	11,814	11,603
Sales and marketing	10,304	10,040
General and administrative	6,446	7,529
Depreciation and amortization	1,695	1,595
Total operating expenses	30,259	30,767
Operating income	373	13,403
Interest expense, net	1,345	1,140
Other (income) expense, net	(216)	42
(Loss) income before income taxes	(756)	12,221
Provision (benefit) for income taxes	82	(7,639)
Net (loss) income	$(838)	$19,860

(Loss) earnings per share
Basic	$(0.03)	$0.76
Diluted	$(0.03)	$0.70
Weighted-average number of shares outstanding to compute net (loss) earnings per share
Basic	25,677,179	26,115,615
Diluted	25,677,179	28,517,713

Share-based compensation included in costs and expenses:
Cost of revenues	$17	$19
Research and development	368	517
Sales and marketing	232	295
General and administrative	194	579
Total share-based compensation	$811	$1,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2021
Net (loss) income	$(838)	$19,860
Other comprehensive loss
Foreign currency translation adjustment	(388)	(65)
Comprehensive (loss) income	$(1,226)	$19,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended March 31, 2020
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2019	25,673	$3	$104,773	$(1,094)	$(63,374)	$(379)	$39,929
Net loss	—	—	—	—	(838)	—	(838)
Share-based compensation	—	—	811	—	—	—	811
Issuance of vested shares	15	—	—	—	—	—	—
Treasury shares withheld for net settlement	(8)	—	—	53	—	—	53
Foreign currency translation	—	—	—	—	—	(388)	(388)
Balance at March 31, 2020	25,680	$3	$105,584	$(1,041)	$(64,212)	$(767)	$39,567

	Three Months Ended March 31, 2021
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2020	26,035	$3	$109,837	$(1,090)	$(44,799)	$(564)	$63,387
Net income	—	—	—	—	19,860	—	19,860
Share-based compensation	—	—	1,259	—	—	—	1,259
Issuance of vested shares	121	—	—	—	—	—	—
Treasury shares withheld for net settlement	(41)	—	—	(2,011)	—	—	(2,011)
Share options exercised	184	—	1,971	—	—	—	1,971
Foreign currency translation	—	—	—	—	—	(65)	(65)
Balance at March 31, 2021	26,299	$3	$113,067	$(3,101)	$(24,939)	$(629)	$84,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months ended March 31,
	2020	2021
Cash flows from operating activities:
Net (loss) income	$(838)	$19,860
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	955	863
Amortization of software and intangible assets	890	857
Amortization of debt issuance costs	137	137
Share-based compensation	811	1,410
Deferred income taxes	(162)	(6,367)
Provision for inventory excess and obsolescence	357	(709)
Other	165	(31)
Change in assets and liabilities:
Receivables	(2,172)	(11,700)
Inventories	8,698	3,236
Prepaid expenses	1,217	(3,099)
Accounts payable	(8,546)	(6,777)
Accrued employee compensation	547	(6,003)
Accrued liabilities	(585)	2,221
Other assets and liabilities	(2,265)	(1,460)
Net cash used in operating activities	(791)	(7,562)
Cash flows from investing activities:
Purchase of property and equipment	(1,053)	(814)
Purchase of software	(157)	(798)
Cash paid for acquisition	(334)	—
Net cash used in investing activities	(1,544)	(1,612)
Cash flows from financing activities:
Proceeds from issuance of revolver debt	10,000	—
Repayment of term loan	(2,500)	(2,500)
Taxes paid from shares withheld	52	(1,563)
Proceeds from share option exercises	—	1,971
Net cash provided by (used in) financing activities	7,552	(2,092)
Effect of exchange rate on cash	(70)	(24)
Net increase (decrease) in cash	5,147	(11,290)
Cash, beginning of period	19,346	62,472
Cash, end of period	$24,493	$51,182
Supplemental disclosure of cash flow information:
Income taxes paid	$149	$92
Interest paid	$1,117	$773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Business and significant accounting policies

Business

Cambium Networks Corporation (“Cambium” or the “Company”), incorporated under the laws of the Cayman Islands, is a holding company whose principal operating entities are Cambium Networks, Ltd. (UK), Cambium Networks, Inc. (USA), and Cambium Networks Private Limited (India).  On October 28, 2011, Cambium acquired the point-to-point (“PTP”) and point-to-multi-point (“PMP”) businesses from Motorola Solutions, Inc. in an acquisition funded by investment funds affiliated with Vector Capital. Cambium Networks became the renamed entity subsequent to the acquisition.

Cambium Networks Corporation and its wholly owned subsidiaries provide fixed wireless broadband and Wi-Fi networking infrastructure solutions that work for businesses, communities and cities worldwide. Cambium Networks’ radios are deployed to connect people, places and things with a unified wireless fabric that spans multiple standards and frequencies of fixed wireless and Wi-Fi, all managed centrally via the cloud. The Company’s solutions are deployed in networks by service providers, enterprise, industrial and government connectivity solutions in urban, suburban and rural environments.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Cambium Networks Corporation and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements as of March 31, 2021, and for the three-month periods ended March 31, 2020 and 2021, and the related notes are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and, in the opinion of management, reflect all adjustments, which comprise only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2021 and results of operations and cash flows for the three-month periods ended March 31, 2020 and 2021. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted.  The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K and filed with the SEC on March 1, 2021.  The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the operating results to be expected for the full year.

The Company has reclassified certain prior period amounts in the condensed consolidated statement of cash flows to conform to the current period’s presentation. Specifically, within the condensed consolidated statements of cash flows, the provision for inventory excess and obsolescence has been reclassified from “Other” to “Provision for inventory excess and obsolescence” and prepaid expenss has been reclassified from “Other assets and liabilities” to “Prepaid expenses”. This change in classification does not affect previously reported cash flows from operating activities in the condensed consolidated statements of cash flows.

Update to Significant Accounting Policies

There have been no material changes to the Company’s signifiant accounting policies disclosed in the 2020 Form 10-K, Part II, Item 8.

Recently adopted accounting pronouncements

  In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modification and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate that is expected to be discontinued. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022, when the reference rate replacement activity is expected to be completed. The adoption of ASU 2020-04 will not have an impact on the condensed consolidated financial statements until the debt agreement is modified to no longer reference LIBOR.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The Company adopted this ASU effective January 1, 2021 on a prospective basis. The adoption of ASU 2019-12 did not have a material impact on the condensed consolidated financial statements.

Note 2. Fair value

The fair value of the Company’s external debt under its Credit Agreement approximates its carrying value because the terms and conditions approximate the terms and conditions of current market debt available to the Company. Due to the floating interest rate the debt is classified as Level 2 of the fair value hierarchy. The external debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities. The fair value of the Company’s Credit Agreement was $55.3 million and $52.8 million as of December 31, 2020 and March 31, 2021, respectively.

The fair value of cash approximates its carrying value (Level 1 of the fair value hierarchy)

Note 3. Balance sheet components

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	March 31,
	2020	2021
		(unaudited)
Finished goods	$35,241	$32,717
Raw materials	4,576	3,864
Gross inventory	39,817	36,581
Less: Excess and obsolete provision	(5,855)	(5,146)
Inventories, net	$33,962	$31,435

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2020	2021
		(unaudited)
Accrued goods and services	$7,937	$6,795
Accrued inventory purchases	4,830	8,139
Accrued customer rebates	7,380	5,855
Other	13	14
Accrued liabilities	$20,160	$20,803

Accrued warranty

Provisions for warranty claims are primarily related to our hardware products and are recorded at the time products are sold. The change to accrued warranty was as follows (unaudited and in thousands):

Three months ended March 31,
2021

Beginning balance	$540
Fulfillment of assumed acquisition warranty	(73)
Provision increase, net	86
Ending balance	$553

At March 31, 2021, $1.1 million is included in Other current liabilities and $0.6 million is included in Other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Note 4. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	March 31,
	Useful Life	2020	2021
			(unaudited)
Equipment and tooling	3 to 5 years	$24,367	$25,500
Computer equipment	3 to 5 years	3,137	3,211
Furniture and fixtures	10 years	745	751
Leasehold improvements	2 to 3 years	282	282
Total cost		28,531	29,744
Less: Accumulated depreciation		(20,996)	(21,853)
Property and equipment, net		$7,535	$7,891

Total depreciation expense was $1.0 million and $0.9 million for the three-month periods ended March 31, 2020 and 2021, respectively.

Note 5. Software

Software consisted of the following (in thousands):

		December 31, 2020			March 31, 2021
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance
					(unaudited)	(unaudited)	(unaudited)
Acquired and Software for internal use	3 to 7 years	$15,680	$(14,214)	$1,466	$15,695	$(14,392)	$1,303
Software marketed for external sale	3 years	3,411	(1,439)	1,972	4,193	(1,564)	2,629
Total		$19,091	$(15,653)	$3,438	$19,888	$(15,956)	$3,932

Amortization of acquired and internal use software is computed using the straight-line method over an estimated useful life of generally three to seven years.  Amortization expense recognized on acquired and internal use software is reflected in depreciation and amortization in the condensed consolidated statements of operations.  Amortization expense was $0.2 million and $0.2 million for the three-month periods ended March 31, 2020 and 2021, respectively.

Amortization expense recognized on software to be sold or marketed externally was $0.2 million and $0.1 million for the three-month periods ended March 31, 2020 and 2021, respectively, and is included in cost of revenues on the condensed consolidated statements of operations.

Based on capitalized software assets at March 31, 2021, estimated amortization expense in future fiscal years is as follows (unaudited and in thousands):

Year ending December 31,	Acquired and internal use software	Software marketed for external use	Total
2021 (April - December)	$509	$629	$1,138
2022	416	891	1,307
2023	168	765	933
2024	68	335	403
2025	68	9	77
Thereafter	74	—	74
Total amortization	$1,303	$2,629	$3,932

Note 6. Goodwill and Intangible Assets

When the Company acquired the trade assets of Motorola Solutions, Inc.’s wireless point-to-point and point-to-multi-point businesses, the transaction generated goodwill and certain intangible assets.  The goodwill associated with this transaction was recorded by Cambium Networks Corporation and allocated to Cambium Networks, Ltd. and Cambium Networks, Inc. using a revenue and asset allocation method. Although goodwill has been allocated to two operating subsidiaries, as noted in Note 15 – Segment information, the Company operates as one operating segment and one reporting unit and therefore, goodwill is reported, and impairment testing performed, at the Cambium Networks Corporation consolidated level.

There was no change in the carrying amount of goodwill during the three-month period ended March 31, 2021 (unaudited).

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

Qualitative assessments for the quarter did not indicate the existence of impairment indicators. Based on the operating results for the three-month period ended March 31, 2021 and other considerations, the Company believes that it is more likely than not that the enterprise value for its one reporting unit and the fair value of intangibles is still greater than their carrying values. Accordingly, no goodwill impairment indicators were present at March 31, 2021 that would necessitate an interim impairment assessment.

The useful life, gross carrying value, accumulated amortization, and net balance for each major class of definite-lived intangible assets at each balance sheet date were as follows (in thousands):

		December 31, 2020			March 31, 2021
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance
					(unaudited)	(unaudited)	(unaudited)
Unpatented technology	3 - 7 years	$14,660	$(14,375)	$285	$14,660	$(14,420)	$240
Customer relationships	5 - 18 years	19,300	(7,128)	12,172	19,300	(7,503)	11,797
Patents	7 years	11,300	(11,300)	—	11,300	(11,300)	—
Trademarks	10 years	5,270	(4,832)	438	5,270	(4,964)	306
Total		$50,530	$(37,635)	$12,895	$50,530	$(38,187)	$12,343

Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value at the end of their useful life.  Intangible assets amortization expense was $0.6 million and $0.6 million for the three-month periods ended March 31, 2020 and 2021, respectively.

Based on capitalized intangible assets as of March 31, 2021, estimated amortization expense amounts in future fiscal years are as follows (unaudited and in thousands):

Year ending December 31,	Amortization
2021 (April - December)	$1,564
2022	1,603
2023	1,498
2024	1,498
2025	1,498
Thereafter	4,682
Total amortization	$12,343

Note 7. Debt

As of March 31, 2021, the Company had $52.8 million outstanding under its current term loan facility and $0.0 million in borrowings under its revolving credit facility. The Company has available $10.0 million under its revolving credit facility (unaudited).

The following table reflects the current and noncurrent portions of the external debt facilities at December 31, 2020 and March 31, 2021 (in thousands):

	December 31,	March 31,
	2020	2021
		(unaudited)
Term loan facility	$55,250	$52,750
Less debt issuance costs	(1,092)	(955)
Total debt, net	54,158	51,795
Less current portion of term facility	(29,747)	(29,572)
Current portion of debt issuance costs	546	546
Total long-term external debt, net	$24,957	$22,769

At March 31, 2021, the current portion of the term facility includes $19.6 million related to a required repayment of principal in accordance with the excess cash flow provision of the term loan agreement based on the calculation of excess cash flow at December 31, 2020, which the Company expects to pay by June 3, 2021. The $19.6 million is included in Current portion of long-term debt, net in the Company’s condensed consolidated balance sheets.

Secured credit agreement

Both the term loan facility and the revolving credit facility mature on December 21, 2022.  The Company is currently operating under the Third Amendment (“Third Amendment”) to the December 21, 2017 credit agreement (as amended and restated, the “Credit Agreement”), which was entered into on June 28, 2019. Under the Third Amendment, the Company is required to make quarterly principal payments of $2.5 million, with the remaining principal due on maturity on December 21, 2022.

Interest accrues on the outstanding principal amount of the term loan on a quarterly basis and is equal to the three-month US Dollar LIBOR rate plus a base rate of 4.75%, 4.25%, or 4.00%, which is determined by the Company’s performance as measured by the consolidated leverage ratio.  The rate on the term loan at December 31, 2020 and March 31, 2021 was 5.5%. In addition to paying interest on the outstanding principal under the term loan facility, the Company is required to pay a commitment fee on the unutilized commitments under the revolving credit facility, quarterly in arrears. The Company is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBOR-based borrowings under the revolving credit facility on a per annum basis, payable in arrears, as well as customer fronting fees for the issuance of letters of credit and agency fees.

The Company is permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Credit Agreement at any time without premium or penalty, other than customary breakage costs with respect to LIBOR- based loans.

Maturities on the external debt outstanding at March 31, 2021 is as follows (unaudited and in thousands):

Year ending December 31,
2021 (April - December)	$27,072
2022	25,678
Total	$52,750

Borrowings under the Credit Agreement are secured by a first-priority lien on substantially all of the Company’s assets, the equity interests in the Company’s subsidiaries, and any intercompany debt. The Credit Agreement contains certain customary affirmative and negative covenants that are usual and customary for companies with similar credit ratings. As of March 31, 2021, the Company was in compliance with all affirmative and negative covenants (unaudited).

Net interest expense, including bank charges and amortization of debt issuance costs on the external debt, was $1.3 million and $1.1 million for the three-month period ended March 31, 2020 and 2021, respectively.

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

Note 8. Employee benefit plans

The Company’s employee benefit plans currently consist of a retirement plan in the United States and a separate defined contribution plan in the UK.  The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. employees that satisfy certain eligibility requirements, including requirements related to age and length of service, are eligible to participate in the Cambium Networks, Inc. 401(k) Plan. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. Under the Cambium Networks, Inc. 401(k) Plan, the Company matches 100% of employee contributions to the 401(k) plan up to a maximum amount of 4% of eligible wages, which matching contributions are subject to vesting in equal annual increments over two years of service. All contributions, including the Company match, are made in cash. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $0.2 million and $0.6 million for the three-month periods ended March 31, 2020 and 2021, respectively.

UK plan

UK employees who satisfy certain eligibility requirements are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan.  Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% of eligible compensation and a company contribution rate of 5% of the employee’s basic salary.  The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%.  Company matching contributions vest immediately and employees are always vested in their own contributions.  All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period.  The total contributed by the Company under this plan was $0.1 million and $0.1 million for the three-month periods ended March 31, 2020 and 2021, respectively.

Note 9. Other (income) expense, net

Net other (income) expense was $(0.2) million and $0.0 million for the three-month periods ended March 31, 2020 and 2021, respectively, and represents foreign exchange gains and losses.

Note 10. Share-based compensation

2019 Share incentive plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the 2019 Share Incentive Plan (“2019 Plan”).  The 2019 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted share awards (“RSAs”), restricted share units (“RSUs”), other share-based awards and performance awards.  The number of shares that were reserved for issuance under the 2019 Plan was 3,400,000, in addition to the 240,037 RSAs and RSUs the Company granted in substitution for unvested Class B Units or phantom units in Vector Cambium Holdings (Cayman), L.P. (“VCH L.P.”) in connection with the Company’s initial public offering (“IPO”) based on a price of $12.00 per share (“Recapitalization Awards”).  The share reserve under the 2019 Plan is automatically increased on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2020 and continuing until, and including, the fiscal year ending December 31, 2029.  The number of shares added annually is equal to the lowest of 1,320,000 shares, 5% of the number of the Company’s shares outstanding on the first day of such fiscal year, or an amount determined by the Board of Directors. On March 1, 2021, the Company registered 1,301,726 additional shares that may be issued under the 2019 Plan.

The Company’s employees, officers, directors, consultants, and advisors are eligible to receive awards under the 2019 Plan.  Incentive share options, however, may only be granted to its employees.  Participants in the 2019 Plan will also consist of persons to whom Recapitalization Awards were granted.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the three-month period ended March 31, 2021 (unaudited):

Number of shares
Available for grant at December 31, 2020	832,134
Added to 2019 Share Incentive Plan	1,301,726
RSUs granted	(247,670)
Options granted	(116,035)
Shares withheld in settlement of taxes and/or exercise price	40,878
Forfeitures	17,812
Available for grant at March 31, 2021	1,828,845

Share-based compensation

The following table shows total share-based compensation expense for the three-month periods ended March 31, 2020 and 2021 (unaudited and in thousands):

	Three Months Ended March 31,
	2020	2021
Cost of revenues	$17	$19
Research and development	368	517
Sales and marketing	232	295
General and administrative	194	579
Total share-based compensation expense	$811	$1,410

For the three-month period ended March 31, 2021, share-based compensation expense includes $0.2 million relating to expense associated with the Company’s employee share purchase plan.

For the three-month period ended March 31, 2020 and 2021, the Company recorded corresponding income tax benefits of $0.0 million and $1.3 million, respectively.

As of March 31, 2021, the Company estimates the pre-tax unrecognized compensation expense of $23.3 million, net of estimated forfeitures, related to all unvested share-based awards, including share options, restricted share units and restricted share awards will be recognized through the first quarter of 2025. The Company expects to satisfy the exercise of share options and future distributions of shares for restricted share units and restricted share awards by issuing new ordinary shares that have been reserved under the 2019 Plan.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. The Company utilized a forfeiture rate of 5% during the three-month period ended March 31, 2021 for estimating the forfeitures of share options and restricted share units granted.

Share options

The following is a summary of option activity for the Company’s share incentive plans for the three-month period ended March 31, 2021 (unaudited):

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2020	3,164,185	$11.24	8.8	$43,793,890
Options granted	116,035	$42.52	—	$—
Options exercised	(183,637)	$10.73	—	$—
Options forfeited	(17,812)	$10.81	—	$—
Outstanding at March 31, 2021	3,078,771	$12.45	8.6	$105,506,263
Options exercisable at March 31, 2021	874,601	$10.70	8.3	$31,502,069
Options vested and expected to vest at March 31, 2021	3,010,772	$12.45	8.6	$103,189,576

Share options typically have a contractual term of ten years from grant date.

At March 31, 2021, the aggregate intrinsic value of options exercisable under the Company’s share incentive plans was $31.5 million.  The Company had 183,637 options exercised during the three-month period ended March 31, 2021.

At March 31, 2021, there was $12.1 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested share option awards. The unrecognized share-based compensation expense is expected to be recognized through the first quarter of 2025.

The fair value of options granted are estimated on the date of grant using the Black-Scholes option pricing model.  The fair value of share options is being amortized on a straight-line basis over the requisite service period of the awards.  The fair value of share options is estimated using the following weighted-average assumptions (unaudited):

	Three Months Ended March 31,
	2020	2021
Expected dividend yield	—	—
Risk-free interest rate	1.80%	1.14%
Weighted-average expected volatility	40.8%	50.9%
Expected term (in years)	6.1	6.5
Weighted average grant-date fair value per share of options granted	$4.34	$21.36

Restricted shares

The following is a summary of restricted shares activity for the Company’s share incentive plans for the three-month period ended March 31, 2021 (unaudited):

	Units	Weighted average grant date fair value
RSU and RSA balance at December 31, 2020	519,197	$4.89
RSUs granted	247,670	$42.63
RSUs and RSAs vested	(121,240)	$4.73
RSUs and RSAs forfeited	—	$—
RSU and RSA balance at March 31, 2021	645,627	$19.40
RSUs and RSAs expected to vest at March 31, 2021	645,627	$19.40

During the three-month period ended March 31, 2021, 247,670 RSUs were granted under the Company’s 2019 Share Incentive Plan and 121,240 RSUs vested. The Company withheld 40,878 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of March 31, 2021, there was $11.2 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested share awards. The unrecognized compensation expense is expected to be recognized through the first quarter of 2025.

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”).  The ESPP was effective on June 25, 2019, and the initial offering period of six months commenced on January 1, 2021 and runs through June 30, 2021. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s ordinary shares on the first trading day of the offering period and the purchase date. Upon adoption of the plan, a total of 550,000 shares were made available under the ESPP.  Per the ESPP, the number of shares that will be available for sale also includes an annual increase on the first day of each fiscal year beginning in 2020, equal to the lesser of:  275,000 shares, 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The Company registered 256,730 and 260,345 additional shares on March 24, 2020 and March 1, 2021, respectively, for a total of 1,067,075 shares that may be issued under the ESPP.

For the three-month period ended March 31, 2021, the Company recognized $0.2 million of share-based compensation expense related to the ESPP. There were no shares issued under the ESPP during the three-month period ended March 31, 2021, as the first purchase date is June 30, 2021.

Note 11. Share capital - shares

The following table reflects the share capital activity (unaudited):

	Number of shares	Value (in thousands)
Balance at December 31, 2020	26,034,526	$3
Issuance of vested shares	121,216	—
Share options exercised	183,637	—
Shares withheld for net settlement of shares issued	(40,878)	—
Balance at March 31, 2021	26,298,501	$3

As of March 31, 2021, no dividends have been declared or paid.

Note 12. Earnings per share

Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period.  Diluted net earnings per share is computed by giving effect to all potentially dilutive ordinary share equivalents outstanding for the period.  For purposes of this calculation, share options, RSUs, RSAs and ESPP awards are considered to be ordinary share equivalents but are excluded from the calculation of diluted earnings (loss) per share when including them would have an anti-dilutive effect.  The following table sets forth the computation of basic and diluted net earnings (loss) per share (unaudited and in thousands, except for share and per share data):

	Three Months Ended March 31,
	2020	2021
Numerator:
Net (loss) income	$(838)	$19,860
Denominator:
Basic weighted average shares outstanding	25,677,179	26,115,615
Dilutive effect of share option awards	—	1,948,192
Dilutive effect of restricted share units and restricted share awards	—	441,581
Dilutive effect of employee share purchase plan awards	—	12,325
Diluted weighted average shares outstanding	25,677,179	28,517,713
Net (loss) earnings per share, basic	$(0.03)	$0.76
Net (loss) earnings per share, diluted	$(0.03)	$0.70

The following outstanding shares of ordinary share equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect (unaudited and in thousands):

	Three Months Ended March 31,
	2020	2021
Share options	2,766	4
Restricted shares (RSUs and RSAs)	713	12
Total	3,479	16

Note 13. Income taxes

The Company’s provision for income taxes is based upon estimated annual tax rates for the year applied to federal, state and foreign income. The Company recorded a provision for income taxes of $0.1 million and a benefit of $(7.6) million for the three-month periods ended March 31, 2020 and 2021, with an effective tax rate of (10.8)% and (62.5)%, respectively. The change in the effective tax rate from (10.8)% for the three-month period ended March 31, 2020 to (62.5)% for the three-month period ended March 31, 2021 was primarily due to the Company’s release of a valuation allowance against the loss carryforwards in its UK entity and tax benefits arising on employee restricted share vesting and option exercises. For the three-month period ended March 31, 2021, the Company’s effective tax rate of (62.5)% was different from the statutory rate of 21.0% primarily due to the release of a valuation allowance against the loss carryforwards in its UK entity, resulting in recognition of a tax benefit, and benefits arising on employee share vesting and option exercises.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis. It established a valuation allowance on all of its net deferred tax assets of its UK entity at June 30, 2019, given that the Company was in a 12-quarter cumulative loss position. The Company had continued to carry the valuation allowance through 2019, and during 2020 through the period ended December 31, 2020, due to a continuing 12-quarter cumulative loss position.

In the first quarter of 2021, management concluded that all of the valuation allowance for the Company’s UK entity’s deferred tax assets was no longer needed. This is primarily due to a 12-quarter cumulative income through the first quarter of 2021 and the forecast of future taxable income. As of March 31, 2021, based on the evaluation of positive and negative evidence, the Company believes it is more likely than not that the net deferred tax assets will be realized by its UK entity. Accordingly, management has recognized a non-recurring tax benefit of $7.7 million related to the valuation allowance reversal. As of March 31, 2021, the Company continued to maintain a valuation allowance of $0.7 million for state research and development tax credit benefits in the state of California. Such assessment may change in the future as further evidence becomes available.

Note 14. Commitments and contingencies

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

Indemnification

The Company generally indemnifies its customers against claims brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark or violates any other proprietary rights of that third party.  The maximum potential amount of future payments the Company may be required to make under these indemnification agreements is not estimable.

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

Legal proceedings

Third parties may from time to time assert legal claims against the Company.  The Company records accruals for loss contingencies to the extent that it concludes it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The Company evaluates, on a regular basis, developments in legal proceedings and other matters that could cause a change in amounts recorded. Due to the inherent uncertainty involving legal matters, the ultimate resolution could differ from amounts recorded. There is no pending or threatened legal proceedings to which the Company is a party, that in the Company’s opinion, is likely to have a material adverse effect on its financial condition or results of operations.

Note 15. Segment information

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.  The Company’s CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.  Accordingly, the Company determined that it operates as one operating segment and one reporting unit.

Note 16. Revenues from contracts with customers

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

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring products or services to a customer. An adjustment to revenue is made to adjust the transaction price to exclude the consideration related to products expected to be returned.  The Company records an asset at the carrying amount of the estimated stock returns and a liability for the estimated amount expected to be refunded to the customer.  The transaction price also excludes other forms of consideration provided to the customer, such as volume-based rebates and co-operative marketing allowances.

The Company recognizes revenue when, or as, it satisfies a performance obligation by transferring control of a promised product or service to a customer.  Revenue from hardware products with essential embedded software is recognized when control of the asset is tranferred, which is typically at the time of shipment. Revenue from perpetual license software is recognized at the point in time that the customer is able to use or benefit from the software.  Extended warranty on hardware products is a performance obligation that is satisfied over time, beginning on the effective date of the warranty period and ending on the expiration of the warranty period.  The Company recognizes revenue on extended warranties on a straight-line basis over the warranty period. Revenue from software subscriptions is recognized ratably over the term in which the services are provided and the performance obligation is satisfied.

The Company enters into revenue arrangements that may consist of multiple performance obligations, such as hardware products and extended warranty.  The Company allocates the transaction price to each performance obligation on a relative standalone selling price basis for each distinct product or service in the contract.  The best evidence of standalone selling price is the observable price of a product or service when the Company sells that product or service separately in similar circumstances and to simlar customers.  If a standalone selling price is not directly observable, the Company estimates the transaction price allocated to each performance obligation using the expected costs plus a margin approach.

Disaggregation of revenues

Revenues by product category were as follows (unaudited and in thousands, except percentages):

	Three Months Ended March 31,
	2020		2021
Point-to-Multi-Point	$34,867	58%	$57,799	65%
Point-to-Point	13,110	22%	17,476	20%
Wi-Fi	11,481	19%	12,123	14%
Other	971	1%	1,117	1%
Total Revenues	$60,429	100%	$88,515	100%

The Company’s products are predominately distributed through a third-party logistics provider with facilities in the United States, Netherlands and China.  The Company has determined the geographical distribution of product revenues based upon the ship-to destinations.

Revenues by geography were as follows (unaudited and in thousands, except percentages):

	Three Months Ended March 31,
	2020		2021
North America	$31,035	51%	$54,195	61%
Europe, Middle East and Africa	18,744	31%	18,690	21%
Caribbean and Latin America	5,230	9%	10,515	12%
Asia Pacific	5,420	9%	5,115	6%
Total Revenues	$60,429	100%	$88,515	100%

Contract balances

The following table summarizes contract balances as of December 31, 2020 and March 31, 2021 (in thousands):

	December 31, 2020	March 31, 2021
		(unaudited)
Trade accounts receivable, net of allowance for credit losses	$56,798	$68,539
Deferred revenue - current	6,471	6,237
Deferred revenue - noncurrent	4,448	4,553
Refund liability	$2,416	$2,213

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

Receivables and concentration of credit risk

Trade accounts receivable represents amounts for which the Company has an unconditional right to payment.  Amounts are in accordance with contractual terms and are recorded at face amount less an allowance for credit losses. The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivables. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity indicators for individual customers.

The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables.  The Company’s standard credit terms with its customers are generally net 30 to 60 days. The Company had one customer representing more than 10% of trade receivables at December 31, 2020 and two customers representing more than 10% of trade receivables at March 31, 2021.

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period.  As of December 31, 2020, deferred revenue (current and noncurrent) of $10.9 million represents the Company’s remaining performance obligations, of which $6.5 million is expected to be recognized within one year, with the remainder to be recognized thereafter.  As of March 31, 2021, deferred revenue (current and noncurrent) of $10.8 million represents the Company’s remaining performance obligations, of which $6.2 million is expected to be recognized within one year, with the remainder to be recognized thereafter (unaudited).

Revenue recognized during the three-month period ended March 31, 2021 which was previously included in deferred revenues as of December 31, 2020 was $1.7 million compared to $2.7 million of revenue recognized during the three-month period ended March 31, 2020 which was previously included in deferred revenues as of December 31, 2019.

Cost to obtain a contract

Sales commissions are incremental costs of obtaining a contract.  The Company has elected to recognize these expenses as incurred, as the amortization period of these costs is one year or less.

Note 17. Leases

Right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date.  The Company’s lease payments are typically fixed or contain fixed escalators.  The Company’s leases typically include certain lock-in periods and renewal options to extend the lease, but does not consider options to extend the lease it is not reasonably certain to exercise.  The Company elected the practical expedient to not separate the lease and non-lease components of its leases and currently has no leases with options to purchase the leased property.

The components of lease expense were as follows and are included in general and administrative expense (unaudited and in thousands):

	Three Months Ended March 31,
	2020	2021
Operating lease cost	$644	$664
Short-term lease cost	27	72
Variable lease costs	109	123
Total lease expense	$780	$859

Supplemental balance sheet information related to leases were as follows (in thousands, except lease term and discount rate):

	Balance Sheet Caption	December 31, 2020	March 31, 2021
			(unaudited)
Operating leases:
Operating lease assets	Operating lease assets	$5,083	$4,625
Current lease liabilities	Other current liabilities	$2,167	$1,963
Noncurrent lease liabilities	Noncurrent operating lease liabilities	$3,332	$3,042
Weighted average remaining lease term (years):
Operating leases		3.35	3.25
Weighted average discount rate:
Operating leases		8.36%	8.26%

Supplemental cash flow information related to leases were as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2020	2021
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$747	$698

The Company’s current lease terms range from one to five years and may include options to extend the lease by one to four years.

Remaining maturities on lease liabilities as of March 31, 2021 is as follows (unaudited and in thousands):

Operating leases
2021 (April - December)	$1,878
2022	1,460
2023	1,331
2024	575
2025	325
Thereafter	177
Total lease payments	5,746
Less: interest	741
Present value of lease liabilities	$5,005

As of March 31, 2021, the Company has two leases, both office facility leases located in India, with the present value of the lease liabilities of $0.7 million, that have not yet commenced.

Note 18. Related party transactions

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

For the three-month periods ended March 31, 2020 and 2021, the Company did not have any related party transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes thereto of Cambium Networks Corporation (“Cambium”, “we”, “our”, or “us”) included elsewhere in this Quarterly Report on Form 10-Q and with the financial statements and related notes and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed March 1, 2021. Results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We provide fixed wireless broadband and Wi-Fi networking infrastructure solutions for network operators, including wireless internet service providers, enterprises, mobile network operators and government agencies, communities and cities worldwide. Our scalable, reliable and high-performance solutions create a purpose-built wireless network deployed indoors and outdoors that connects people, places and things with a unified wireless fabric that spans multiple standards and frequencies of fixed wireless and Wi-Fi, all managed centrally via the cloud. Our multi-gigabit wireless fabric offers a compelling value proposition to traditional fiber and alternative wireless solutions mobile infrastructure.

Our wireless fabric includes intelligent radios, smart antennas, radio frequency, or RF, algorithms, wireless-aware switches and our on-premises or cloud-based network management software. Our embedded proprietary RF technology and software enables automated optimization of data flow at the outermost points in the network, which we refer to as the “intelligent edge”. The intelligent edge offers network operators increased performance, visibility, control and management, as well as the ability to efficiently transfer large amounts of data back to enterprise data centers for fast and efficient analysis and decision-making even in conditions characterized by a high degree of interfering signals generated both within the network or from outside sources, which we refer to as noise. Our products support licensed and unlicensed spectrum, tailored for many frequency bands. We provide deep technical and operational expertise based on years of deploying networks, resulting in ease of use of our products, and all Cambium Networks solutions are backed by our global organization that provides 24/7 support services tailored to meet the business needs of our end users.

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

We offer our fixed wireless broadband and Wi-Fi solutions in three categories:

•

PTP:  We offer PTP solutions that are designed to operate in unlicensed spectrum from 900 MHz to 5.9 GHz and in licensed spectrum from 6-38 and 71-86 GHz. In addition, our PTP 700 operates in NATO Band IV from 4.4-5.9 GHz, as well as in the 7 GHz and 8 GHz bands, and meets stringent federal operating, performance and security standards. The mainstay of our backhaul offering is the PTP 670 for commercial applications and PTP 700 for defense and national security applications. In addition, our PTP 820 series offers carrier-grade microwave backhaul in licensed spectrum, and our PTP 550 offers price-performance leadership in spectral efficiency in sub-6GHz unlicensed spectrum. In addition to dedicated point-to-point platforms, as technology has evolved, solutions have developed that while principally supporting point-to-multi-point architectures, also support point-to-point applications, including the recently introduced 60 GHz cnWave v3000 Client Node and the ePMP Force 425. Revenues from these products are included in the PMP product category in our revenues by product category reporting, as that is their primary application.

•

PMP:  Our PMP portfolio ranges from our top-of-the-line PMP 450 series to our ePMP solutions for network operators that need to optimize for both price and performance to our cnReach family of narrow-bandwidth connectivity products for industrial communications.  The PMP 450 series is optimized for performance in high-density and demanding physical environments, and includes the PMP 450m with integrated cnMedusa massive multi-user multiple input/multiple output, or MU-MIMO, technology.  The PMP 450 product line also supports the FCC’s Citizen Broadband Radio Service, or CBRS. The FCC completed the auction of CBRS Priority Access Licenses, or PAL, in the third quarter of 2020, complementing the existing availability of General Authorized Access, or GAA, licenses. Network operators are adopting the PMP 450 solution to exercise both PAL and GAA licenses. For less demanding environments, ePMP provides a high-quality platform at a more affordable price. The ePMP 3000 supports 4x4 MU-MIMO and is complemented by a broad portfolio of ePMP Force 300 subscriber radios. cnReach products enable IIoT applications, such as supervisory control and data acquisition, or SCADA, processes in the oil and gas, electric utility, water, railroad and other industrial settings. In the fourth quarter of 2020, we began shipping our 60 GHz solution, cnWave, which enables Gbps networking using the 60 GHz band and includes Facebook Terragraph technology.

•

Wi-Fi:  Our Wi-Fi portfolio includes our cnPilot cloud-managed Wi-Fi solutions, our cnMatrix cloud-managed wireless-aware switching solution, our Xirrus Wi-Fi solutions, and our Wi-Fi 6 portfolio of Wi-Fi 6 access points which support both

cnMaestro and Xirrus XMS management. cnPilot is for indoor and outdoor enterprise, small business and home applications and offers a range of Wi-Fi access points and RF technology that enable network optimization based on desired geographic coverage and user density. cnMatrix provides the intelligent interface between wireless and wired networks.  cnMatrix’s policy-based configuration accelerates network deployment, mitigates human error, increases security, and improves reliability. Xirrus has a portfolio of high-performance enterprise Wi-Fi access points and cloud based subscription services. In June 2020, we introduced our first Wi-Fi 6 access point, the XV3-8, which supports both cnPilot and Xirrus solutions. Additional Wi-Fi 6 access points are under development to meet diverse user cases. In the first quarter of 2021, we introduced and began shipping the cnMatrix TX 2020R-P. The TX 2020R-P is the first of a series of switches designed specifically to support PMP and PTP fixed wireless broadband networks, incorporating the cnMatrix enterprise class feature set and incorporating additional features and services pertinent to network operators deploying fixed wireless broadband networks.

We generate a substantial majority of our sales through our global channel distribution network, including, as of March 31, 2021, approximately 170 distributors that we sell to directly, together with over 9,500 value added resellers and system integrators supplied by these distributors, for further sales to end-users.  Our channel partners provide lead generation, pre-sales support and product fulfillment, along with professional services for network design, installation, commissioning and on-going field support.  Although we fulfill sales almost exclusively through our channel partners, through our global sales team we engage directly with network operators in our key vertical markets including service providers, enterprises, industrials, defense and national security entities, and state and local governments. Our sales team responds to bids or requests for quotes, typically in collaboration with a channel partner. Our distributors carry inventory of our products for resale, and generally have stock rotation rights only if they simultaneously place an off-setting order for product.  As such, we generally recognize revenue from sales to distributors on a sell-in basis, and manage our finished goods inventory efficiently to plan for distributor demand.

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

Trends and the impact of COVID-19

Although the outbreak of COVID-19 has resulted and is likely to continue to result in disruption to our business and operations as well as the operations of our customers and suppliers, our markets improved as the need for additional connectivity grew to meet the needs of a remote workforce and remote education. We experienced increases in customer demand, as a result of strong demand for PMP products as the need for connectivity grew, and as schools, businesses, and enterprises continue to operate remotely. We also continue to experience increased PTP revenues as a result of improved federal business and an increase in demand from service providers deploying PMP networks. In addition, we have seen a recovery in enterprise Wi-Fi solutions driven by improved field deployments and the transition to Wi-Fi 6 solutions. We also continue to experience increases in product sales in connection with our wireless broadband solutions for customers accessing the CBRS band. We have benefitted from investments we have made over the past few years in fixed wireless infrastructure technologies in such areas as PMP, including CBRS-compatible products in the U.S., and in new opportunities such as gigabit wireless solutions with our 60 GHz millimeter wave products, our new enterprise Wi-Fi 6, and cloud-enabled wireless switching products. In the U.S., the first phase of the Rural Digital Opportunity Fund, or RDOF, launched by the Federal Communications Commission, or FCC, is expected to accelerate the provision of high-speed broadband service to millions of underserved communities in the U.S. over the next ten years.

However, we expect that continuing shutdowns globally that impact the ability of our end user customers to deploy our products, continued restrictions in travel impacting our sales activities, and general business uncertainty will continue to negatively impact demand in several of our markets. In particular, the surge of COVID-19 in India, and the escalation of additional restrictions as the government responds to this surge, may impact our ability to manage our support obligations to our customers, as our support team operates predominantly in India, as well as our ability to develop new and enhanced products, as many of our product development activities are performed in India.

Our supply operations, although initially impacted by COVID-19 restrictions, have largely recovered. However, we remain constrained by the global component part shortages, particularly the shortage in available semiconductor chipsets, as the global integrated circuit supply is under pressure as demand surpasses supply capacity for certain chipsets, causing foundries to allocate existing supply among their customers. Logistics challenges remain as well, as container shortages in China lengthen availability times of containers and carriage, resulting in increases in relevant freight costs, all at a time when demand across many of our product lines has increased. As a result, we continue to experience increased lead times for the supply of some of our products. We are working with our suppliers to meet our forecasted demand.

We are focused on making sure our employees are safe and continue to operate with a substantial portion of our workforce working from home. We continue to evaluate our timing to open our offices based on the availability and deployment of vaccines among our workforce as well as the incidence of COVID-19 in the communities in which our employees live and work. We have extended remote working and will monitor conditions for extending this further. While we continue to significantly reduce travel, with the opening in certain countries and the easing of shutdowns in many locations, we are allowing select travel to meet customer needs. The third parties that perform our manufacturing, assembly, packaging and shipping have generally remained operational. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities and the impact to the business of our suppliers or customers, all of which are uncertain and cannot be predicted.

In addition, a substantial portion of our Wi-Fi products are manufactured in China, and we continue to monitor tensions between the U.S. and China and their potential impact on our ability to produce and ship our products. To date, no disruption in production or shipments have occurred since China re-opened facilities following the COVID-19 induced shutdown at the end of 2019, other than capacity constraints caused by component shortages. We have, however, continued to incur costs related to increased tariffs for China-manufactured goods, and should tensions escalate, our ability to manufacture our products in China could be affected, causing disruptions in our supply chain, and requiring us to seek other sources of supply.

With respect to liquidity, we believe our balance sheet will provide us the necessary capital to navigate the COVID-19 pandemic. In addition, during 2020, we implemented several initiatives to conserve cash and optimize profitability, including limiting discretionary spending, temporarily reducing personnel costs, eliminating non-essential travel, delaying or reducing hiring activities, and deferring certain discretionary capital expenditures. In 2021, we have and will continue to enforce several of these initiatives to conserve cash and optimize profitability.

Financial results for the three-month period ended March 31, 2021

•	Total revenue was $88.5 million, an increase of 46.5% year-over-year
•	Gross margin was 49.9%
•	Total costs of revenues and operating expenses were $75.1 million
•	Operating income was $13.4 million
•	Net income was $19.9 million, including tax benefit of $7.6 million

Basis of presentation

Revenues

Our revenues are generated primarily from the sale of our products, which consist of hardware with essential embedded software. Our revenues also include limited amounts for software products, extended warranty on hardware products and subscription services. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met. Revenues are recognized net of estimated stock returns, volume-based rebates and cooperative marketing allowances that we provide to distributors. We recognize subscription services revenue ratably over the term in which services are provided and our performance obligation is satisfied. We provide a standard warranty on our hardware products, with the term depending on the product, and record a liability for the estimated future costs associated with potential warranty claims. In addition, we also offer extended warranties for purchase and represents a future performance obligation for us. The extended warranty is included in deferred revenues and is recognized on a straight-line basis over the term of the extended warranty.

Cost of revenues and gross profit

Our cost of revenues is comprised primarily of the costs of procuring finished goods from our third-party manufacturers, third-party logistics and warehousing provider costs, freight costs and warranty costs. We outsource our manufacturing to third-party manufacturers located primarily in Mexico, China, Israel and Taiwan. Cost of revenues also includes costs associated with supply operations, including personnel related costs, provision for excess and obsolete inventory, third-party license costs and third-party costs related to services we provide. Cost of revenues also includes share-based compensation expense and the amortization of capitalized development costs on software marketed for sale.

Gross profit has been and will continue to be affected by various factors, including changes in product mix. The margin profile of products within each of our core product categories can vary significantly depending on the operating performance, features and manufacturer of the product. Generally, our gross margins on backhaul and access point products are greater than those on our customer premise equipment, or CPE, products. Because the ratio of CPE to PTP and PMP access points typically increases as network operators build out the density of their networks, increases in follow-on sales to network operators as a percentage of our total sales typically have a downward effect on our overall gross margins. Finally, gross margin will also vary as a function of changes in pricing due to competitive pressure, our third-party manufacturing and other production costs, cost of shipping and logistics, provision for excess and obsolete inventory and other factors. We expect our gross margins will fluctuate from period to period depending on the interplay of these various factors.

Operating expenses

We classify our operating expense as research and development, sales and marketing, and general and administrative expense. Personnel costs are the primary component of each of these operating expense categories, which consist of personnel costs, such as salaries, sales commissions, benefits, bonuses and share-based compensation expense. In addition, we separate depreciation and amortization in their own category.

Research and development

In addition to personnel-related costs, research and development expense consists of costs associated with design and development of our products, product certification, travel and recruiting. We generally recognize research and development expense as incurred. For certain of our software projects under development, we capitalize the development cost during the period between determining technological feasibility of the product and commercial release. We amortize the capitalized development cost upon commercial release, generally over three years, which is included in cost of revenues. We typically do not capitalize costs related to the development of first-generation product offerings as technological feasibility generally coincides with general availability of the software. Although research and development expenses decreased in 2020 related to lower contractor spend and travel as a result of restrictions due to the COVID-19 pandemic, as these restrictions are lifted, we expect research and development expense to begin to increase as we continue to invest in our future products and services.

Sales and marketing

In addition to personnel costs for sales, marketing, service and product line management personnel, sales and marketing expense consists of our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, national and local regulatory approval on our products, travel and entertainment, and recruiting. Although selling and marketing expenses decreased in 2020 related to lower payroll related costs as a result of our announced restructurings and reduced travel and marketing related spending as a result of restrictions due to the COVID-19 pandemic, we expect sales and marketing expense to begin to increase as these restrictions are lifted and we increase the size of our sales, marketing, service, and product line management organization in support of our growth, and, in particular, as we continue to expand our global distribution network.

General and administrative

In addition to personnel costs, general and administrative expense consists of professional fees, such as legal, audit, accounting, information technology and consulting costs, insurance, facilities and other supporting overhead costs. We expect general and administrative expense to increase in absolute dollars as we continue to incur additional costs associated with being a public company and to support our growth.

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

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations (in thousands):

	Three months ended March 31,
(in thousands)	2020	2021
Statements of Operations Data:
Revenues	$60,429	$88,515
Cost of revenues	29,797	44,345
Gross profit	30,632	44,170
Operating expenses
Research and development	11,814	11,603
Sales and marketing	10,304	10,040
General and administrative	6,446	7,529
Depreciation and amortization	1,695	1,595
Total operating expenses	30,259	30,767
Operating income	373	13,403
Interest expense, net	1,345	1,140
Other (income) expense, net	(216)	42
(Loss) income before income taxes	(756)	12,221
Provision (benefit) for income taxes	82	(7,639)
Net (loss) income	$(838)	$19,860

	Three months ended March 31,
	2020	2021
Percentage of Revenues:
Revenues	100.0%	100.0%
Cost of revenues	49.3%	50.1%
Gross margin	50.7%	49.9%
Operating expenses
Research and development	19.6%	13.1%
Sales and marketing	17.1%	11.4%
General and administrative	10.7%	8.5%
Depreciation and amortization	2.8%	1.8%
Total operating expenses	50.2%	34.8%
Operating income	0.5%	15.1%
Interest expense, net	2.2%	1.3%
Other (income) expense, net	(0.4)%	0.0%
(Loss) income before income taxes	(1.3)%	13.8%
Provision (benefit) for income taxes	0.2%	(8.6)%
Net (loss) income	(1.5)%	22.4%

Comparison of three-month period ended March 31, 2020 to the three-month period ended March 31, 2021

Revenues

	Three months ended March 31,		Change
(dollars in thousands)	2020	2021	$	%
Revenues	$60,429	$88,515	$28,086	46.5%

Revenues increased $28.1 million, or 46.5%, to $88.5 million for the three-month period ended March 31, 2021 from $60.4 million for the three-month period ended March 31, 2020, which was attributable to increased demand across all product categories, with a significant increase coming from our point-to-multi-point product category.  Our revenues continue to benefit from the increase in the number of channel partners, which consists of over 9,500 channel partners as of March 31, 2021.

Revenues by product category

	Three months ended March 31,		Change
(dollars in thousands)	2020	2021	$	%
Point-to-Multi-Point	$34,867	$57,799	$22,932	65.8%
Point-to-Point	13,110	17,476	4,366	33.3%
Wi-Fi	11,481	12,123	642	5.6%
Other	971	1,117	146	15.0%
Total revenues by product category	$60,429	$88,515	$28,086	46.5%

Point-to-Multi-Point

Our PMP revenues increased $22.9 million, or 65.8%, from the three-month period ended March 31, 2020 to 2021, and grew from 58% to 65% of our total revenues over the same period.  Point-to-multi-point revenues benefitted from service providers and governments continuing to scale networks due to requests for increased capacity along with demand for new technology, including CBRS compatible products, ePMP, and 60 GHz millimeter wave products.

Point-to-Point

PTP revenues increased $4.4 million, or 33.3%, from the three-month period ended March 31, 2020 to 2021 as a result of stronger sales in North America driven by increased demand from service providers along with increased sales to the federal government.

Wi-Fi

Wi-Fi revenues increased $0.6 million, or 5.6%, from the three-month period ended March 31, 2020 to 2021. Wi-Fi revenues improved as a result of improving sales in education, and as the retail and hospitality industries begin recovering from the impact of the global shutdowns and other restrictions imposed by the COVID-19 pandemic.

Revenues by geography

	Three months ended March 31,		Change
(dollars in thousands)	2020	2021	$	%
North America	$31,035	$54,195	$23,160	74.6%
Europe, Middle East, Africa	18,744	18,690	(54)	(0.3)%
Caribbean and Latin America	5,230	10,515	5,285	101.1%
Asia Pacific	5,420	5,115	(305)	(5.6)%
Total revenues by geography	$60,429	$88,515	$28,086	46.5%

Revenues increased in North America and Caribbean and Latin America, but remained flat in Europe, Middle East, Africa and decreased slightly in Asia Pacific.  North America grew from 51% to 61% of total revenues from the three-month period ended March 31, 2020 to the three-month period ended March 31, 2021. The increase in North America revenues was primarily due to higher revenues for all product lines, primarily the result of higher PMP revenues due to increased demand for CBRS products, government grant funded programs and new product introductions. Europe, Middle East, Africa revenues remained flat overall, with PMP revenues increasing on sales to a large customer in Italy offset by lower Wi-Fi revenues.  Caribbean and Latin America sales increased 101.1% from the three-month period ended March 31, 2020 to the three-month period ended March 31, 2021 due to higher PMP revenues on increased demand for CBRS products in Puerto Rico and higher Wi-Fi revenues on strength of larger government projects. Asia Pacific revenues decreased slightly due to lower PMP revenues partially offset by higher Wi-Fi revenues and continues to be impacted by business shut-downs and other restrictions due to the COVID-19 pandemic.

Cost of revenues and gross margin

	Three months ended March 31,		Change
(dollars in thousands)	2020	2021	$	%
Cost of revenues	$29,797	$44,345	$14,548	48.8%
Gross margin	50.7%	49.9%		(80) bps

Cost of revenues increased $14.5 million, or 48.8%, to $44.3 million for the three-month period ended March 31, 2021 from $29.8 million for the three-month period ended March 31, 2020.  The increase in cost of revenues was primarily due to increased revenues, but also included higher duty and freight costs to meet current quarter demand.

Gross margin decreased to 49.9% for the three-month period ended March 31, 2021 from 50.7% for the three-month period ended March 31, 2020.  The decrease reflects an increased mix of lower margin products along with higher shipping costs to meet demand and higher production costs due to component shortages.

Operating expenses

	Three months ended March 31,		Change
(dollars in thousands)	2020	2021	$	%
Research and development	$11,814	$11,603	$(211)	(1.8)%
Sales and marketing	10,304	10,040	(264)	(2.6)%
General and administrative	6,446	7,529	1,083	16.8%
Depreciation and amortization	1,695	1,595	(100)	(5.9)%
Total operating expenses	$30,259	$30,767	$508	1.7%

Research and development

Research and development expense decreased $0.2 million, or 1.8%, to $11.6 million for the three-month period ended March 31, 2021 from $11.8 million for the three-month period ended March 31, 2020.  As a percentage of revenues, research and development expenses decreased to 13.1% in 2021 from 19.6% in 2020 over the same period. The decrease in research and development expense was primarily due to higher capitalized software costs of $0.7 million, restructuring costs incurred in the first quarter of 2020 of $0.6 million that did not repeat in the first quarter of 2021, and lower homologation and regulatory testing expense of $0.3 million, partly as a result of Brexit, partially offset by higher corporate bonus accrual of $1.3 million.

Sales and marketing

Sales and marketing expense decreased $0.3 million, or 2.6%, to $10.0 million for the three-month period ended March 31, 2021 from $10.3 million for the three-month period ended March 31, 2020.  As a percentage of revenues, sales and marketing expense decreased to 11.4% in 2021 from 17.1% in 2020 over the same period.  The decrease in sales and marketing expense was primarily due to lower travel-related spend of $0.7 million due to reductions in non-essential travel as a result of restrictions on travel due to the COVID-19 pandemic, restructuring incurred in the first quarter of 2020 of $0.5 million that did not repeat in the first quarter of 2021, and lower marketing-related spend of $0.3 million also as a result of restrictions due to the COVID-19 pandemic. These reductions were partially offset by a higher sales incentive and corporate bonus plan accruals of $1.0 million, along with higher payroll-related costs of $0.3 million due to an increase in headcount.

General and administrative

General and administrative expense increased $1.1 million, or 16.8%, to $7.5 million for the three-month period ended March 31, 2021 from $6.4 million for the three-month period ended March 31, 2020.  As a percentage of revenues, general and administrative expense decreased to 8.5% in 2021 from 10.7% in 2020 over the same period.  The increase in general and administrative expense was primarily due to $0.7 million increase in corporate bonus accrual together with an increase in share-based compensation expense of $0.4 million, and an increase in payroll-related costs of $0.3 million due to increased headcount, offset by lower legal fees of $0.5 million.

Depreciation and amortization

Depreciation and amortization expense decreased $0.1 million, or 5.9%, to $1.6 million for the three-month period ended March 31, 2021 from $1.7 million for the three-month period ended March 31, 2020.  The decrease in depreciation and amortization was mostly driven by assets becoming fully depreciated during 2020.

Interest expense, net

	Three months ended March 31,		Change
(dollars in thousands)	2020	2021	$	%
Interest expense, net	$1,345	$1,140	$(205)	(15.2)%

Interest expense decreased $0.2 million, or 15.2%, to $1.1 million for the three-month period ended March 31, 2021 from $1.3 million for the three-month period ended March 31, 2020.  The decrease was primarily due to a reduction in the interest rate on the term loan from 6.0% to 5.5% along with lower term loan principal balance.

Other expense, net

	Three months ended March 31,		Change
(dollars in thousands)	2020	2021	$	%
Other (income) expense, net	$(216)	$42	$258	nm

Other (income) expense, net changed from income of $0.2 million for the three-month period ended March 31, 2020 to expense of $0.0 million for the three-month period ended March 31, 2021, primarily due to foreign currency fluctuations.

Provision (benefit) for income taxes

	Three months ended March 31,		Change
(dollars in thousands)	2020	2021	$	%
Provision (benefit) for income taxes	$82	$(7,639)	$(7,721)	nm
Effective income tax rate	(10.8)%	(62.5)%

Our provision (benefit) for income taxes changed $7.7 million to a benefit of $7.6 million for the three-month period ended March 31, 2021 from a provision of $0.1 million for the three-month period ended March 31, 2020.  The effective tax rates were (62.5)% and (10.8)% over the same periods, respectively, and reflect the application of our expected annual tax rate to pre-tax results for each of the periods as well as discrete tax impacts that arise during the periods. The change in the effective tax rate from (10.8)% for the three-month period ended March 31, 2020 to (62.5)% for the three-month period ended March 31, 2021, was primarily due to the release of a valuation allowance against the loss carryforwards in our UK entity and tax benefits arising on employee restricted share vesting and option exercises. For the three-month period ended March 31, 2021, our effective tax rate of (62.5)% was different from the statutory rate of 21.0% primarily due to the release of a valuation allowance against the loss carryforwards in our UK entity, resulting in recognition of a tax benefit, and tax benefits arising on employee restricted share vesting and option exercises.

Liquidity and Capital Resources

As of March 31, 2021, we had a cash balance of $51.2 million. Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures.  We believe these needs will be satisfied over at least the next 12 months using existing cash and using cash flow generated by our operations. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We expect to regularly assess market conditions and may take measures, including raising additional equity or incurring additional debt if and when our board of directors determines that doing so is in our best interest.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Three months ended March 31,
	2020	2021
Cash used in operating activities	$(791)	$(7,562)
Cash used in investing activities	$(1,544)	$(1,612)
Cash provided by (used in) financing activities	$7,552	$(2,092)

Cash flows from operating activities

Net cash used in operating activities for the three-month period ended March 31, 2020 of $0.8 million consisted primarily of net loss of $0.8 million, adjustments for depreciation and amortization and other impacts of $2.3 million, share-based compensation of $0.8 million, and changes in operating assets and liabilities that resulted in net cash outflows of $3.1 million. The changes in operating assets and liabilities consisted primarily of a $8.7 million decrease in inventories as we procured additional inventory towards the end of 2019 which was sold in the first quarter of 2020, partially offset by a $2.2 million increase in accounts receivable as a result of lower collections offset by lower sales in the first quarter of 2020, and $8.5 million decrease in accounts payable related to first quarter 2020 payments of inventory purchases made in the fourth quarter of 2019 and a $1.0 million reduction in other assets and liabilities, mostly driven by a reduction in deferred revenue.

Net cash used in operating activities for the three-month period ended March 31, 2021 of $7.6 million consisted primarily of net income of $19.9 million, an increase in deferred income taxes of $6.4 million, adjustments for depreciation and amortization and other impacts of $1.1 million, share-based compensation expense of $1.4 million, and changes in operating assets and liabilities that resulted in net cash outflows of $23.6 million.  The changes in operating assets and liabilities consisted primarily of a $11.7 million increase in accounts receivable as a result of higher sales in 2021, a $6.8 million reduction in accounts payable related to first quarter 2021 payments of inventory purchases made in the fourth quarter of 2020, a $6.0 million decrease in accrued employee compensation primarily due to the payment of the 2020 corporate bonus net of the accrual for the 2021 corporate bonus, and a $3.0 million increase in prepaid expenses due to a prepayment made to a vendor for inventory to be received in the second quarter of 2021. This was partially offset by a $3.2 million decrease in inventories due to strong sales in the first quarter of 2021, and $2.2 million increase in accrued liabilities, primarily the result of higher inventory purchases in transit.

Cash flows from investing activities

Our investing activities for all periods presented consisted of capital expenditures for property, equipment and software in support of the growth of our business. For the three-month period ended March 31, 2020, our investing activities also included cash paid to Riverbed Technology, Inc. related to the acquisition of the Xirrus Wi-Fi business.

Cash flows from financing activities

During the three-month period ended March 31, 2020, net cash provided of $7.6 million was primarily due to $10.0 million in proceeds received from borrowing under our revolving credit facility, partially offset by $2.5 million to repay principal due under our term loan facility.

During the three-month period ended March 31, 2021, net cash used of $2.1 million was primarily due $2.5 million repayment of principal due under our term loan facility, $1.6 million for taxes paid from shares withheld in net settlement of shares, offset by $2.0 million of proceeds received from share option exercises.

Debt

As of March 31, 2021, we had $52.8 million outstanding on our term credit facility and have $10.0 million available under our revolving credit facility. The interest rate in effect on the term credit facility at March 31, 2021 was 5.5%. We expect to repay $27.1 million of indebtedness under our credit facility during the remainder of 2021, including a required payment in the second quarter of 2021 of $19.6 million in accordance with the excess cash flow provision in our term credit facility. We expect to use existing cash and cash generated from operations to meet all debt obligations for the remainder of 2021. Refer to Note 7 – Debt, to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

Contractual Obligations and Commercial Commitments

For the three-month period ended March 31, 2021, there has been no material change to the contractual obligations and commercial commitments disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

During the three-month period ended March 31, 2021, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, filed on March 1, 2021, for a more complete discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three-month period ended March 31, 2021.  We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates.  The U.S. dollar is the single largest currency in which our revenue contracts are denominated.  Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer.  In those instances where our goods and services have already been sold, receivables may be more difficult to collect.  Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins.  We have not entered into any foreign currency hedging transactions.  We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

We do not hold any cash in any investment accounts and all cash is deposited with financial institutions that management believes are of high credit quality.  The Company’s cash consists primarily of U.S. dollar denominated demand accounts.

We had $52.8 million of debt outstanding on our term loan facility and $0.0 million of debt outstanding on our revolving credit facility as of March 31, 2021 under our Credit Agreement.  The Company is exposed to interest rate risk from fluctuations in the US LIBOR rate that is a component of the interest rate used to calculate interest expense on the debt.  Interest accrues on the outstanding principal amount of the term loan on a quarterly basis and is equal to the US LIBOR rate plus a base rate of 4.75%, 4.25% or 4.00%.  The base rate is affected by our financial performance as measured by the consolidated leverage ratio.  The rate on both the term loan and revolving credit facility was 5.5% on March 31, 2021.  A hypothetical 100-basis point increase in interest rates, and assuming a constant base rate, would result in an additional $0.5 million in interest expense related to the external debt per year.

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

There have been no other material changes in our market risk since December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

For additional information, see Note 15 – Commitments and contingencies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Part I, Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 except as discussed below. Additional risk and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

We face risks related to actual or threatened health epidemics and other outbreaks, which could significantly disrupt our manufacturing, sales and other operations.

Our business could be adversely impacted by the effects of a widespread outbreak of contagious disease, such as COVID-19. Although the outbreak of COVID-19 has resulted and is likely to continue to result in disruption to our business and operations as well as the operations of our customers and suppliers, the severity of the impact has lessened, and our markets are recovering as the need for additional connectivity grows to meet the needs of a remote workforce and remote education. However, the surge in the incidence of COVID-19 that some regions are experiencing, such as the surge in India, continues to impact our operations.  The surge in the incidence of COVID-19 in India, and the escalation of additional restrictions as the government responds to this surge, may impact our ability to manage our support obligations to our customers, as our support team operates predominantly in India, as well as our ability to develop new and enhanced products, as many of our development activities are located in India.

In addition, a pandemic or other health crisis could impact our supply operations; for example, as a result of the COVID -19 pandemic, one of our mechanical suppliers ceased operating, causing us to move production to an alternate supplier and we are working with other suppliers who have experienced component part shortages due to capacity constraints caused by COVID-19 that have caused lead times for our products to increase.  The majority of our products are manufactured at contract manufacturers located outside the U.S., and one of our primary distribution centers for the sale and distribution of some of our products is a third-party logistics provider in China. Previously, in an effort to halt the outbreak of COVID-19, the Chinese government placed significant restrictions on travel within China, leading to extended business closures, including closures at our third-party manufacturers.  Although most of the restrictions on operations of our third-party manufacturers and other suppliers have been lifted or eased, our suppliers and third-party manufacturers could continue to be disrupted by worker absenteeism, quarantines, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions and such restrictions could spread to other locations where we outsource manufacture or distribution of our products if the virus and its variants continues to spread or resurge. If our supply chain operations are affected or are curtailed by the outbreak of diseases such as COVID-19, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships.  We may need to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us from our supply chain and subsequently to our customers. Further, if our distributors’ or end user customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.

In addition, freight and logistics constraints caused in part by restrictions imposed by governments to combat the COVID-19 pandemic have resulted in increased costs and constrained available transport, for us and our channel partners.  If our supply chain operations continue to be affected or are curtailed by the outbreak of diseases such as COVID-19, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. We have sought and may continue to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us and from our supply chain and subsequently to our customers.

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

The extent to which the COVID-19 pandemic will impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 and its variants in the future, future government actions in response to the crisis, the acceptance and effectiveness of the COVID-19 vaccines and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, financial results and financial condition. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in our risks set forth in the “Risk Factors” section of our Annual Report on Form 10-K.

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

Cambium Networks Corporation

Date: May 7, 2021	By:	/s/ Atul Bhatnagar
Atul Bhatnagar
President and Chief Executive Officer

Date: May 7, 2021	By:	/s/ Stephen Cumming
Stephen Cumming
Chief Financial Officer