Form 10-Q
period 2021-09-30
Cambium Networks Corp
filed 2021-11-10
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 26,645,954 shares of ordinary shares, $0.0001 par value per share, outstanding.

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

In some cases, forward-looking statements may be identified by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, they should not be relied upon as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•	the unpredictability of our operating results;
•	the impact of component shortages;
•	the impact of logistics, freight and shipping availability shortages and costs increases;
•	the inability of our third-party logistics and warehousing providers to deliver products to our channel partners and network operators in a timely manner;
•	our limited or sole source suppliers’ inability to produce third-party components to build our products;
•	our inability to predict and respond to emerging technological trends and network operators’ changing needs;
•	our ability to respond to increased competition from current competitors as well as emerging companies and established companies that may enter our markets;
•	our reliance on third-party manufacturers, which subjects us to risks of product delivery delays and reduced control over product costs and quality;
•	our reliance on distributors and value-added resellers for the substantial majority of our sales;
•	the impact of actual or threatened health epidemics and other outbreaks;
•	our ability to achieve similar growth rates of our earlier years in future periods;
•	the quality of our support and services offerings;
•	our distributors’ and channel partners’ inability to attract new network operators or sell additional products to network operators that currently use our products;
•	the difficulty of comparing or forecasting our financial results on a quarter-by-quarter basis due to the seasonality of our business;
•	the variation or decline in our gross margin from period-to-period;
•	the technological complexity of our products, which may contain undetected hardware defects or software bugs;
•	our channel partners’ inability to effectively manage inventory of our products, timely resell our products or estimate expected future demand;
•	our inability to effectively forecast demand or manage our inventory;
•	credit risk of our channel partners, which could adversely affect their ability to purchase or pay for our products;
•	our ability to effectively deploy and train our direct sales force;
•	our ability to manage and enhance our brand;
•	unpredictability of sales and revenues due to lengthy sales cycles;
•	any delay in sales or decrease in demand for our products by government agencies;
•	risks associated with international sales and operations;

ii

•	the uncertainty of any economic, financial, trade and legal implications of the withdrawal of the United Kingdom from the European Union;
•	the loss of key personnel or an inability to attract, retain and motivate qualified personnel;
•	the availability of unlicensed RF spectrum and the possibility that such spectrum becomes unavailable through overuse or licensing;
•	the impact of any acquisition of, or investments in, other businesses;
•	the impact of new regulations or standards, or changes in existing regulations or standards, in the U.S. or internationally, related to our products;
•	our reliance on the availability of third-party licenses;
•	our inability to obtain intellectual property protections for our products;
•	our inability to maintain an effective system of internal controls, produce timely and accurate financial statements or comply with applicable regulations;
•	current or future unfavorable economic conditions, both domestically and in foreign markets; and
•	our ability to manage our growth and expand our operations.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Cambium Networks Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,	September 30,
	2020	2021
		(unaudited)
ASSETS
Current assets
Cash	$62,472	$58,596
Receivables, net of allowances of $919 and $723	58,114	70,584
Inventories, net	33,962	28,789
Recoverable income taxes	1,420	1,262
Prepaid expenses	4,143	5,239
Other current assets	5,024	4,408
Total current assets	165,135	168,878
Noncurrent assets
Property and equipment, net	7,535	10,296
Software, net	3,438	5,000
Operating lease assets	5,083	5,227
Intangible assets, net	12,895	11,240
Goodwill	9,842	9,842
Deferred tax assets, net	1,537	7,961
Other noncurrent assets	288	568
TOTAL ASSETS	$205,753	$219,012
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$30,859	$24,882
Accrued liabilities	20,160	18,827
Employee compensation	14,911	13,465
Current portion of long-term external debt, net	29,201	—
Deferred revenues	6,471	7,257
Other current liabilities	6,009	5,586
Total current liabilities	107,611	70,017
Noncurrent liabilities
Long-term external debt, net	24,957	30,249
Deferred revenues	4,448	5,308
Noncurrent operating lease liabilities	3,332	3,999
Deferred tax liabilities, net	9	9
Other noncurrent liabilities	2,009	1,978
Total liabilities	142,366	111,560
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2020 and September 30, 2021; 26,126,672 shares issued and 26,034,526 outstanding at December 31, 2020 and 26,786,201 shares issued and 26,639,483 outstanding at September 30, 2021	3	3
Additional paid in capital	109,837	120,603
Treasury shares, at cost, 92,146 shares at December 31, 2020 and 146,718 shares at September 30, 2021	(1,090)	(3,663)
Accumulated deficit	(44,799)	(8,805)
Accumulated other comprehensive loss	(564)	(686)
Total shareholders' equity	63,387	107,452
TOTAL LIABILITIES AND EQUITY	$205,753	$219,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenues	$72,971	$75,920	$195,654	$257,144
Cost of revenues	36,902	39,900	98,481	130,862
Gross profit	36,069	36,020	97,173	126,282
Operating expenses
Research and development	10,213	12,082	31,326	36,302
Sales and marketing	8,293	9,938	26,632	29,696
General and administrative	8,604	6,640	21,675	22,065
Depreciation and amortization	1,643	1,548	5,038	4,707
Total operating expenses	28,753	30,208	84,671	92,770
Operating income	7,316	5,812	12,502	33,512
Interest expense, net	1,259	752	4,129	3,208
Other expense, net	318	88	80	209
Income before income taxes	5,739	4,972	8,293	30,095
Provision (benefit) for income taxes	144	355	224	(5,899)
Net income	$5,595	$4,617	$8,069	$35,994

Earnings per share
Basic	$0.22	$0.17	$0.31	$1.37
Diluted	$0.21	$0.16	$0.31	$1.25
Weighted-average number of shares outstanding to compute net earnings per share
Basic	25,691,357	26,540,843	25,683,969	26,342,113
Diluted	26,346,673	28,639,177	25,867,164	28,705,677

Share-based compensation included in costs and expenses:
Cost of revenues	$16	$39	$51	$108
Research and development	396	834	1,186	2,193
Sales and marketing	251	540	726	1,374
General and administrative	291	663	742	1,909
Total share-based compensation	$954	$2,076	$2,705	$5,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net income	$5,595	$4,617	$8,069	$35,994
Other comprehensive income (loss)
Foreign currency translation adjustment	103	(38)	(301)	(122)
Comprehensive income	$5,698	$4,579	$7,768	$35,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended September 30, 2020
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at June 30, 2020	25,684	$3	$106,524	$(1,048)	$(60,900)	$(783)	$43,796
Net loss	—	—	—	—	5,595	—	5,595
Share-based compensation	—	—	954	—	—	—	954
Issuance of vested shares	4	—	—	—	—	—	—
Treasury shares withheld for net settlement	(1)	—	—	(15)	—	—	(15)
Share options exercised	14	—	163	—	—	—	163
Foreign currency translation	—	—	—	—	—	103	103
Balance at September 30, 2020	25,701	$3	$107,641	$(1,063)	$(55,305)	$(680)	$50,596

	Nine Months Ended September 30, 2020
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2019	25,673	$3	$104,773	$(1,094)	$(63,374)	$(379)	$39,929
Net loss	—	—	—	—	8,069	—	8,069
Share-based compensation	—	—	2,705	—	—	—	2,705
Issuance of vested shares	24	—	—	—	—	—	—
Treasury shares withheld for net settlement	(10)	—	—	31	—	—	31
Share options exercised	14	—	163	—	—	—	163
Foreign currency translation	—	—	—	—	—	(301)	(301)
Balance at September 30, 2020	25,701	$3	$107,641	$(1,063)	$(55,305)	$(680)	$50,596

	Three Months Ended September 30, 2021
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at June 30, 2021	26,503	$3	$117,521	$(3,276)	$(13,422)	$(648)	$100,178
Net income	—	—	—	—	4,617	—	4,617
Share-based compensation	—	—	1,886	—	—	—	1,886
Issuance of ordinary shares	—	—	—	—	—	—	—
Issuance of vested shares	34	—	—	—	—	—	—
Treasury shares withheld for net settlement	(11)	—	—	(387)	—	—	(387)
Share options exercised	113	—	1,196	—	—	—	1,196
Foreign currency translation	—	—	—	—	—	(38)	(38)
Balance at September 30, 2021	26,639	$3	$120,603	$(3,663)	$(8,805)	$(686)	$107,452

	Nine Months Ended September 30, 2021
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2020	26,035	$3	$109,837	$(1,090)	$(44,799)	$(564)	$63,387
Net income	—	—	—	—	35,994	—	35,994
Share-based compensation	—	—	5,061	—	—	—	5,061
Issuance of ordinary shares	39	—	1,164	—	—	—	1,164
Issuance of vested shares	195	—	—	—	—	—	—
Treasury shares withheld for net settlement	(55)	—	—	(2,573)	—	—	(2,573)
Share options exercised	425	—	4,541	—	—	—	4,541
Foreign currency translation	—	—	—	—	—	(122)	(122)
Balance at September 30, 2021	26,639	$3	$120,603	$(3,663)	$(8,805)	$(686)	$107,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months ended September 30,
	2020	2021
Cash flows from operating activities:
Net income	$8,069	$35,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,817	2,526
Amortization of software and intangible assets	2,688	2,720
Amortization of debt issuance costs	409	663
Share-based compensation	2,705	5,584
Deferred income taxes	(684)	(6,424)
Provision for inventory excess and obsolescence	1,933	(684)
Other	571	(176)
Change in assets and liabilities:
Receivables	7,931	(12,489)
Inventories	10,567	5,857
Prepaid expenses	1,263	(1,103)
Accounts payable	175	(7,110)
Accrued employee compensation	5,313	(1,786)
Accrued liabilities	(147)	(128)
Other assets and liabilities	(1,791)	951
Net cash provided by operating activities	41,819	24,395
Cash flows from investing activities:
Purchase of property and equipment	(2,432)	(4,197)
Purchase of software	(921)	(2,591)
Cash paid for acquisition	(334)	—
Net cash used in investing activities	(3,687)	(6,788)
Cash flows from financing activities:
Proceeds from issuance of revolver debt	10,000	—
Repayment of term loan	(7,500)	(24,572)
Repayment of revolver debt	(10,000)	—
Issuance of ordinary shares	—	833
Taxes paid from shares withheld	31	(2,254)
Proceeds from share option exercises	163	4,541
Net cash used in financing activities	(7,306)	(21,452)
Effect of exchange rate on cash	(52)	(31)
Net increase (decrease) in cash	30,774	(3,876)
Cash, beginning of period	19,346	62,472
Cash, end of period	$50,120	$58,596
Supplemental disclosure of cash flow information:
Income taxes paid	$1,626	$573
Interest paid	$3,138	$1,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Business and significant accounting policies

Business

Cambium Networks Corporation (“Cambium” or “Cambium Networks” or the “Company”), incorporated under the laws of the Cayman Islands, is a holding company whose principal operating entities are Cambium Networks, Ltd. (UK), Cambium Networks, Inc. (USA), and Cambium Networks Private Limited (India).  On October 28, 2011, Cambium acquired the point-to-point (“PTP”) and point-to-multi-point (“PMP”) businesses from Motorola Solutions, Inc. in an acquisition funded by investment funds affiliated with Vector Capital. Cambium Networks became the renamed entity subsequent to the acquisition.  Cambium Networks completed an initial public offering of its ordinary shares and listed its ordinary shares on The NASDAQ Global Market in June 2019.

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Cambium Networks Corporation and its wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated.  The condensed consolidated financial statements as of September 30, 2021, and for the three-month and nine-month periods ended September 30, 2020 and 2021, and the related notes are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and, in the opinion of management, reflect all adjustments, which comprise only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2021 and results of operations for the three-month and nine-month periods ended September 30, 2020 and 2021 and cash flows for the nine-month periods ended September 30, 2020 and 2021. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted.  The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K and filed with the SEC on March 1, 2021.  The results of operations for the three-month and nine-month periods ended September 30, 2021 are not necessarily indicative of the operating results to be expected for the full year.

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

Note 2. Fair value

The fair value of the Company’s external debt under its Credit Agreement (as defined below) approximates its carrying value because the terms and conditions approximate the terms and conditions of current market debt available to the Company. Due to the floating interest rate the debt is classified as Level 2 of the fair value hierarchy. The external debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities. The fair value of the Company’s Credit Agreement was $55.3 million and $30.7 million as of December 31, 2020 and September 30, 2021, respectively.

The fair value of cash approximates its carrying value (Level 1 of the fair value hierarchy)

Note 3. Balance sheet components

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	September 30,
	2020	2021
		(unaudited)
Finished goods	$35,241	$30,617
Raw materials	4,576	3,044
Gross inventory	39,817	33,661
Less: Excess and obsolete provision	(5,855)	(4,872)
Inventories, net	$33,962	$28,789

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	September 30,
	2020	2021
		(unaudited)
Accrued goods and services	$7,937	$7,345
Accrued inventory purchases	4,830	4,638
Accrued customer rebates	7,380	6,844
Other	13	—
Accrued liabilities	$20,160	$18,827

Accrued warranty

Provisions for warranty claims are primarily related to our hardware products and are recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Nine months ended September 30,
	2020	2021
		(unaudited)
Beginning balance	$706	$1,714
Warranties assumed due to acquisition	1,174	—
Fulfillment of assumed acquisition warranty	(482)	(207)
Provision increase, net	316	227
Ending balance	$1,714	$1,734

At September 30, 2021, $1.2 million is included in Other current liabilities and $0.5 million is included in Other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Note 4. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	September 30,
	Useful Life	2020	2021
			(unaudited)
Equipment and tooling	3 to 5 years	$24,367	$28,924
Computer equipment	3 to 5 years	3,137	3,620
Furniture and fixtures	10 years	745	835
Leasehold improvements	2 to 3 years	282	384
Total cost		28,531	33,763
Less: Accumulated depreciation		(20,996)	(23,467)
Property and equipment, net		$7,535	$10,296

Total depreciation expense was $0.9 million and $0.8 million for the three-month periods ended September 30, 2020 and 2021, respectively, and $2.8 million and $2.5 million for the nine-month periods ended September 30, 2020 and 2021, respectively.

Note 5. Software

Software consisted of the following (in thousands):

		December 31, 2020			September 30, 2021
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance
					(unaudited)	(unaudited)	(unaudited)
Acquired and Software for internal use	3 to7 years	$15,680	$(14,214)	$1,466	$15,729	$(14,737)	$992
Software marketed for external sale	3 years	3,411	(1,439)	1,972	5,986	(1,978)	4,008
Total		$19,091	$(15,653)	$3,438	$21,715	$(16,715)	$5,000

Amortization of acquired and internal use software is computed using the straight-line method over an estimated useful life of generally three to seven years.  Amortization expense recognized on acquired and internal use software is reflected in depreciation and amortization in the condensed consolidated statements of operations.  Amortization expense was $0.2 million and $0.1 million for the three-month periods ended September 30, 2020 and 2021, respectively, and $0.6 million and $0.5 million for the nine-month periods ended September 30, 2020 and 2021, respectively.

Amortization expense recognized on software to be sold or marketed externally was $0.2 million and $0.2 million for the three-month periods ended September 30, 2020 and 2021, respectively, and $0.5 million and $0.5 million for the nine-month periods ended September 30, 2020 and 2021 and is included in cost of revenues on the condensed consolidated statements of operations.

Based on capitalized software assets at September 30, 2021, estimated amortization expense in future fiscal years is as follows (unaudited and in thousands):

Year ending December 31,	Acquired and internal use software	Software marketed for external use	Total
2021 (October - December)	$167	$299	$466
2022	428	1,249	1,677
2023	179	1,363	1,542
2024	76	847	923
2025	68	250	318
Thereafter	74	—	74
Total amortization	$992	$4,008	$5,000

Note 6. Goodwill and Intangible Assets

When the Company acquired the trade assets of Motorola Solutions, Inc.’s wireless point-to-point and point-to-multi-point businesses in 2011, the transaction generated goodwill and certain intangible assets.  The goodwill associated with this transaction was recorded by Cambium Networks Corporation and allocated to Cambium Networks, Ltd. and Cambium Networks, Inc. using a revenue and asset allocation method. Although goodwill has been allocated to two operating subsidiaries, as noted in Note 15 – Segment information, the Company operates as one operating segment and one reporting unit and therefore, goodwill is reported, and impairment testing performed, at the Cambium Networks Corporation consolidated level.

There was no change in the carrying amount of goodwill during the nine-month period ended September 30, 2021 (unaudited).

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

Qualitative assessments for the quarter did not indicate the existence of impairment indicators. Based on the operating results for the nine-month period ended September 30, 2021 and other considerations, the Company believes that it is more likely than not that the enterprise value for its one reporting unit and the fair value of intangibles is still greater than their carrying values. Accordingly, no goodwill impairment indicators were present at September 30, 2021 that would necessitate an interim impairment assessment.

The useful life, gross carrying value, accumulated amortization, and net balance for each major class of definite-lived intangible assets at each balance sheet date were as follows (in thousands):

		December 31, 2020			September 30, 2021
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance
					(unaudited)	(unaudited)	(unaudited)
Unpatented technology	3 - 7 years	$14,660	$(14,375)	$285	$14,660	$(14,510)	$150
Customer relationships	5 - 18 years	19,300	(7,128)	12,172	19,300	(8,253)	11,047
Patents	7 years	11,300	(11,300)	—	11,300	(11,300)	—
Trademarks	10 years	5,270	(4,832)	438	5,270	(5,227)	43
Total		$50,530	$(37,635)	$12,895	$50,530	$(39,290)	$11,240

Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value at the end of their useful life.  Intangible assets amortization expense was $0.6 million and $0.6 million for the three-month periods ended September 30, 2020 and 2021, respectively, and $1.7 million and $1.7 million for the nine-month periods ended September 30, 2020 and 2021.

Based on capitalized intangible assets as of September 30, 2021, estimated amortization expense amounts in future fiscal years are as follows (unaudited and in thousands):

Year ending December 31,	Amortization
2021 (October - December)	$461
2022	1,603
2023	1,498
2024	1,498
2025	1,498
Thereafter	4,682
Total amortization	$11,240

Note 7. Debt

As of September 30, 2021, the Company had $30.7 million outstanding under its current term loan facility and $0.0 million outstanding under its revolving credit facility. The Company has available $10.0 million under its revolving credit facility (unaudited).

The following table reflects the current and noncurrent portions of the external debt facilities at December 31, 2020 and September 30, 2021 (in thousands):

	December 31,	September 30,
	2020	2021
		(unaudited)
Term loan facility	$55,250	$30,678
Less debt issuance costs	(1,092)	(429)
Total debt	54,158	30,249
Less current portion of term facility	(29,747)	-
Current portion of debt issuance costs	546	-
Total long-term external debt, net	$24,957	$30,249

Secured credit agreement

  The Company is currently operating under the Third Amendment (“Third Amendment”) to the December 21, 2017 credit agreement (as amended and restated, the “Credit Agreement”), which was entered into on June 28, 2019 with Silicon Valley Bank. Both the term loan facility and the revolving credit facility mature on December 21, 2022.

Interest accrues on the outstanding principal amount of the term loan on a quarterly basis and is equal to a base rate of the higher of (a) 1.25% per annum or (b) the rate per annum determined by reference to the 1-, 2-, 3- or 6-month US Dollar LIBOR rate as selected by the Company, plus an applicable margin of 4.75%, 4.25%, or 4.00% as determined by the Company’s performance as measured by the consolidated leverage ratio.  The rate on the term loan was 5.5% at December 31, 2020 and 5.25% at September 30, 2021. In addition to paying interest on the outstanding principal under the term loan facility, the Company is required to pay a commitment fee on the unutilized commitments under the revolving credit facility, quarterly in arrears. The Company is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBOR-based borrowings under the revolving credit facility on a per annum basis, payable in arrears, as well as customer fronting fees for the issuance of letters of credit and agency fees.

Under the Third Amendment, the Company is required to make quarterly principal payments of $2.5 million, with the remaining principal due on maturity on December 21, 2022 The Company made a required prepayment in the second quarter of 2021 of $19.6 million in accordance with the excess cash flow provision in the Credit Agreement which was applied to the third quarter $2.5 million principal payment and will be applied to the scheduled principal payments over the next four quarters, with the next payment not due until the debt matures on December 21, 2022, at which time the remaining outstanding principal will be due. The Company is required to pay interest quarterly on the outstanding balance. The Company is permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the Credit Agreement at any time without premium or penalty, other than customary breakage costs with respect to LIBOR- based loans.

Maturities on the external debt outstanding at September 30, 2021 is as follows (unaudited and in thousands):

Year ending December 31,
2021 (October - December)	$—
2022	30,678
Total	$30,678

Borrowings under the Credit Agreement are secured by a first-priority lien on substantially all of the Company’s assets, the equity interests in the Company’s subsidiaries, and any intercompany debt. The Credit Agreement contains certain customary affirmative and negative covenants that are usual and customary for companies with similar credit ratings. As of September 30, 2021, the Company was in compliance with all affirmative and negative covenants (unaudited).

Net interest expense, including bank charges and amortization of debt issuance costs on the external debt, was $1.2 million and $0.7 million for the three-month periods ended September 30, 2020 and 2021, respectively, and $4.1 million and $3.2 million for the nine-month periods ended September 30, 2020 and 2021, respectively. The nine-month period ended September 30, 2021 include $0.3 million of additional amortization of debt issuance costs associated with the excess cash flow payment.

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

U.S. plan

U.S. employees that satisfy certain eligibility requirements, including requirements related to age and length of service, are eligible to participate in the Cambium Networks, Inc. 401(k) Plan. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. Under the Cambium Networks, Inc. 401(k) Plan, the Company matches 100% of employee contributions to the 401(k) plan up to a maximum amount of 4% of eligible wages, which matching contributions are subject to vesting in equal annual increments over two years of service. All contributions, including the Company match, are made in cash. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $0.3 million and $0.2 million for the three-month periods ended September 30, 2020 and 2021, respectively, and $0.8 million and $1.0 million for the nine-month periods ended September 30, 2020 and 2021, respectively.

UK plan

UK employees who satisfy certain eligibility requirements are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan.  Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% of eligible compensation and a company contribution rate of 5% of the employee’s basic salary.  The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%.  Company matching contributions vest immediately and employees are always vested in their own contributions.  All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period.  The total contributed by the Company under this plan was $0.1 million and $0.1 million for the three-month periods ended September 30, 2020 and 2021, respectively, and $0.3 million and $0.3 million for the nine-month periods ended September 30, 2020 and 2021, respectively.

Note 9. Other expense, net

Net other expense was $0.3 million and $0.1 million for the three-month periods ended September 30, 2020 and 2021, respectively, and $0.1 million and $0.2 million for the nine-month periods ended September 30, 2020 and 2021, respectively, and represents foreign exchange gains and losses.

Note 10. Share-based compensation

2019 Share incentive plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the 2019 Share Incentive Plan (“2019 Plan”).  The 2019 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted share awards (“RSAs”), restricted share units (“RSUs”), other share-based awards and performance awards.  The number of shares that were reserved for issuance under the 2019 Plan was 3,400,000, in addition to the 240,037 RSAs and RSUs the Company granted in substitution for unvested Class B Units or phantom units in Vector Cambium Holdings (Cayman), L.P. (“VCH L.P.”). The Class B Units and phantom units were exchanged for RSAs or RSUs in connection with the Company’s initial public offering (“IPO”), based on a price of $12.00 per share (“Recapitalization Awards”).  The share reserve under the 2019 Plan is automatically increased on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2020 and continuing until, and including, the fiscal year ending December 31, 2029.  The number of shares added annually is equal to the lowest of 1,320,000 shares, 5% of the number of the Company’s shares outstanding on the first day of such fiscal year, or an amount determined by the Board of Directors. As a result, on March 1, 2021, the Company registered 1,301,726 additional shares that may be issued under the 2019 Plan.

The Company’s employees, officers, directors, consultants, and advisors are eligible to receive awards under the 2019 Plan.  Incentive share options, however, may only be granted to its employees.  Participants in the 2019 Plan will also consist of persons to whom Recapitalization Awards were granted.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the nine-month period ended September 30, 2021 (unaudited):

Number of shares
Available for grant at December 31, 2020	832,134
Added to 2019 Share Incentive Plan	1,301,726
RSUs granted	(259,615)
Options granted	(116,035)
Shares withheld in settlement of taxes and/or exercise price	54,572
Forfeitures	24,687
Available for grant at September 30, 2021	1,837,469

Share-based compensation

The following table shows total share-based compensation expense for the three-month and nine-month periods ended September 30, 2020 and 2021 (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Cost of revenues	$16	$39	$51	$108
Research and development	396	834	1,186	2,193
Sales and marketing	251	540	726	1,374
General and administrative	291	663	742	1,909
Total share-based compensation expense	$954	$2,076	$2,705	$5,584

For the three-month and nine-month periods ended September 30, 2021, the Company recorded share-based compensation expense of $2.1 million and $5.6 million, respectively. For the three-month and nine-month periods ended September 30, 2020, the Company recorded share-based compensation expense of $1.0 million and $2.7 million, respectively.

For the three-month periods ended September 30, 2020 and 2021, the Company recorded corresponding income tax benefits of $0.2 million and $0.6 million, respectively, and for the nine-month period ended September 30, 2020 and 2021, the Company recorded corresponding tax benefits of $0.5 million and $3.0 million, respectively.

As of September 30, 2021, the Company estimates the pre-tax unrecognized compensation expense of $19.5 million, net of estimated forfeitures, related to all unvested share-based awards, including share options, restricted share units and restricted share awards will be recognized through the first quarter of 2025. The Company expects to satisfy the exercise of share options and future distributions of shares for restricted share units and restricted share awards by issuing new ordinary shares that have been reserved under the 2019 Plan.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. The Company utilized a forfeiture rate of 8.2% during the nine-month period ended September 30, 2021 for estimating the forfeitures of share options and restricted share units granted.

Share options

The following is a summary of option activity for the Company’s share incentive plans for the nine-month period ended September 30, 2021 (unaudited):

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2020	3,164,185	$11.24	8.8	$43,793,890
Options granted	116,035	$42.52	—	$—
Options exercised	(425,184)	$10.68	—	$—
Options forfeited	(21,312)	$11.00	—	$—
Outstanding at September 30, 2021	2,833,724	$12.61	8.2	$67,564,369
Options exercisable at September 30, 2021	1,114,876	$11.22	8.0	$27,841,726
Options vested and expected to vest at September 30, 2021	2,761,432	$12.60	8.2	$65,844,785

Share options typically have a contractual term of ten years from grant date.

At September 30, 2021, the aggregate intrinsic value of options exercisable under the Company’s share incentive plans was $27.8 million.  The Company had 425,184 options exercised during the nine-month period ended September 30, 2021.

At September 30, 2021, there was $9.7 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested share option awards. The unrecognized share-based compensation expense is expected to be recognized through the first quarter of 2025.

The fair value of options granted are estimated on the date of grant using the Black-Scholes option pricing model.  The fair value of share options is being amortized on a straight-line basis over the requisite service period of the awards.  The fair value of share options is estimated using the following weighted-average assumptions (unaudited):

	Nine Months Ended September 30,
	2020	2021
Expected dividend yield	—	—
Risk-free interest rate	0.39%	1.14%
Weighted-average expected volatility	50.0%	50.9%
Expected term (in years)	6.5	6.5
Weighted average grant-date fair value per share of options granted	$7.56	$21.36

Restricted shares

The following is a summary of restricted shares activity for the Company’s share incentive plans for the nine-month period ended September 30, 2021 (unaudited):

	Units	Weighted average grant date fair value
RSU and RSA balance at December 31, 2020	519,197	$4.89
RSUs and RSAs granted	259,615	$42.63
RSUs and RSAs vested	(194,757)	$4.95
RSUs and RSAs forfeited	(3,375)	$42.52
RSU and RSA balance at September 30, 2021	580,680	$21.53
RSUs and RSAs expected to vest at September 30, 2021	580,680	$21.53

During the nine-month period ended September 30, 2021, 259,615 RSUs were granted under the Company’s 2019 Share Incentive Plan and 194,757 RSUs and RSAs vested. The Company withheld 54,572 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of September 30, 2021, there was $9.8 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested restricted share awards and restricted share units. The unrecognized compensation expense is expected to be recognized through the third quarter of 2025.

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”).  The ESPP was effective on June 25, 2019, and the current offering period of six months commenced on July 1, 2021 and runs through December 31, 2021. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s ordinary shares on the first trading day of the offering period and the purchase date. Upon adoption of the plan, a total of 550,000 shares were made available under the ESPP.  Per the ESPP, the number of shares that will be available for sale also includes an annual increase on the first day of each fiscal year beginning in 2020, equal to the lesser of:  275,000 shares, 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The Company registered 256,730 and 260,345 additional shares on March 24, 2020 and March 1, 2021, respectively, for a total of 1,067,075 shares that may be issued under the ESPP.

For the three-month and nine-month periods ended September 30, 2021, the Company recognized $0.2 million and $0.5 million, respectively, of share-based compensation expense related to the ESPP. There were 39,061 shares issued under the ESPP during the six-month offering period that ended on June 30, 2021.

Note 11. Share capital - shares

The following table reflects the share capital activity (unaudited):

	Number of shares	Value (in thousands)
Balance at December 31, 2020	26,034,526	$3
Issuance of ordinary shares under employee share purchase plan	39,061	—
Issuance of vested shares	195,284	—
Share options exercised	425,184	—
Shares withheld for net settlement of shares issued	(54,572)	—
Balance at September 30, 2021	26,639,483	$3

As of September 30, 2021, no dividends have been declared or paid.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Numerator:
Net income	$5,595	$4,617	$8,069	$35,994
Denominator:
Basic weighted average shares outstanding	25,691,357	26,540,843	25,683,969	26,342,113
Dilutive effect of share option awards	281,244	1,785,873	—	1,968,804
Dilutive effect of restricted share units and restricted share awards	374,072	312,459	183,195	382,951
Dilutive effect of employee share purchase plan	—	2	—	11,809
Diluted weighted average shares outstanding	26,346,673	28,639,177	25,867,164	28,705,677
Net earnings per share, basic	$0.22	$0.17	$0.31	$1.37
Net earnings per share, diluted	$0.21	$0.16	$0.31	$1.25

Note 13. Income taxes

The Company’s provision for income taxes is based upon the estimated annual tax rate for the year applied to federal, state and foreign income. The Company recorded a provision for income taxes of $0.1 million and a provision of $0.4 million for the three-month periods ended September 30, 2020 and 2021, with an effective tax rate of 2.5% and 7.1%, respectively. In the three-month period ended September 30, 2020, the effective tax rate of 2.5% was primarily due to a partial release of a valuation allowance against the loss carryforwards in the Company’s UK entity. For the three-month period ended September 30, 2021, the effective tax rate of 7.1% did not benefit from the release of a valuation allowance, as all of the remaining valuation allowance on the UK NOL was released in the first quarter of 2021. For the three-month period ended September 30, 2021, the Company’s effective tax rate of 7.1% was different from the statutory rate of 21.0%, primarily due to tax benefits arising on employee restricted share vesting and option exercises.

In the nine-month periods ended September 30, 2020 and 2021, the Company recorded a provision for income taxes of $0.2 million and a tax benefit of $(5.9) million, with an effective tax rate of 2.7% and (19.6)%, respectively. The change in the effective tax rate from 2.7% to (19.6)% was primarily due to the release of a valuation allowance against the loss carryforwards in the Company’s UK entity and tax benefits arising on employee restricted share vesting and option exercises. For the nine-month period ended September 30, 2021, the Company’s effective tax rate of (19.6)% was different from the statutory rate of 21.0% primarily due to the release of a valuation allowance against the loss carryforwards in the Company’s UK entity resulting in recognition of a tax benefit, and tax benefits arising on employee restricted share vesting and option exercises.

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

In the first quarter of 2021, management concluded that all of the valuation allowance on the Company’s UK entity’s deferred tax assets was no longer needed. This is primarily due to a 12-quarter cumulative income through the first quarter of 2021 and the forecast of future taxable income. As of September 30, 2021, based on the evaluation of positive and negative evidence, the Company believes it is more likely than not that the net deferred tax assets will be realized by its UK entity. Accordingly, management has recognized, and continues to recognize a non-recurring tax benefit of $7.7 million related to the valuation allowance reversal. As of September 30, 2021, the Company continued to maintain a valuation allowance of $0.7 million for state research and development tax credit benefits in the state of California. Such assessment may change in the future as further evidence becomes available.

On June 10, 2021, a new tax law became effective in the UK. The new tax law introduced certain tax changes in the UK, including a higher rate of 25% beginning April 1, 2023, and a 30% first year bonus depreciation on qualifying capital expenditures beginning April 1, 2021. The Company has revalued certain longer termed deferred assets at the higher future tax rate of 25% based on the expected reversal date of those assets. In addition, the Company initiated utilization of the 30% bonus first year depreciation on fixed assets placed into service beginning on April 1, 2021. The impact of the tax changes was not significant for the nine-month period ended September 30, 2021, though the impact will become more significant when the current tax rate changes from the current rate of 19% to 25% beginning on April 1, 2023.

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

Disaggregation of revenues

Revenues by product category were as follows (unaudited and in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2021		2020		2021
Point-to-Multi-Point	$43,342	59%	$50,144	66%	$118,773	61%	$167,739	65%
Point-to-Point	17,967	25%	13,890	18%	43,679	22%	45,432	18%
Wi-Fi	9,949	14%	10,734	14%	29,070	15%	41,154	16%
Other	1,713	2%	1,152	2%	4,132	2%	2,819	1%
Total Revenues	$72,971	100%	$75,920	100%	$195,654	100%	$257,144	100%

The Company’s products are predominately sold through third-party distributors, and distributed through a third-party logistics provider with facilities in the United States, Netherlands and China.  The Company has determined the geographical distribution of product revenues based upon the ship-to destinations specified by its distributor customers.

Revenues by geography were as follows (unaudited and in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2021		2020		2021
North America	$38,656	53%	$36,564	48%	$102,145	52%	$140,105	54%
Europe, Middle East and Africa	20,250	28%	23,414	31%	59,418	30%	67,047	26%
Caribbean and Latin America	9,138	12%	7,993	11%	19,021	10%	30,660	12%
Asia Pacific	4,927	7%	7,949	10%	15,070	8%	19,332	8%
Total Revenues	$72,971	100%	$75,920	100%	$195,654	100%	$257,144	100%

Contract balances

The following table summarizes contract balances as of December 31, 2020 and September 30, 2021 (in thousands):

	December 31, 2020	September 30, 2021
		(unaudited)
Trade accounts receivable, net of allowance for credit losses	$56,798	$69,580
Deferred revenue - current	6,471	7,257
Deferred revenue - noncurrent	4,448	5,308
Refund liability	$2,416	$2,480

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

The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables.  The Company’s standard credit terms with its customers are generally net 30 to 60 days. The Company had two customers representing more than 10% of trade receivables at December 31, 2020 and one customer representing more than 10% of trade receivables at September 30, 2021.

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period.  As of December 31, 2020, deferred revenue (current and noncurrent) of $10.9 million represents the Company’s remaining performance obligations, of which $6.5 million is expected to be recognized within one year, with the remainder to be recognized thereafter.  As of September 30, 2021, deferred revenue (current and noncurrent) of $12.6 million represents the Company’s remaining performance obligations, of which $7.3 million is expected to be recognized within one year, with the remainder to be recognized thereafter (unaudited).

Revenue recognized during the three and nine-month periods ended September 30, 2021 which was previously included in deferred revenues as of December 31, 2020 was $1.8 million and $5.4 million, respectively, compared to $1.5 million and $6.3 million of revenue recognized during the three and nine-month periods ended September 30, 2020, respectively, which was previously included in deferred revenues as of December 31, 2019.

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

The components of lease expense were as follows and are included in general and administrative expense (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Operating lease cost	$643	$630	$1,935	$1,981
Short-term lease cost	96	82	245	222
Variable lease costs	67	125	282	354
Total lease expense	$806	$837	$2,462	$2,557

Supplemental balance sheet information related to leases were as follows (in thousands, except lease term and discount rate):

	Balance Sheet Caption	December 31, 2020	September 30, 2021
			(unaudited)
Operating leases:
Operating lease assets	Operating lease assets	$5,083	$5,227
Current lease liabilities	Other current liabilities	$2,167	$1,638
Noncurrent lease liabilities	Noncurrent operating lease liabilities	$3,332	$3,999
Weighted average remaining lease term (years):
Operating leases		3.35	3.63
Weighted average discount rate:
Operating leases		8.36%	5.76%

Supplemental cash flow information related to leases were as follows (unaudited and in thousands):

	Nine Months Ended September 30,
	2020	2021
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,937	$1,976

The Company’s current lease terms range from one to five years and may include options to extend the lease by one to four years.

Remaining maturities on lease liabilities as of September 30, 2021 is as follows (unaudited and in thousands):

Operating leases
2021 (October - December)	$594
2022	1,852
2023	1,787
2024	1,022
2025	786
Thereafter	405
Total lease payments	6,446
Less: interest	809
Present value of lease liabilities	$5,637

As of September 30, 2021, the Company did not have any leases that have not yet commenced.

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

For the three-month periods ended September 30, 2020 and 2021, the Company did not have any related party transactions to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes thereto of Cambium Networks Corporation (“Cambium”, “we”, “our”, or “us”) included elsewhere in this Quarterly Report on Form 10-Q and with the financial statements and related notes and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed March 1, 2021. Results for the three-month and nine-month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We provide fixed wireless broadband and Wi-Fi networking infrastructure solutions for network operators, including wireless internet service providers, enterprises, mobile network operators, government agencies, communities, and cities worldwide. Our scalable, reliable, and high-performance solutions create a purpose-built wireless network deployed indoors or outdoors that connects people, places and things with a unified wireless fabric that spans multiple standards and frequencies of fixed wireless and Wi-Fi, all managed centrally via the cloud. Our multi-gigabit wireless fabric offers a compelling value proposition to traditional fiber and alternative wireless solutions mobile infrastructure.

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

We were formed in 2011 when Cambium Networks acquired the Point-to-Point (“PTP”) and Point-to-Multi-Point (“PMP”) businesses from Motorola Solutions.  Prior to the acquisition, Motorola Solutions had invested over a decade in developing the technology and intellectual property assets that formed the foundation of our business, having launched the Canopy PMP business in 1999 and having acquired the Orthogon Systems PTP business in 2006.  Following the acquisition, we renamed the business Cambium Networks and we leveraged the technology to continue to develop and offer an extensive portfolio of reliable, scalable and secure enterprise-grade fixed wireless broadband PTP and PMP products, and Wi-Fi, switch and IIoT solutions.

We offer our fixed wireless broadband and Wi-Fi solutions in three categories:

•

PTP:  We offer PTP solutions that are designed to operate in unlicensed spectrum from 220 MHz to 5.9 GHz and in licensed spectrum from 6-38 and 71-86 GHz. In addition, our PTP 700 operates in NATO Band IV from 4.4-5.9 GHz, as well as in the 7 GHz and 8 GHz bands, and meets stringent federal operating, performance and security standards. The mainstay of our backhaul offering is the PTP 670 for commercial applications and PTP 700 for defense and national security applications. In addition, our PTP 820 series offers carrier-grade microwave backhaul in licensed spectrum, and our PTP 550 offers price-performance leadership in spectral efficiency in sub-6 GHz unlicensed spectrum. In addition to dedicated point-to-point platforms, as technology has evolved, solutions have developed that while principally supporting point-to-multi-point architectures, also support point-to-point applications, including the recently introduced 60 GHz cnWave v3000 Client Node and the ePMP Force 425. Revenues from these products are included in the PMP product category in our revenues by product category reporting, as that is their primary application.

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

We generate a substantial majority of our sales through our global channel distribution network, including, as of September 30, 2021, approximately 170 distributors that we sell to directly, together with over 10,600 value added resellers and system integrators supplied by these distributors for further sales to end-users.  Our channel partners provide lead generation, pre-sales support and product fulfillment, along with professional services for network design, installation, commissioning and on-going field support.  Although we fulfill sales almost exclusively through our channel partners, through our global sales team we engage directly with network operators in our key vertical markets including service providers, enterprises, industrials, defense and national security entities, and state and local governments. Our sales team responds to bids or requests for quotes, typically in collaboration with a channel partner. Our distributors carry inventory of our products for resale, and generally have stock rotation rights only if they simultaneously place an off-setting order for product.  As such, we generally recognize revenue from sales to distributors on a sell-in basis, and manage our finished goods inventory to plan for distributor demand.

We outsource production of our products to third-party manufacturers, who are responsible for purchasing and maintaining inventory of components and raw materials and, in certain cases, we resell third-party products on a white-label basis.  We believe that this approach gives us the advantages of relatively low capital investment and significant flexibility in scheduling production, managing inventory levels and providing a comprehensive solution to meet network operator demand.  The majority of our products are delivered to us at one of three distribution hubs, where we have outsourced the warehousing and delivery of our products to a third-party logistics provider and from which we manage worldwide fulfillment.

Trends impacting our business

Component shortages and increased freight costs

We remain constrained by the global component part shortages, particularly the shortage in available semiconductor chipsets and related components, as the global integrated circuit supply is under pressure as demand surpasses supply capacity, causing foundries to allocate existing supply among their customers. These supply constraints are occurring at a time of increasing demand for us and others globally, further exacerbating the supply constraint. As a result, we are experiencing increased lead times for the supply of many of our products, impacting our ability to timely supply our customers. In particular, semiconductor chips and merchant silicon and related semiconductor parts are currently in high demand with limited supply, which is resulting in significantly longer than usual lead times and increased costs for these components. We have encountered, and are likely to continue to encounter, shortages and delays in obtaining these and other components, and this could have a material adverse effect on our ability to meet customer orders. Shortages are expected to continue into 2022. In addition, such shortages or delays are resulting in increased component and delivery costs, as suppliers raise the cost of components.  We have also experienced price increases in base commodities, impacting component pricing generally and in particular for electromechanical commodities. These component shortages and increases in costs have impacted, and are expected to continue over the short term to continue to impact, our sales and revenues, and our gross margins and net income.

Logistics challenges remain as well, as container shortages continue to lengthen availability times of containers and carriage, resulting in increases in relevant freight costs, all at a time when demand across many of our product lines has increased, together with increasing demand for shipment of many other products globally. Ports have increasing lead times with delays becoming commonplace in the container freight market as port delays, worker shortages and the impact of COVID-19 are impacting the ability to import and export goods, particularly from China. Logistics and freight costs are increasing substantially as a result. We are also experiencing increasing rates, resulting in increased use of expedited freight modes due to supply shortages. The use of expedited freight modes has increased our cost of revenues, resulting in a decrease in our gross margins, and is expected to continue in the short term.

COVID-19

Although the outbreak of COVID-19 has resulted and is likely to continue to result in disruption to our business and operations as well as the operations of our customers and suppliers, our markets continue to improve as the need for additional connectivity grows to meet the needs of a remote workforce and remote education. In addition, enterprise Wi-Fi solutions continue to be driven by the transition to Wi-Fi 6 solutions.

However, we expect continuing restrictions on business operations and travel globally will continue to impact the ability of our end user customers to deploy our products, as well as our sales activities, and general business uncertainty will continue to negatively impact demand in several of our markets.

We continue to focus on making sure our employees are safe and continue to operate with a substantial portion of our workforce working from home. We have allowed limited opening of our offices, but continue to have extended remote working and will continue to monitor conditions as we extend this further. We are slowly increasing travel to meet customer needs and are beginning to increase our business travel to customers, as well as to conferences and other marketing events. The extent of the continued impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities and the impact to the business of our suppliers or customers, all of which are uncertain and cannot be predicted.

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

Digital transformation and new product introductions

While enterprises and governments continue to look to digital transformation to improve operations by harnessing new technologies, software and applications, our revenues have been impacted by the component shortages and freight and logistics delays referenced above, impacting our ability to manufacture and ship products according to orders. Enterprises seek to gain analytics and improve security and risk, while governments seek to connect more of the unconnected, including people, places (such as schools and government buildings) and things (such as meters, valves, doors, cameras), as well as to enable digital education, digital economy and digital currency.  Each of these digital transformation objectives are underpinned by the need for increased connectivity, as employees, customers and others must be able to access the enterprise network securely from anywhere. As a result, we continue to see increased interest in connection with our wireless broadband solutions for customers accessing the CBRS band where we have benefitted from investments we have made over the past few years in fixed wireless infrastructure technologies in such areas as PMP, including CBRS-compatible products in the U.S. We have also seen increases in interest from our new opportunities such as gigabit wireless solutions with our 60 GHz cnWave millimeter wave products, our enterprise Wi-Fi 6, and cloud-enabled wireless switching products which enable higher speed connectivity (gigabits per second) and can be very rapidly deployed with a lot of flexibility to keep pace with the network demand these digital transformations are presenting. In the U.S., the first phase of the Rural Digital Opportunity Fund, or RDOF, launched by the Federal Communications Commission, or FCC, is expected to accelerate the provision of high-speed broadband service to millions of underserved communities in the U.S. over the next ten years, as well as the anticipated Infrastructure Investment and Jobs Act currently being considered.

International trade

A substantial portion of our Wi-Fi products are manufactured in China, and we continue to monitor tensions between the U.S. and China and their potential impact on our ability to produce and ship our products. Should tensions escalate, our ability to manufacture our products in China could be affected, causing disruption in our supply chain, and requiring us to seek other sources of supply.

Financial results for the three-month period ended September 30, 2021

•	Total revenue was $75.9 million, an increase of 4.0% year-over-year
•	Gross margin was 47.4%
•	Total costs of revenues and operating expenses were $70.1 million
•	Operating income was $5.8 million
•	Net income was $4.6 million

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

Research and development

In addition to personnel-related costs, research and development expense consists of costs associated with design and development of our products, product certification, travel and recruiting. We generally recognize research and development expense as incurred. For certain of our software projects under development, we capitalize the development cost during the period between determining technological feasibility of the product and commercial release. We amortize the capitalized development cost upon commercial release, generally over three years, which is included in cost of revenues. We typically do not capitalize costs related to the development of first-generation product offerings as technological feasibility generally coincides with general availability of the software. Although research and development expenses decreased in 2020 related to headcount reductions as part of our announced restructurings along with reduced contractor spend and travel as a result of restrictions due to the COVID-19 pandemic, research and development costs are increasing in 2021 as these restrictions are lifting and we have increased the size of our research and development organization as we continue to invest in our future products and services.

Sales and marketing

In addition to personnel costs for sales, marketing, service and product line management personnel, sales and marketing expense consists of our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, national and local regulatory approval on our products, travel and entertainment, and recruiting. Although selling and marketing expenses decreased in 2020 related to lower payroll related costs as a result of our announced restructurings and reduced travel and marketing related spending as a result of restrictions due to the COVID-19 pandemic, in 2021, we expect sales and marketing expense to continue to increase as these restrictions are lifted and we increase the size of our sales, marketing, service, and product line management organization in support of our growth, conduct and attend in person marketing events, and, in particular, as we continue to expand our global distribution network.

General and administrative

In addition to personnel costs, general and administrative expense consists of professional fees, such as legal, audit, accounting, information technology and consulting costs, insurance, facilities and other supporting overhead costs. We expect general and administrative expense to continue to increase as we continue to incur additional costs associated with being a public company and to support our growth.

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

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2021	2020	2021
Statements of Operations Data:
Revenues	$72,971	$75,920	$195,654	$257,144
Cost of revenues	36,902	39,900	98,481	130,862
Gross profit	36,069	36,020	97,173	126,282
Operating expenses
Research and development	10,213	12,082	31,326	36,302
Sales and marketing	8,293	9,938	26,632	29,696
General and administrative	8,604	6,640	21,675	22,065
Depreciation and amortization	1,643	1,548	5,038	4,707
Total operating expenses	28,753	30,208	84,671	92,770
Operating income	7,316	5,812	12,502	33,512
Interest expense, net	1,259	752	4,129	3,208
Other expense, net	318	88	80	209
Income before income taxes	5,739	4,972	8,293	30,095
Provision (benefit) for income taxes	144	355	224	(5,899)
Net income	$5,595	$4,617	$8,069	$35,994

	Three months ended September 30,		Nine months ended September 30,
	2020	2021	2020	2021
Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.6%	52.6%	50.3%	50.9%
Gross margin	49.4%	47.4%	49.7%	49.1%
Operating expenses
Research and development	14.0%	15.9%	16.0%	14.1%
Sales and marketing	11.4%	13.1%	13.6%	11.6%
General and administrative	11.8%	8.7%	11.1%	8.6%
Depreciation and amortization	2.3%	2.0%	2.6%	1.8%
Total operating expenses	39.4%	39.7%	43.3%	36.1%
Operating income	10.0%	7.7%	6.4%	13.0%
Interest expense, net	1.7%	1.0%	2.0%	1.2%
Other expense, net	0.4%	0.1%	0.1%	0.1%
Income before income taxes	7.9%	6.6%	4.2%	11.7%
Provision (benefit) for income taxes	0.2%	0.5%	0.1%	(2.3)%
Net income	7.7%	6.1%	4.1%	14.0%

Comparison of three-month period ended September 30, 2020 to the three-month period ended September 30, 2021

Revenues

	Three months ended September 30,		Change
(dollars in thousands)	2020	2021	$	%
Revenues	$72,971	$75,920	$2,949	4.0%

Revenues increased $2.9 million, or 4.0%, to $75.9 million for the three-month period ended September 30, 2021 from $73.0 million for the three-month period ended September 30, 2020 primarily as a result of increased demand for our point-to-multi-point and Wi-Fi product categories, mostly offset by a decrease in our point-to-point product category.  While our revenues increased, revenues for the three-month period ended September 30, 2021 were negatively impacted by global supply constraints affecting the procurement and shipment of products. Our revenues continue to benefit from the increase in the number of channel partners, which consists of over 10,600 channel partners as of September 30, 2021.

Revenues by product category

	Three months ended September 30,		Change
(dollars in thousands)	2020	2021	$	%
Point-to-Multi-Point	$43,342	$50,144	$6,802	15.7%
Point-to-Point	17,967	13,890	(4,077)	(22.7)%
Wi-Fi	9,949	10,734	785	7.9%
Other	1,713	1,152	(561)	(32.7)%
Total revenues by product category	$72,971	$75,920	$2,949	4.0%

Point-to-Multi-Point

Our PMP revenues increased $6.8 million, or 15.7%, from the three-month period ended September 30, 2020 to 2021, and represented 59% and 66% of our total revenues over the same periods, respectively.  Point-to-multi-point revenues benefitted from service providers continuing to scale networks due to requests for increased capacity along with demand for new technology, including CBRS compatible products, ePMP, and 60 GHz cnWave millimeter wave products.

Point-to-Point

PTP revenues decreased $4.1 million, or 22.7%, from the three-month period ended September 30, 2020 to 2021 mostly driven by decreased sales in North America as a result of decreased demand from the federal government and lower demand for backhaul products.

Wi-Fi

Wi-Fi revenues increased $0.8 million, or 7.9%, from the three-month period ended September 30, 2020 to 2021. Wi-Fi revenues improved as a result of improving sales in education, and as the retail and hospitality industries continue recovering from the impact of the global shutdowns and other restrictions imposed by the COVID-19 pandemic along with new product momentum from switching products. However, the overall Wi-Fi market was negatively impacted by semiconductor and other component shortages.

Revenues by geography

	Three months ended September 30,		Change
(dollars in thousands)	2020	2021	$	%
North America	$38,656	$36,564	$(2,092)	(5.4)%
Europe, Middle East, Africa	20,250	23,414	3,164	15.6%
Caribbean and Latin America	9,138	7,993	(1,145)	(12.5)%
Asia Pacific	4,927	7,949	3,022	61.3%
Total revenues by geography	$72,971	$75,920	$2,949	4.0%

Revenues increased in Europe, Middle East, Africa and Asia Pacific regions, with decreased revenue in North America and Caribbean and Latin America from the three-month period ended September 30, 2020 to September 30, 2021. Europe, Middle East, Africa revenues grew by $3.2 million, or 15.6%, mostly related to higher PMP revenues to service provider and higher Wi-Fi revenues.  Asia Pacific revenues increased $3.0 million, or 61.3%, due to higher PMP and PTP revenues offset by slightly lower Wi-Fi revenues due to supply constraints. North America declined by $2.1 million, or 5.4%, and contributed 53% and 48% of total revenues for the three-month periods ended September 30, 2020 and 2021, respectively. The decrease in North America revenues was primarily due to lower PTP revenues driven by lower demand by the federal government and for backhaul products, along with lower Wi-Fi revenues due to supply constraints impacting Wi-Fi 6 and switching products, partially offset by higher PMP revenues due to increased demand for CBRS and 60 GHz cnWave products. Caribbean and Latin America revenues decreased $1.1 million, or 12.5%, mostly due to lower PMP revenues partially offset by improved Wi-Fi revenues on strength of larger government projects and recovery in the hospitality industry.

Cost of revenues and gross margin

	Three months ended September 30,		Change
(dollars in thousands)	2020	2021	$	%
Cost of revenues	$36,902	$39,900	$2,998	8.1%
Gross margin	49.4%	47.4%		(200) bps

Cost of revenues increased $3.0 million, or 8.1%, to $39.9 million for the three-month period ended September 30, 2021 from $36.9 million for the three-month period ended September 30, 2020.  The increase in cost of revenues was primarily due to increased revenues, but also included higher duty and freight costs as a result of material shortages and COVID-19 surcharges, and increases in freight and logistics charges as a result of cost increases due to container shortages, use of other distribution, shipment and transportation modes, and increases in costs by logistics and freight providers to meet the high global demand, including higher logistics costs to meet current quarter demand.

Gross margin decreased to 47.4% for the three-month period ended September 30, 2021 from 49.4% for the three-month period ended September 30, 2020.  The decrease reflects higher logistics costs to meet demand and higher production costs due to increases in component charges as a result of component shortages and increases in freight and logistics costs.

Operating expenses

	Three months ended September 30,		Change
(dollars in thousands)	2020	2021	$	%
Research and development	$10,213	$12,082	$1,869	18.3%
Sales and marketing	8,293	9,938	1,645	19.8%
General and administrative	8,604	6,640	(1,964)	(22.8)%
Depreciation and amortization	1,643	1,548	(95)	(5.8)%
Total operating expenses	$28,753	$30,208	$1,455	5.1%

Research and development

Research and development expense increased $1.9 million, or 18.3%, to $12.1 million for the three-month period ended September 30, 2021 from $10.2 million for the three-month period ended September 30, 2020.  As a percentage of revenues, research and development expenses increased to 15.9% in 2021 from 14.0% in 2020 over the same period. The increase in research and development expense in actual dollars was primarily due to $1.0 million higher payroll-related costs due to increased headcount and the elimination of salary reductions imposed in the second quarter of 2020 and $0.4 million higher share-based compensation expense. The increase was also driven by $0.7 million higher contractor spend as a result of both an increase in the number of contractors as projects ramp in 2021 and the third quarter of 2020 reflecting lower negotiated contractor costs amidst the uncertainty of COVID-19 along with $0.8 million higher engineering material spend due to timing of purchases, partially offset by $0.5 million higher capitalized software costs and absence of a $0.2 million software impairment recognized in the third quarter of 2020.

Sales and marketing

Sales and marketing expense increased $1.6 million, or 19.8%, to $9.9 million for the three-month period ended September 30, 2021 from $8.3 million for the three-month period ended September 30, 2020.  As a percentage of revenues, sales and marketing expense increased to 13.1% in 2021 from 11.4% in 2020 over the same period.  The increase in sales and marketing expense in actual dollars was primarily due to $0.8 million higher payroll related costs due to higher headcount and the elimination of salary reductions imposed in the second quarter of 2020 along with $0.3 million higher share-based compensation expense. The increase was also driven by $0.2 million higher marketing-related spend due to increased trade show and marketing services spend and $0.2 million higher travel-related spend as restrictions imposed by the COVID-19 pandemic are lessening.

General and administrative

General and administrative expense decreased $2.0 million, or 22.8%, to $6.6 million for the three-month period ended September 30, 2021 from $8.6 million for the three-month period ended September 30, 2020.  As a percentage of revenues, general and administrative expense decreased to 8.7% in 2021 from 11.8% in 2020 over the same period.  The decrease in general and administrative expense in actual dollars was primarily due to $2.1 million lower legal fees, mostly due to $1.6 million of nonrecurring legal fees recognized in the third quarter of 2020, $0.3 million lower D&O insurance expense due to negotiated lower insurance costs and $0.2 million lower accounting and audit fees partially offset by $0.4 million increase in share-based compensation expense due to additional grants, $0.3 million higher payroll-related costs due to increased headcount and elimination of salary reductions imposed in the second quarter of 2020.

Depreciation and amortization

Depreciation and amortization expense decreased $0.1 million, or 5.8%, to $1.5 million for the three-month period ended September 30, 2021 from $1.6 million for the three-month period ended September 30, 2020.  The decrease in depreciation and amortization was mostly driven by assets becoming fully depreciated during 2020.

Interest expense, net

	Three months ended September 30,		Change
(dollars in thousands)	2020	2021	$	%
Interest expense, net	$1,259	$752	$(507)	(40.3)%

Interest expense decreased $0.5 million, or 40.3%, to $0.8 million for the three-month period ended September 30, 2021 from $1.3 million for the three-month period ended September 30, 2020.  The decrease was primarily due to a reduction in the interest rate on the term loan from 6.0% to 5.25% along with lower term loan principal balance as a result of the excess cash flow payment of $19.6 million made in May 2021.

Other expense, net

	Three months ended September 30,		Change
(dollars in thousands)	2020	2021	$	%
Other expense, net	$318	$88	$(230)	(72.3)%

Other expense, net changed from $0.3 million for the three-month period ended September 30, 2020 to $0.1 million for the three-month period ended September 30, 2021, primarily due to foreign currency fluctuations.

Provision for income taxes

	Three months ended September 30,		Change
(dollars in thousands)	2020	2021	$	%
Provision for income taxes	$144	$355	$211	146.5%
Effective income tax rate	2.5%	7.1%

Our provision for income taxes changed to a provision of $0.4 million for the three-month period ended September 30, 2021 from a provision of $0.1 million for the three-month period ended September 30, 2020.  The effective income tax rates were 7.1% and 2.5% over the same periods, respectively, and reflect the application of our expected annual tax rate to pre-tax results for each of the periods as well as discrete tax impacts that arise during the periods. In the three-month period ended September 30, 2020, the effective income tax rate of 2.5% was primarily due to the partial release of a valuation allowance against the loss carryforwards in our UK entity. For the three-month period ended September 30, 2021, our effective income tax rate of 7.1% was different from the statutory rate of 21.0% primarily due to tax benefits arising on employee restricted share vesting and option exercises.

Comparison of nine-month period ended September 30, 2020 to the nine-month period ended September 30, 2021

Revenues

	Nine months ended September 30,		Change
(dollars in thousands)	2020	2021	$	%
Revenues	$195,654	$257,144	$61,490	31.4%

Revenues increased $61.4 million, or 31.4%, to $257.1 million for the nine-month period ended September 30, 2021 from $195.7 million for the nine-month period ended September 30, 2020, which was attributable to increased demand across all primary product categories, with a significant increase coming from our point-to-multi-point and Wi-Fi product categories.  Both product categories also benefitted from increased demand for new product introductions, such as our 60 GHz PMP cnWave products and our Wi-Fi 6 and switching products. Our revenues continue to benefit from the increase in the number of channel partners, which consists of over 10,600 channel partners as of September 30, 2021.

Revenues by product category

	Nine months ended September 30,		Change
(dollars in thousands)	2020	2021	$	%
Point-to-Multi-Point	$118,773	$167,739	$48,966	41.2%
Point-to-Point	43,679	45,432	1,753	4.0%
Wi-Fi	29,070	41,154	12,084	41.6%
Other	4,132	2,819	(1,313)	(31.8)%
Total revenues by product category	$195,654	$257,144	$61,490	31.4%

Point-to-Multi-Point

Our PMP revenues increased $49.0 million, or 41.2%, from the nine-month period ended September 30, 2020 to 2021, and grew from 61% to 65% of our total revenues over the same period.  Point-to-multi-point revenues benefitted from service providers continuing to scale networks due to requests for increased capacity along with demand for new technology, including CBRS compatible products in North America, PMP, and 60 GHz cnWave millimeter wave products.

Point-to-Point

PTP revenues increased $1.8 million, or 4.0%, from the nine-month period ended September 30, 2020 to 2021 as a result of stronger sales in North America driven by increased demand for backhaul partially offset by decreased sales to the federal government.

Wi-Fi

Wi-Fi revenues increased $12.1 million, or 41.6%, from the nine-month period ended September 30, 2020 to 2021. Wi-Fi revenues improved as a result of improving sales in education, and as retail and hospitality industries begin recovering from the impact of the global shutdowns and other restrictions imposed by the COVID-19 pandemic, as well as strength from new product introductions, such as Wi-Fi 6 and switching products.

Revenues by geography

	Nine months ended September 30,		Change
(dollars in thousands)	2020	2021	$	%
North America	$102,145	$140,105	$37,960	37.2%
Europe, Middle East, Africa	59,418	67,047	7,629	12.8%
Caribbean and Latin America	19,021	30,660	11,639	61.2%
Asia Pacific	15,070	19,332	4,262	28.3%
Total revenues by geography	$195,654	$257,144	$61,490	31.4%

Revenues increased in all regions from the nine-month period ended September 30, 2020 to September 30, 2021. North America revenues increased $38.0 million, or 37.2%, mostly due to higher revenues from PMP products due to increased demand from service providers and new product introductions along with higher Wi-Fi revenues from strength in new product introductions, such as Wi-Fi 6 and switching products. Europe, Middle East, Africa revenues increased $7.6 million, or 12.8%, mostly from PMP revenues increasing and improved Wi-Fi revenues.  Caribbean and Latin America revenues increased $11.6 million, or 61.2%, mostly due to higher PMP revenues on increased demand for CBRS products in Puerto Rico and higher Wi-Fi revenues on strength of larger government projects and recovery in the hospitality industry. Asia Pacific revenues increased $4.3 million, or 28.3%, mostly due to higher PMP revenues and improved Wi-Fi revenues as the region recovers from business shut-downs and other restrictions due to the COVID-19 pandemic.

Cost of revenues and gross margin

	Nine months ended September 30,		Change
(dollars in thousands)	2020	2021	$	%
Cost of revenues	$98,481	$130,862	$32,381	32.9%
Gross margin	49.7%	49.1%		(60) bps

Cost of revenues increased $32.4 million, or 32.9%, to $130.9 million for the nine-month period ended September 30, 2021 from $98.5 million for the nine-month period ended September 30, 2020.  The increase in cost of revenues was primarily due to increased revenues, but also included higher freight inbound, interwarehouse transfers and duty costs as a result of material shortages and COVID-19 surcharges, use of other distribution modes, and increases in costs by logistics and freight providers due to container shortages and to meet the high global demand, as well as higher production costs due to component shortages to meet current quarter demand, offset by favorable movement in provision for excess and obsolescence.

Gross margin declined from 49.7% for the nine-month period ended September 30, 2020 to 49.1% for the nine-month period ended September 30, 2021.

Operating expenses

	Nine months ended September 30,		Change
(dollars in thousands)	2020	2021	$	%
Research and development	$31,326	$36,302	$4,976	15.9%
Sales and marketing	26,632	29,696	3,064	11.5%
General and administrative	21,675	22,065	390	1.8%
Depreciation and amortization	5,038	4,707	(331)	(6.6)%
Total operating expenses	$84,671	$92,770	$8,099	9.6%

Research and development

Research and development expense increased $5.0 million, or 15.9%, to $36.3 million for the nine-month period ended September 30, 2021 from $31.3 million for the nine-month period ended September 30, 2020.  As a percentage of revenues, research and development expenses decreased to 14.1% in 2021 from 16.0% in 2020 over the same period. The increase in research and development expense in actual dollars was primarily due to $2.6 million in payroll-related costs due to higher headcount and elimination of salary reductions implemented in the second quarter of 2020, $1.9 million increase in corporate bonus accrual, higher contractor costs of $2.0 million due to ramping of projects in 2021 and impact of negotiated lower contractor fees in 2020 due to COVID-19, $1.0 million higher share-based compensation expense due to new grants issued and addition of employee share purchase plan in 2021 and $0.6 million higher engineering material costs. These costs are partially offset by higher capitalized software costs of $1.7 million, restructuring costs incurred in the first quarter of 2020 of $0.6 million that did not repeat in 2021, $0.3 million higher research and development tax credit and absence of $0.2 million software impairment recognized in the third quarter of 2020.

Sales and marketing

Sales and marketing expense increased $3.1 million, or 11.5%, to $29.7 million for the nine-month period ended September 30, 2021 from $26.6 million for the nine-month period ended September 30, 2020.  As a percentage of revenues, sales and marketing expense decreased to 11.6% in 2021 from 13.6% in 2020 over the same period.  The increase in sales and marketing expense in actual dollars was primarily due to $2.0 million increase in payroll-related costs due to increased headcount and impact of the elimination of salary reductions implemented in the second quarter of 2020 along with $1.2 million higher sales incentive and corporate bonus plan accruals, $0.6 million higher share-based compensation expense due to new grants issued and addition of employee share purchase plan in 2021 and $0.2 million higher marketing-related spend, partially offset by $0.4 million lower travel-related spend due to reductions in non-essential travel as a result of restrictions on travel due to the COVID-19 pandemic, and restructuring incurred in the first quarter of 2020 of $0.5 million that did not repeat in 2021.

General and administrative

General and administrative expense increased $0.4 million, or 1.8%, to $22.1 million for the nine-month period ended September 30, 2021 from $21.7 million for the nine-month period ended September 30, 2020.  As a percentage of revenues, general and administrative expense decreased to 8.6% in 2021 from 11.1% in 2020 over the same period.  The increase in general and administrative expense in actual dollars was primarily due to $1.2 million higher share-based compensation expense due to additional grants issued and addition of the employee share purchase plan in 2021, $0.9 million increase in payroll-related costs due to increased headcount and impact of the elimination of salary reductions implemented in the second quarter of 2020, $0.6 million increase in corporate bonus accrual, $0.4 million of costs associated with the secondary offering completed in June 2021, $0.2 million higher lease expense as a result of increase in leases offset by $2.8 million lower legal fees mostly related to $1.6 million nonrecurring legal fees in the third quarter of 2020 and $0.1 million lower travel-related spend.

Depreciation and amortization

Depreciation and amortization expense decreased $0.3 million, or 6.6%, to $5.0 million for the nine-month period ended September 30, 2021 from $5.0 million for the nine-month period ended September 30, 2020.  The decrease in depreciation and amortization was mostly driven by assets becoming fully depreciated during 2021.

Interest expense, net

	Nine months ended September 30,		Change
(dollars in thousands)	2020	2021	$	%
Interest expense, net	$4,129	$3,208	$(921)	(22.3)%

Interest expense decreased $0.9 million, or 22.3%, to $3.2 million for the nine-month period ended September 30, 2021 from $4.1 million for the nine-month period ended September 30, 2020.  The decrease was primarily due to a reduction in the interest rate on the term loan from 6.0% to 5.25% along with lower term loan principal balance as a result of the excess cash flow payment made in May 2021. Interest expense for the nine-months ended September 30, 2021 also includes an additional $0.3 million of amortization of debt issuance costs as a result of the excess cash flow payment.

Other expense, net

	Nine months ended September 30,		Change
(dollars in thousands)	2020	2021	$	%
Other expense, net	$80	$209	$129	161.3%

Other expense, net increased from expense of $0.1 million for the nine-month period ended September 30, 2020 to expense of $0.2 million for the nine-month period ended September 30, 2021, primarily due to foreign currency fluctuations.

Provision (benefit) for income taxes

	Nine months ended September 30,		Change
(dollars in thousands)	2020	2021	$	%
Provision (benefit) for income taxes	$224	$(5,899)	$(6,123)	nm
Effective income tax rate	2.7%	(19.6)%

Our provision for income taxes changed $6.1 million to a benefit of $5.9 million for the nine-month period ended September 30, 2021 from a provision of $0.2 million for the nine-month period ended September 30, 2020.  The effective income tax rates were

(19.6)% and 2.7% over the same periods, respectively, and reflect the application of our expected annual tax rate to pre-tax results for each of the periods as well as discrete tax impacts that arise during the periods. The change in the effective income tax rate from 2.7% for the nine-month period ended September 30, 2020 to (19.6)% for the nine-month period ended September 30, 2021, was primarily due to the release of a valuation allowance against the loss carryforwards in our UK entity and tax benefits arising on employee restricted share vesting and option exercises. For the nine-month period ended September 30, 2021, our effective income tax rate of (19.6)% was different from the statutory rate of 21.0% primarily due to the release of a valuation allowance against the loss carryforwards in our UK entity, resulting in recognition of a tax benefit, and tax benefits arising on employee restricted share vesting and option exercises.

Liquidity and Capital Resources

As of September 30, 2021, we had a cash balance of $58.6 million. Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures.  We believe these needs will be satisfied over at least the next 12 months using existing cash and using cash flow generated by our operations. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We expect to regularly assess market conditions and may take measures, including raising additional equity or incurring additional debt if and when our board of directors determines that doing so is in our best interest.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

Cash flows from operating activities

	Nine months ended September 30,
	2020	2021
Cash provided by operating activities	$41,819	$24,395
Cash used in investing activities	$(3,687)	$(6,788)
Cash used in financing activities	$(7,306)	$(21,452)

Net cash provided by operating activities for the nine-month period ended September 30, 2020 of $41.8 million consisted primarily of net income of $8.1 million, adjustments for depreciation and amortization and other non-cash impacts of $8.4 million, share-based compensation of $2.7 million, an increase in deferred income taxes of $0.7 million, and changes in operating assets and liabilities that resulted in net cash provided of $23.3 million. The changes in operating assets and liabilities consisted primarily of a $10.6 million decrease in inventories as we procured additional inventory towards the end of 2019 which was sold in 2020 along with a $7.9 million decrease in accounts receivable as a result of stronger collections and lower sales in 2020 and $5.3 million increase in accrued employee compensation, offset by a $0.7 million in cash used in all other assets and liabilities, mostly driven by the amortization of our director’s and officers’ insurance policy offset by a reduction in deferred revenue.

Net cash provided by operating activities for the nine-month period ended September 30, 2021 of $24.4 million consisted primarily of net income of $36.0 million, an increase in deferred income taxes of $6.4 million, adjustments for depreciation and amortization and other non-cash impacts of $5.0 million, share-based compensation expense of $5.6 million, and changes in operating assets and liabilities that resulted in net cash outflows of $15.8 million.  The changes in operating assets and liabilities consisted primarily of a $12.5 million increase in accounts receivable as a result of higher sales in 2021, a $7.1 million decrease in accounts payable related to timing of purchases and payments, $1.8 million decrease in accrued employee compensation primarily due to the payment of the 2020 corporate bonus net of the 2021 corporate bonus and sales incentive plan accruals, and a $1.1 million increase in prepaid expenses mostly driven by the payment of the directors’ and officers’ insurance policy in the third quarter of 2021. This was partially offset by a $5.9 million decrease in inventories due to higher sales in the first three quarters of 2021 and the impact of the global component shortage on the costs to procure inventory and $0.8 million increase in cash provided by all other assets and liabilities, mostly driven by the reduction of deferred revenues offset by the net increase in our directors’ and officers’ insurance policy.

Cash flows from investing activities

Our investing activities for all periods presented consisted of capital expenditures for property, equipment and software in support of the growth of our business. For the nine-month period ended September 30, 2020, our investing activities also included $0.3 million of cash paid to Riverbed Technology, Inc. for the final payment of contingent consideration related to the acquisition of the Xirrus Wi-Fi business.

Cash flows from financing activities

During the nine-month period ended September 30, 2020, net cash used of $7.3 million was primarily due to $7.5 million repayment of principal due under our term loan facility offset by $0.2 million of proceeds received from share option exercises.

During the nine-month period ended September 30, 2021, net cash used of $21.5 million was primarily due the $19.6 million excess cash flow mandatory prepayment to the lenders under our term loan facility in the second quarter of 2021, along with the $5.0 million scheduled principal payments due under our term loan facility and $2.2 million for taxes paid from shares withheld in net settlement of taxes due on vesting of restricted shares issued to our employees, offset by proceeds received of $4.5 million from the exercise of share options and $0.8 million for the issuance of ordinary shares under our Employee Share Purchase Plan.

Debt

As of September 30, 2021, we had $30.7 million outstanding on our term credit facility and had $10.0 million available under our revolving credit facility. The interest rate in effect on the term credit facility at September 30, 2021 was 5.25%. We made a mandatory prepayment in the second quarter of 2021 of $19.6 million in accordance with the excess cash flow provision in our term loan facility which will be applied to the scheduled principal payments over the next four quarters, with the next payment due in the fourth quarter of 2022. The Company is still required to pay interest quarterly on the outstanding balance and has the option of prepaying against the principal during the remaining term of the facility without penalty. Our term loan facility matures on December 21, 2022, at which time the outstanding principal will be due. Refer to Note 7 – Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Contractual Obligations and Commercial Commitments

For the three-month period ended September 30, 2021, there has been no material change to the contractual obligations and commercial commitments disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

During the three-month period ended September 30, 2021, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, filed on March 1, 2021, for a more complete discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three-month period ended September 30, 2021.  We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates.  The U.S. dollar is the single largest currency in which our revenue contracts are denominated.  Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer.  In those instances where our goods and services have already been sold, receivables may be more difficult to collect.  Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins.  We have not entered into any foreign currency hedging transactions.  We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

We do not hold any cash in any investment accounts and all cash is deposited with financial institutions that management believes are of high credit quality.  The Company’s cash consists primarily of U.S. dollar denominated demand accounts.

We had $30.7 million of debt outstanding on our term loan facility and $0.0 million of debt outstanding on our revolving credit facility as of September 30, 2021 under our Credit Agreement.  The Company is exposed to interest rate risk from fluctuations in the US LIBOR rate that is a component of the interest rate used to calculate interest expense on the debt.  Interest accrues on the outstanding principal amount of the term loan on a quarterly basis and is equal to a base rate of the higher of (a) 1.25% per annum or (b) the rate per annum determined by reference to the 1-, 2-, 3- or 6-month US Dollar LIBOR rate as selected by the Company, plus an applicable margin of 4.75%, 4.25% or 4.00% as determined by our financial performance as measured by the consolidated leverage ratio.  The rate on both the term loan and revolving credit facility was 5.25% on September 30, 2021.  A hypothetical 100-basis point increase in interest rates, and assuming a constant base rate, would result in an additional $0.3 million in interest expense related to the external debt per year.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

In addition, a pandemic or other health crisis could impact our supply operations; for example, as a result of the COVID -19 pandemic, one of our mechanical suppliers ceased operating, causing us to move production to an alternate supplier, and we are working with other suppliers who have experienced component part shortages due to global capacity constraints, particularly of chipsets and other semiconductor components, that have caused lead times for our products to increase.  The majority of our products are manufactured at contract manufacturers located outside the U.S., and one of our primary distribution centers for the sale and distribution of some of our products is a third-party logistics provider in China. Previously, in an effort to halt the outbreak of COVID-19, the Chinese government placed significant restrictions on travel within China, leading to extended business closures, including closures at our third-party manufacturers.  Although most of the restrictions on operations of our third-party manufacturers and other suppliers have been lifted or eased, our suppliers and third-party manufacturers could continue to be disrupted by worker absenteeism, quarantines, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions and such restrictions could spread to other locations where we outsource manufacture or distribution of our products if the virus and its variants continues to spread or resurge. If our supply chain operations are affected or are curtailed by the outbreak of diseases such as COVID-19, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships.  We may need to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us from our supply chain and subsequently to our customers. Further, if our distributors’ or end user customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.

In addition, freight and logistics constraints caused in part by restrictions imposed by governments to combat the COVID-19 pandemic and additionally due to container and carriage shortages, have resulted in increased costs and constrained available transport, for us and our channel partners, all at a time when global demand has increased.  If our supply chain operations continue to be affected or are curtailed by the outbreak of diseases such as COVID-19, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. We have sought and may continue to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us and from our supply chain and subsequently to our customers.

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

We purchase components, directly or through our contract manufacturers, from third parties that are necessary for the manufacture of our products. Our ability to manage our supply chain may also be adversely affected by other factors including shortages of, and extended lead times for, components used to manufacture our products, a reduction or interruption of supply, prioritization of component shipments to other vendors, cessation of manufacturing of such components by our suppliers and geopolitical conditions such as the U.S. trade war with China and the impact of public health epidemics like the COVID-19 pandemic. Insufficient component supply, or any increases in the time required to manufacture our products, have and may continue to lead to inventory shortages that could result in increased customer lead times for our products, delayed revenue or loss of sales opportunities altogether as potential end customers turn to competitors’ products that are more readily available.  Shortages in the supply of components or other supply disruptions, including, without limitations, due to reductions in supply as a result of COVID-19 or as a result of the current global shortage of chipsets and other semiconductor components, may not be predicted in time to design-in different components or qualify other suppliers. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly and may increase the likelihood of errors in design or production. Similar delays may occur in the future.

Certain components are currently and may in the future be in short supply. In particular, semiconductor chips and merchant silicon and semiconductor related components are currently in high demand with limited supply, which is resulting in significantly longer than usual lead times and significantly increased costs for these components.  We have encountered, and are likely in the future to encounter, shortages and delays in obtaining these or other components, and this has and could continue to have a material adverse effect on our ability to meet customer orders and cause our revenues to decline. In addition, such shortages or delays have and could continue to result in increased component and delivery costs.

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

In order to reduce manufacturing lead times and plan for adequate component supply, from time to time, we may issue purchase orders for components and products that are non-cancelable and non-returnable. In addition, we may purchase components and products that have extended lead teams to ensure adequate supply to support long-term customer demand and mitigate the impact of supply disruptions.

Logistics challenges have and may continue to impact our operations as well, as container shortages continue to lengthen availability of containers and carriage, resulting in increases in relevant freight costs, all at a time when global demand has increased. Ports have and may continue to experience increasing lead times with delays in the container freight market as port delays, worker shortages and the impact of COVID-19 impact the ability to import and export goods, particularly from China, resulting in an increase in logistics and freight costs.  These logistics and freight challenges and increasing costs could have a material adverse effect on our ability to meet customer delivery requirements, result in increased costs and adversely affect our business, financial condition, results of operations and prospects.

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

Cambium Networks Corporation

Date: November 10, 2021	By:	/s/ Atul Bhatnagar
Atul Bhatnagar
President and Chief Executive Officer

Date: November 10, 2021	By:	/s/ Stephen Cumming
Stephen Cumming
Chief Financial Officer