Form 10-K
period 2021-12-31
Cambium Networks Corp
filed 2022-02-24
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

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

The aggregate market value of the ordinary shares held by non-affiliates on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the common shares on that date of $48.35 was $551,626,359. For purposes of this calculation, shares held by Vector Capital and our Chief Executive Officer are deemed to be affiliates of the registrant and are excluded from the calculation.

As of February 21, 2022 there were 26,739,282 shares of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

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
•
the impact of competitive pressures on the development of new products;
•
the impact of actual or threatened health epidemics and other outbreaks including the impact of the COVID-19 pandemic;
•
our limited or sole source suppliers’ inability to acquire or produce third-party components to build our products and the impact of supply shortages, extended lead times or changes in supply of components and other parts required to manufacture our products;
•
the impact of increases in logistics, freight and other shipping costs and constraints on logistics and shipping due to labor shortages, container shortages or other constraints;
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
•
the technological complexity of our products, which may contain undetected hardware defects or software bugs or subject our products to the risks of ransomware or malware or other cyber attacks;
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
•
risks associated with international sales and operations including risks caused by political tensions;
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
•
The introduction of new products and technology is key to our success, and if we fail to predict and respond to emerging technological trends and network operators’ changing needs, we may be unable to remain competitive
•
Competitive pressures may harm our business, revenues, growth rates and market share.
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
•
Some of the key components in our products come from sole or limited sources of supply, and we are therefore susceptible to supply shortages, extended lead times or supply changes, which could disrupt or delay our scheduled product deliveries to our end customers and may result in the loss of sales and end customers.
•
We may face increased costs or other logistics challenges in the shipment of our products, which may increase cost of revenues or result in a delay of shipments to customers.
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
•
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
•
Our products are technologically complex and may contain undetected hardware defects or software bugs, or subject our products to ransomware or other cyber attacks which could result in increased warranty claims, increased costs, loss of revenues and harm to our reputation.
•
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
•
If we fail to comply with environmental requirements, our business, financial condition, operating results and reputation could be adversely affected.
•
Our business, operating results and financial condition could be materially harmed by regulatory uncertainty applicable to our products and services.
•
If we were not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our business, results of operations and financial condition could be harmed.
•
Cyber-attacks, data breaches or malware may disrupt our operations, harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business; and cyber-attacks or data breaches on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation or otherwise materially harm our business.
•
Vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation, or otherwise materially harm our business.
•
We rely on the availability of third-party licenses, the loss of which could materially harm our ability to sell our products.
•
If we are unable to protect our intellectual property rights, our competitive position could be harmed or we may incur significant expenses to enforce our rights.
•
Claims by others that we infringe their intellectual property rights could harm our business.
•
Our obligations to indemnify our channel partners and network operators against intellectual property infringement claims could cause us to incur substantial costs.
•
If our third-party manufacturers do not respect our intellectual property and trade secrets and produce competitive products using our design, our business would be harmed.
•
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

PART I

Item 1. Business.

Business Overview

What we do

We provide fixed wireless broadband and Wi-Fi networking infrastructure solutions for commercial and government network operators as well as broadband service providers and other network operators, including large industrial organizations, innovative broadband service providers, and public and private networks across the globe. Our scalable, reliable and high-performance solutions enable the creation of a purpose-built wireless fabric that connects people, places and things with a unified wireless fabric that spans multiple standards and frequencies of fixed wireless and Wi-Fi, all managed centrally via the cloud, deployed indoors and outdoors. Our multi-gigabit wireless fabric offers a compelling value proposition over traditional fiber and alternative wireless solutions.

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

Our solutions are deployed by wireless broadband internet service providers, mobile network operators, and managed service providers, as well as in private networks, including enterprises, petrochemical, military, state and local government, education, hospitality, rail, utility, industrial and other network operators. Our technology is used to connect a wide range of network assets, from offices, service organizations (schools, hospitality, healthcare) and industrial processes, to guest and public access via Wi-Fi to complex sensor networks. Network operators deploy our enterprise-grade solutions to take advantage of their scalability, intelligence, reliability, durability, attractive economics and ease of deployment.

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

Our technology and products

Cambium Networks Product Portfolio Summary
Network Management			cnMaestro X - Cloud-Based Management Software cnMaestro Essentials - Cloud-Based Management Software XMS - On Premises and Cloud-Based Wi-Fi Management Software
Wired Convergence			cnMatrix - Wireless Aware Switching
Product Platform	Wi-Fi 6/ cnPilot/ Xirrus	28 GHz cnWave	60 GHz cnWave	ePMP	PMP 450	PTP 550/670/700	PTP 820/850	cnReach
Design Focus	Configurable, Cloud-managed, High performance Wi-Fi	Purpose built fixed 5G for residential and enterprise access	Gbps to the edge with Terragraph meshing for urban and high density suburban markets	Price/Performance PTP and PMP Leadership	Unparalleled Scalability for Multipoint networks	Industry Leading Sub-6 GHz Backhaul Performance	Licensed Microwave Backhaul	Licensed Narrowband in rugged I/O rich package
Throughput	1+ Gbps/AP	3 Gbps/Sector	15 Gbps/DN	1.2 Gbps/ Sector	1.4 Gbps/Sector	450 - 1400 Mbps	2+ Gbps	4.4 Mbps
Spectrum (GHz except as noted)	2.4, 5	24.25-29.5	57 - 66	2.4, 4.9, 5.x, 6.4	900 MHz, 2.4, 3.5, 3.65, 5.x	4.4 - 5.925 7.0 - 8.50	6 - 38 71 - 86	220, 450, 700, 900 MHz

Point-to-Point backhaul solutions

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

Point-to-Multipoint distribution solutions

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

Wi-Fi access solutions

Our Wi-Fi portfolio includes our cnPilot cloud-managed Wi-Fi solutions, our cnMatrix cloud-managed wireless-aware switching solution, our Xirrus Wi-Fi solutions, and our Wi-Fi 6 portfolio of Wi-Fi 6 access points which support both cnMaestro and Xirrus XMS management. cnPilot is for indoor and outdoor enterprise, small business and home applications and offers a range of Wi-Fi access points and RF technology that enable network optimization based on desired geographic coverage and user density. Xirrus has a portfolio of high-performance enterprise Wi-Fi access points and cloud-based subscription services. In June 2020, we introduced our first Wi-Fi 6 access point, the XV3-8, which supports both cnPilot and Xirrus solutions.

cnMatrix Ethernet enterprise switching solutions

Our cnMatrix Ethernet enterprise switching solutions simplify network deployment and operation. cnMatrix provides the intelligent interface between wireless and wired networks. cnMatrix’s policy-based configuration accelerates network deployment, mitigates human error, increases security, and improves reliability. When deployed with cnPilot WLAN access points and the cnMaestro management system, network operators have an affordable, feature-rich, high quality unified wired/wireless enterprise grade network. In the first quarter of 2021, we introduced and began shipping the cnMatrix TX 2020R-P. The TX 2020R-P is the first of a series of switches designed specifically to support PMP and PTP fixed wireless broadband networks, incorporating the cnMatrix enterprise class feature set and incorporating additional features and services pertinent to network operators deploying fixed wireless broadband networks. The TX 2012R-P was introduced in April 2021 and is the second platform in the TX series.

cnReach IIoT solutions

Our cnReach IIoT solutions offer connectivity for distributed sensors and controls across industrial deployments, delivering real-time monitoring, measurement and analytics to optimize system performance. Our products can be deployed in a variety of industrial verticals such as oil and gas, electrical utilities, water management, rail and transportation operations and smart cities. cnReach focuses on SCADA systems for process control and monitoring, providing affordable, narrowband wireless connectivity, operating below 1 GHz, to support distribution automation, substation switches, circuit control and telemetry.

cnVision video surveillance transport solutions

Our cnVision solutions are purpose built wireless connectivity solutions for video surveillance and CCTV deployments and provide the necessary bandwidth to transport mission-critical video wireless, for the video surveillance market.

cnMaestro and network management tools

Our cloud-based cnMaestro network management platform and our Xirrus XMS Cloud platform provide users with an integrated, intelligent, easy to use tool for end-to-end network management of our portfolio from the network operating center to individual customer premise equipment, or CPE, on a single pane of glass. cnMaestro’s interface allows users to easily onboard large numbers of new devices, configure existing devices, monitor the entire network and troubleshoot end-to-end. Our cnHeat solution is a network planning subscription service that provides a heat map coverage model display of locations that are available for fixed wireless broadband connectivity that aids in network planning. cnHeat utilized LiDAR or equivalent geospatial data to accurately model the geography being evaluated, coupled with highly accurate RF modeling, to render a visual and quantitative assessment of anticipated RF coverage and performance. cnHeat allows network operators to optimize site selection for coverage, supporting their total cost of ownership and return on investment.

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

Network operators and distribution channel

We sell our solutions globally through our channel partners to wireless Internet service providers, mobile network operators, enterprises and government agencies. As of December 31, 2021, we had over 11,300 channel partners, which includes over 170 distributors. Wireless Internet service providers using our products are typically serving between 1,000 and more than 200,000 subscribers. Enterprises using our products are in industries such as oil and gas, agriculture, mining, utilities, transportation, surveillance, hospitality, education and general corporate enterprises. Government entities using our products include local government agencies, federal agencies and defense organizations.

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

Sales and marketing

We promote the sale of our products globally in partnership with our channel partners as well as through our direct sales force. Our sales organization typically engages directly with large Internet service providers and certain enterprises even though product fulfillment generally involves our channel partners, and also provide sales support to our channel partners across the platform. Our sales organization includes field and inside sales personnel, as well as regional technical managers with deep technical expertise who are responsible for pre-sales technical support and solutions engineering for network operators, systems integrators and channel partners. As of December 31, 2021, we had 125 sales personnel located in 21 countries.

Our marketing activities consist primarily of technology conferences, web marketing, trade shows, seminars, webinars and events, public training classes, public relations, analyst relations, demand generation and direct marketing to build our brand, increase customer awareness, communicate our product advantages and generate qualified leads for our field sales force and channel partners.

Support and service

Customer support

We provide multiple layers of support: technical support, information-sharing with an experienced community of users, software downloads, warranty services, and repair. We support our enterprise class solutions with a range of flexible service plans and 24/7 availability that provide assurance to network operators that their always-on, mission critical communications requirements will be met. With every product purchase, Cambium Networks provides technical support on a best-effort basis. Hardware issues are diagnosed via joint troubleshooting with the end user and the issue will be addressed according to standard warranty status and the root cause of the issue. This may be sufficient for some customers who can largely manage and operate their network without assistance and hold adequate spares. For others, Cambium Networks provides three support programs staffed by our skilled technical support team and product support engineers to keep the network operating smoothly and efficiently and may provide 24x7x365 technical support and premium warranty support and allow network operators to select the service level that best meets their needs. Our support organization both supports channel partners in supporting their direct customers and provides first-line support to our direct customers. Technical support is also available on-line via chat and automated ticketing systems.

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

Cambium Community Forum

To complement our customer support and training, we launched the Cambium Community Forum in 2014 as a platform where we, our network operators and our channel partners can collaborate in real-time on practical solutions to real-world deployment situations, contribute to and consult a collective online knowledge base concerning our products and best practices, and share stories and photographs of customer experiences about product installations and unique use cases of our technology. In 2019, we added discussion forums focusing on CBRS, Video Surveillance, and Wi-Fi 6. Our Community Forum is moderated by our staff with direct and active engagement by our development engineering and product management personnel. Leveraging the Community Forum, we collect network operator and channel partner feedback on potential product improvements and new product ideas, including through the administration of beta testing on our products. As of December 31, 2021, there were approximately 41,000 registered forum members on our Community Forum.

Manufacturing and supply

We outsource the manufacturing of our products to third party manufacturers. For some of our products, we do substantially all of the design work; for other products, we outsource both the design (in whole or in part) and the manufacture of the product; and for several products we distribute and sell a product designed and manufactured by a third party under our name on a white label basis. We require all of our primary contract manufacturers to be ISO-9001 certified.

Our third-party manufacturing partners generally procure the components needed to build and assemble our products according to our design specifications. This allows us to leverage the purchasing power of our contract manufacturing partners. For items that we design, we generally retain complete control over the bill of material, test procedures and quality assurance programs. For other products, the third party may control the bill of material. We review, on an ongoing basis, forecasts, inventory levels, processes, capacity, yields and overall quality. Our third-party manufacturers procure components and assemble our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based on historical trends and analyses from our sales and product management functions as adjusted for overall market conditions. Generally, for our primary third-party manufacturers, we update these forecasts monthly.

Once the completed products are manufactured and tested, configured, inspected and pass quality control inspection, our contract manufacturers ship the products to our direct fulfillment facilities in Kentucky, the Netherlands and Shanghai for shipment to our distributor partners and network operators. We outsource the warehousing and delivery of our products at these fulfillment facilities to a third-party logistics provider for worldwide fulfillment. For the majority of our products, our customers ship products from our fulfillment facilities on an ex works basis and are responsible for shipping and other costs and for fulfilling import and other customs and duties requirements.

While components and supplies are generally available from a variety of sources, we and our contract manufacturers currently depend on a single or limited number of suppliers for several components for our products. We do not always have a second source for these components readily available. In addition, we currently have a limited number of suppliers for several other components for our products. We and our contract manufacturers generally rely on purchase orders rather than long-term contracts with these suppliers, although for certain components our contract suppliers have contracts in place with component suppliers that we are able to leverage. In periods of shortages, we have in the past and may in the future need to build inventory of select components. If we need to seek a suitable second source for key components or to modify our designs to use substitute components, our ability to meet the demand for our products, and as a result our business and operating results, could suffer.

We have been constrained by the global component part shortages, particularly the shortage in available semiconductor chipsets and related components, as the global integrated circuit supply is under pressure as demand surpasses supply capacity, causing foundries to allocate existing supply among their customers. These supply constraints are occurring at a time of increasing demand for us and others globally, particularly from automotive as well as the migration from 4G to 5G technology, and the continued need for connectivity as workers continue remote working, further exacerbating the supply constraint. As a result, we are experiencing increased lead times for the supply of many of our products, impacting our ability to timely supply our customers. In particular, semiconductor chips and merchant silicon and related semiconductor parts are currently in high demand with limited supply, which is resulting in significantly longer than usual lead times and increased costs for these components. We have encountered, and are likely to continue to encounter, shortages and delays in obtaining these and other components, and this has and may continue to have a material adverse effect on our ability to meet customer orders and cause a delay or reduction in our revenues. Shortages are expected to continue into 2022. In addition, such shortages or delays are resulting in increased component and delivery costs, as suppliers raise the cost of components, causing our manufacturing costs to increase. We have also experienced price increases in base commodities, impacting component pricing generally and in particular for electromechanical commodities, as well as extended lease times from any of our suppliers. These component shortages and increases in costs, and extension of lead times, have impacted, and are expected to continue over the short term to continue to impact our sales and revenues, and our gross margins and net income. To meet some of these challenges, we have increased the lead-times to our customers and increased our forecasts to our suppliers to provide better linearity in our supply and be better able to meet our customer orders, particularly for critical parts.

Logistics challenges remain as well, as container shortages continue to lengthen availability times of containers and carriage, resulting in increases in relevant freight costs, all at a time when demand across many of our product lines has increased, together with increasing demand for shipment of many other products globally. Shutdowns in China due to coal shortages, lockdowns in South Asia due to the continued impact of COVID-19, increases in gas prices, and labor shortages particularly for logistics, continue to impact our supply operations. Ports have increasing lead times with delays becoming commonplace in the container freight market as port delays, worker shortages and the impact of COVID-19 are impacting the ability to import and export goods, particularly from China. Logistics and freight costs are increasing substantially as a result. We are also experiencing increasing rates, resulting in increased use of expedited freight modes due to supply shortages. The use of expedited freight modes has increased our cost of revenues, resulting in a decrease in our gross margins, and is expected to continue in the short term.

Our suppliers and manufacturers in China and elsewhere could continue to be disrupted by worker absenteeism, quarantines, office and factory closures due to COVID-19, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions. In addition, freight and logistics constraints caused in part by restrictions imposed by governments to combat the COVID-19 pandemic have increased costs and constrained available transport, for us and our channel partners. If our supply chain operations continue to be affected or are curtailed by the outbreak of diseases such as COVID-19, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. We have and may continue to need to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us and from our supply chain and subsequently to our customers. See “Risk Factors, We face risks related to actual or threatened health epidemics and other outbreaks, which could significantly disrupt our manufacturing, sales and other operations” below.

Research and development

As of December 31, 2021, our research and development organization has over 280 employees located primarily in San Jose and Thousand Oaks, California, Rolling Meadows, Illinois, Ashburton, United Kingdom and Bangalore, India. We also work with contract engineers in various locations globally. Our research and development team has deep expertise and experience in wireless technology, antenna design and network architecture and operation. We expect to continue to expand our product offerings and solutions capabilities in the future and to invest significantly in continued research and development efforts.

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

As of December 31, 2021, we had 90 issued U.S. patents and 142 patents issued in various foreign jurisdictions as well as 6 U.S. and 29 foreign patent applications pending. We file patent applications in the United States and other countries where we believe there to be a strategic technological or business reason to do so. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually, are material to our business.

Competition

The market for wireless broadband solutions is rapidly evolving, highly competitive and subject to rapid technological change. We expect competition to persist, intensify and increase in the future.

In all of our markets, we compete with a number of wireless equipment providers worldwide that vary in size and in the products and solutions offered. Our competitors for products and solutions for the unlicensed, sub-6 GHz spectrum bands include Ubiquiti, Airspan, Radwin, MikroTik, Ligowave, and HFCL Group. Our 28 GHz cnWave mm-Wave product competes with Intracom, Nokia, and Samsung. Our 60 GHz cnWave mmWave product competes with Siklu, Adtran, and MikroTik. In the licensed microwave market, our competitors include SIAE, SAF Technica and Aviat Networks, among others. Our Wi-Fi products and solutions compete with Aruba (HPE), Ruckus (CommScope), Extreme Networks, Ubiquiti and Meraki (Cisco). Our cnReach IIoT products and solutions compete principally with GE MDS and Freewave. Our cnMatrix cloud-managed switch platform competes with Ubiquiti, Ruckus (CommScope), Aruba (HPE) and MikroTik. Our cnMatrix Ethernet enterprise switching products and solutions compete with MikroTik, Ubiquiti and Aruba (HPE).

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

Human Capital Management

We pride ourselves on developing and maintaining a strong reputation for innovation and integrity and conduct our business affairs honestly and in an ethical manner. We are proud to be named by Built In Chicago one of the 100 best large companies to work for in Chicago in 2022. We expect our corporate culture to embody trust and respect for individuals, teamwork and innovation; Cambium is a place where employees are proud to work, and where customers, suppliers and partners want to work with us. One of our most valuable assets is our integrity. We are guided by our core values of growth and profitability; outstanding global teamwork; relentless innovation and edge, making and meeting commitments; respecting and developing our people; and serving our community.

We are focused on hiring, training, and retaining exceptional talent. As of December 31, 2021, we had approximately 573 full-time employees, of whom 352 are located outside the United States. We have not experienced any work stoppages, and we consider our relationship with our employees to be good. We have a broad base of diverse talent in more than 20 countries and we believe that attracting, developing and retaining the best talent is critical to our success and achievement of our strategic objectives.

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

Although we are working in both remote and hybrid environments as a result of the COVID-19 pandemic, we work collaboratively, without hierarchy, and our management team is readily available to all employees, with additional quarterly global town hall events that allow for open question and answer dialogue.

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

We grant equity-based compensation to many of our employees and have extended the opportunity for equity ownership through our recently launched employee share purchase plan in the United States, the United Kingdom and India, which we hope to extend to other jurisdictions in the future. Additionally, we offer benefits to support our employees’ physical and mental health by providing tools and resources to help them improve or maintain their health and encourage healthy behaviors and facilitate a number of employee support groups.

Our Compensation Committee oversees our company-wide compensation programs and practices, and our Chief Executive Officer and Vice President of Human Resources regularly update our Board of Directors and the Compensation Committee on human capital matters.

COVID-19 Response

During the COVID-19 pandemic, our primary focus has been on the safety and well-being of our employees and their families. A large majority of our workforce worked remotely and successfully throughout most of 2021. Our offices are open on a voluntary basis for employees that have needed access to our offices, for example in order to use lab or test equipment, or who no longer wish to work from home, and for access we have followed the advice and recommendations of medical experts to maintain protocols to ensure the safety of our employees, including face coverings, health certifications, social distancing and capacity limits.

Available information

Our Internet address is www.cambiumnetworks.com and our investor relations website is located at http://investors.cambiumnetworks.com. We make available free of charge on our investor relations website under the sub-heading “Financials” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

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
•
Our failure to timely fulfill orders for our products, which may be due to a number of factors, including the inability of our third-party manufacturers and suppliers to meet our demand, including as a result of component or part shortages or delays, or logistical failures in warehousing and shipping products;
•
Failure of our distributors and channel partners to effectively promote and sell our products or manage their inventory and fulfillment;
•
Our ability to control costs, including our manufacturing and component costs and operating expenses;
•
Our ability to develop, introduce and ship in a timely manner new products and product enhancements, and to anticipate future market demands, as well as the impact of logistic delays and cost increases on our product shipments;
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
•
Cyber-attacks, data breaches or malware that may disrupt our operations, harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business;
•
The impact of vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products;
•
Regulatory uncertainty or changes that may be applicable to or impact our products and services;
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

In all our markets, we compete with a number of wireless equipment providers worldwide that vary in size and in the products and solutions offered. Our competitors for products and solutions for the unlicensed, sub-6 GHz spectrum bands include Ubiquiti, Airspan, Radwin, MikroTik, Ligowave, and HFCL Group. Our 60 GHz cnWave mmWave product competes with Siklu, Radwin, and MikroTik, among others. Our recently announced 28 GHz cnWave product competes with Intracom, Nokia and Samsung. In the licensed microwave markets, our competitors include SIAE, SAF Tehnica and Aviat Networks, among others. Our Wi-Fi products and solutions compete with Aruba (HPE), Ruckus (CommScope), Extreme Networks, Ubiquiti and Meraki (Cisco). Our cnReach IIoT products and solutions compete principally with GE MDS and Freewave. Our cnMatrix cloud-managed switch platform competes with Ubiquiti, Ruckus (CommScope), Aruba (HPE) and MikroTik. Our cnMatrix Ethernet enterprise switching products and solutions compete with MikroTik, Ubiquiti, and Aruba (HPE). As our target markets continue to develop and expand, and as the technology for wireless broadband continues to evolve, we expect competition to increase.

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

We expect increased competition from our current competitors, as well as emerging companies and established companies that may enter our markets. Further, we have in the past and may again experience price competition from lower cost vendors selling to network operators that have lower budget or less demanding applications than our products have been designed to serve. We also expect that even higher cost competitors may engage in price competition to establish greater market share, which may adversely affect our ability to grow our revenues and profitability. Competition could result in loss of market share, increased pricing pressure, reduced profit margins, or increased sales and marketing expense, any of which would likely cause serious harm to our business, operating results or financial condition.

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

Our business could be adversely impacted by the effects of a widespread outbreak of contagious disease, such as COVID-19. A pandemic or other health crisis such as the recent COVID-19 pandemic could impact our supply operations; for example, if any of our suppliers cease operating, causing us to move production to an alternate supplier. In addition, constraints on supply operations as a result of a pandemic such as COVID-19 could result in component part shortages due to global capacity constraints, such as the current global capacity constraint we are facing in the supply of component parts, particularly of chipsets and other semiconductor components. Such a constraint could and has caused lead times for our products to increase. In an effort to halt the outbreak of a pandemic such as COVID-19, governments may place significant restrictions on travel, such as the restrictions placed by the Chinese government on travel within China, leading to extended business closures, including closures at our third-party manufacturers. Although most of the restrictions on operations of our third-party manufacturers and other suppliers as a result of COVID-19 have been lifted or eased, our suppliers and third-party manufacturers could continue to be disrupted by worker absenteeism, quarantines, office and factory closures, disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions and such restrictions could spread to other locations where we outsource manufacture or distribution of our products if the virus and its variants continues to spread or resurge. If our supply chain operations are affected or are curtailed by the outbreak of diseases such as COVID-19, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. We may need to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us from our supply chain and subsequently to our customers. Further, if our distributors’ or end user customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.

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

The extent to which the COVID-19 pandemic or any other pandemic will impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 or other pandemic and its variants in the future, future government actions in response to the crisis, the acceptance and effectiveness of the COVID-19 vaccines and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that the COVID-19 pandemic or other health crisis will not have a material and adverse effect on our business, financial results and financial condition.

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

Some of the key components in our products come from sole or limited sources of supply, and we are therefore susceptible to supply shortages, extended lead times or supply changes, which could disrupt or delay our scheduled product deliveries to our end customers and may result in the loss of sales and end customers.

We purchase components, directly or through our contract manufacturers, from third parties that are necessary for the manufacture of our products and do not control the supply of these necessary components. Our ability to manage our supply chain may be adversely affected by factors including shortages of, and extended lead times for, components used to manufacture our products, a reduction or interruption of supply, prioritization of component shipments to other vendors, cessation of manufacturing of such components by our suppliers and geopolitical conditions such as the U.S. trade war with China and the impact of public health epidemics like the COVID-19 pandemic. Insufficient component supply, or any increases in the time required to manufacture our products, have and may continue to lead to inventory shortages that could result in increased customer lead times for our products, delayed revenue or loss of sales opportunities altogether as potential end customers turn to competitors’ products that are more readily available. Shortages in the supply of components or other supply disruptions, including, without limitations, due to reductions in supply as a result of COVID-19 or as a result of the current global shortage of chipsets and other semiconductor components, may not be predicted in time to design-in different components or qualify other suppliers. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly and may increase the likelihood of errors in design or production. Similar delays may occur in the future.

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

In order to reduce manufacturing lead times and plan for adequate component supply, from time to time, we may issue purchase orders for components and products that are non-cancelable and non-returnable. In addition, we may purchase components and products that have extended lead teams to ensure adequate supply to support long-term customer demand and mitigate the impact of supply disruptions. If we are unable to use all of the components we have purchased, we may have excess inventory or obsolescence, or increased inventory or carrying costs, which could have an adverse impact on our results of operation or financial condition.

We may face increased costs or other logistics challenges in the shipment of our products, which may increase cost of revenues or result in a delay of shipments to customers.

Logistics challenges have and may continue to impact our operations, as a result of container shortages which have and may continue to lengthen availability of containers and increased carriage costs, resulting in increases in relevant freight costs, all at a time when global demand has increased. Ports have and may continue to experience increasing lead times with delays in the container freight market as port delays, worker shortages and the impact of COVID-19 impact the ability to import and export goods, particularly from China, resulting in an increase in logistics and freight costs. These logistics and freight challenges and increasing costs could have a material adverse effect on our ability to meet customer delivery requirements, result in increased costs and adversely affect our business, financial condition, results of operations and prospects.

We rely on third-party manufacturers, which subjects us to risks of product delivery delays and reduced control over product costs and quality.

We outsource the manufacturing of our products to third-party manufacturers pursuant to which the third parties manufacture and supply our products subject to orders from us often based on our demand forecasts. For certain products, we do most of the design work, and on others we rely on third-party manufacturers to design products (in whole or in part) to our specifications and license those designs back to us. Other products we acquire from third parties who have wholly designed and manufactured and distribute and sell these products on a white label basis. Our reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. From time to time, we have experienced and may in the future experience delays in shipments or issues concerning product quality from our third-party manufacturers. If any of our third-party manufacturers suffer interruptions, delays or disruptions in supplying our products, including by natural disasters or work stoppages or capacity constraints, our ability to ship products to distributors and network operators would be delayed. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet network operators’ requirements, we could be required to cover the repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative impact on our operating results. In addition, such delays or issues with product quality could harm our reputation and our relationship with our channel partners.

Our agreements do not typically obligate our third-party manufacturers to supply products to us in specific quantities or for an extended term, which could result in short notice to us of supply shortages and increases in the prices we are charged for manufacturing services. We believe that our orders may not represent a material portion of the total orders of our primary third-party manufacturers, and, as a result, fulfilling our orders may not be prioritized in the event they are constrained in their abilities or resources to fulfill all of their customer obligations in a timely manner. Although we provide demand forecasts to some of our third-party manufacturers, such forecasts are not generally binding and if we overestimate our requirements, some of our third-party manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, our third-party manufacturer may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenues. For example, as a result of increased global demand for some components used in our products, particularly semiconductor-related components, foundries have experienced capacity shortages and have responded by allocating existing supply among their customers, including us. This capacity shortage coupled with an increase in demand for our affected products, due in part to a global increase in demand for bandwidth has resulted in supply shortages that have caused increased lead times for some of our products. We may suffer delays introducing new products to the market and in sales of existing products as a result of parts unavailability or shortages, resulting in loss or delay of revenue.

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

Our third-party manufacturers predominantly operate outside of the U.S. causing us to face risks to our business based on changes in tariffs, trade barriers, export regulations, political conditions and contractual restrictions. For example, our cost of goods in the Wi-Fi and switch products, as well as most of our ePMP products, has been adversely affected by U.S. tariffs on goods produced for us in China and later imported into the United States. Our products manufactured in China and elsewhere may also be adversely affected by the outbreak of diseases such as COVID-19, if such diseases result in delays, shutdowns or other restrictions on our manufacturing processes by our third-party manufacturers, or on our ability to distribute products from our distribution centers. Products that we have manufactured for us in China, Mexico, and elsewhere may also be subject to any uncertainty of trade relations between such countries and the United States, which could cause the cost of our products manufactured there to rise, or result in our inability to continue to manufacture in such country, resulting in a need to find alternative sources of manufacture, which could result in the delay of manufacture and supply of our products, increase our cost of manufacture, and cause a delay in our shipments to customers and a delay or cancellation of orders. Our future operating results and financial condition could be materially affected to the extent any of these actions occur.

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

Sales through distributors have been highly concentrated in a few distributors, with over 36%, 41%, and 41% of our revenues in 2019, 2020 and 2021, respectively, coming from our three largest distributors. In addition, certain of our distributors may rely disproportionately on sales to a small number of end customers. Termination or degradation of a relationship with a major distributor, or of a distributor with its major customer, could result in a temporary or permanent material loss of revenues. We may not be successful in finding other distributors on satisfactory terms, or at all, and our distributors may fail to maintain or replace business with their major customer, either of which could adversely affect our ability to sell in certain geographic markets or to certain network operators, adversely impacting our revenues, cash flow and market share.

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

Our revenue growth rate in recent periods may not be indicative of our future performance. For example, our revenues grew 10.4% from 2018 to 2019, 4.3% from 2019 to 2020 and 20.6% from 2020 to 2021. Accordingly, we may not achieve similar revenue growth rates of our earlier years in future periods. Our revenues for any prior annual period may not be an indication of our future revenues or revenue growth. If we are unable to maintain consistent revenues or revenue growth, our operating results and the trading price of our shares could be materially affected.

Our third-party logistics and warehousing provider may fail to deliver products to our channel partners and network operators in a timely manner, which could harm our reputation and operating results.

We rely on our third-party logistics and warehousing provider, with distribution hubs in the United States, the Netherlands and China, to fulfill the majority of our worldwide sales and deliver our products on a timely basis. Any delay in delivery of our products to distributors or network operators could create dissatisfaction, harm our reputation, result in the loss of future sales and, in some cases, subject us to penalties. We rely on our third-party logistics and warehousing provider to accurately segregate and record our inventory for us and to report to us the receipt and shipments of our products. Our third-party logistics and warehousing provider also manages and tracks the delivery of our products from the warehouse and safeguards our inventory, which accounts for a vast majority of our inventory balance. The failure of our third-party logistics and warehousing provider to perform these key tasks sufficiently, or the disruption to its business as a result of restrictions imposed as a result of COVID-19 or other health crises, natural disasters, work stoppages, cyber attacks or other business disruptions, could disrupt their operations and therefore the shipment of our products to distributors and network operators or cause errors in our recorded inventory or in our customs or other regulatory documentation, any of which could adversely affect our business and operating results.

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

Our products are technologically complex and may contain undetected hardware defects or software bugs, or subject our products to ransomware or other cyber attacks which could result in increased warranty claims, increased costs, loss of revenues and harm to our reputation.

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

Although we rely on channel partners to fulfill the substantial majority of our sales, our direct sales force plays a critical role driving our sales through direct engagement with network operators. We have invested and will continue to invest substantially in our sales organization. Our sales headcount has grown from 114 as of December 31, 2017 to 125 as of December 31, 2021, as we focus on growing our business, entering new markets and increasing our market share, and we expect to continue to incur significant expenses as we continue to invest in sales and marketing in order to achieve revenue growth. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires may not become productive as quickly as we expect, and we may be unable to hire and retain sufficient numbers of qualified individuals needed to increase our sales. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire do not achieve expected levels of productivity, our business, operating results and financial condition could be materially adversely affected.

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

We have extensive international operations and generate a significant amount of revenues from sales to channel partners in Europe, the Middle East and Africa, Asia-Pacific and South America. For example, sales outside of the United States accounted for 55% of our total revenues in 2019, 49% in 2020, and 51% in 2021. We rely on our third-party logistics and warehousing provider, with distribution hubs in the United States, the Netherlands and China to fulfill the majority of our worldwide sales and to deliver our products to our customers. We have estimated the geographical distribution of our product revenues based on the ship-to destinations specified by our distributors when placing orders with us. Our ability to grow our business and our future success will depend on our ability to continue to expand our global operations and sales worldwide.

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

The United Kingdom ceased to be a member of the European Union on January 31, 2020. An agreement governing the U.K.’s departure from the European Union, Brexit, was agreed to on December 24, 2020, but a "transition period" keeping most pre-departure arrangements in place ended on December 31, 2020. Accordingly, although an agreement on post-Brexit trade and future EU-UK relations (the Trade and Cooperation Agreement, was reached on December 24, 2020, and the formal ratification process was completed in April 2021, there continues to be uncertainty over some of the practical consequences of Brexit and as to its application, including as to the United Kingdom’s trading policies with the EU and other countries as it issues new rules and regulations. The full effects of Brexit will depend on agreements the United Kingdom may make and rules and regulations it may issue concerning trading among the United Kingdom and to the European Union and other markets. Given the lack of comparable precedent, it is unclear what economic, financial, trade and legal implications the withdrawal of the United Kingdom from the European Union will have generally and how such withdrawal will affect us. The consequences of Brexit have brought legal uncertainty and increased complexity which could continue as national laws and regulations in the U.K. differ from EU laws and regulations and additional requirements come into effect in the U.K. and EU relating to testing, authorization, labeling and other requirements that may impact our ability to import, export and otherwise distribute our products, services, and solutions.

Brexit may, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, undermine bilateral cooperation in key geographic areas, disrupt the markets we serve, and significantly disrupt trade between the United Kingdom and the European Union or other nations as the United Kingdom pursues independent trade relations. Since we derive most of our revenues through our U.K. subsidiary, which owns our intellectual property, the consequences of Brexit, could adversely change our tax benefits or liabilities in certain jurisdictions and adversely impact our trade operations and our management of our export compliance from our Netherlands distribution hub. Our U.K. operations may be adversely affected as we become subject to new laws and regulations implemented in the U.K. as part of Brexit, including compliance with U.K. labor and other regulations as well as compliance with EU privacy laws. Brexit could also create uncertainty with respect to the legal and regulatory requirements over the operation of our products to which we and our network operators in the U.K. are subject and lead to divergent national laws and regulations as the U.K. government determines which EU laws to replace or replicate.

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

Our products are subject to governmental regulations in a variety of jurisdictions. To achieve and maintain market acceptance, our products must comply with these regulations as well as a significant number of industry standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission, or FCC, Underwriters Laboratories and others. We must also comply with similar international regulations, particularly those issued by the European Telecommunications Standards Institute, or ETSI, as such directives are or may be adopted as regulations by governments in member states. In addition, radio emissions, such as our products, are subject to health and safety regulation in the United States and in other countries in which we do business, including by the Center for Devices and Radiological Health of the Food and Drug Administration, the Occupational Safety and Health Administration and various state agencies. Member countries of the European Union have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions, and chemical substances and use standards. As these regulations and standards evolve, and if new regulations or standards are implemented, we could be required to modify our products or develop and support new versions of our products, and our compliance with these regulations and standards may become more burdensome. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. Foreign regulatory agencies may delay or fail to certify our products for political or other reasons other than product quality or performance. Network operator uncertainty regarding future policies may also affect demand for wireless broadband products, including our products. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results and financial condition.

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

Our business, operating results and financial condition could be materially harmed by regulatory uncertainty applicable to our products and services.

Changes in regulatory requirements applicable to our products, in the United States and in other countries, could materially affect the sales of our products and services. In addition, evolving legal requirements restricting or controlling the collection, processing, or cross-border transmission of data, including regulation of cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and services. Additional areas of uncertainty that could impact sales of our products and offers include laws and regulations related to encryption technology, environmental sustainability, export control, and product certification, including new laws and regulations in response to climate change or disclosure of climate change-related efforts. Changes in regulatory requirements in any of these areas could have a material adverse effect on our business, operating results, and financial condition.

If we were not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our business, results of operations and financial condition could be harmed.

Personal privacy, data protection, information security and telecommunications-related laws and regulations have been widely adopted in the United States, Europe and in other jurisdictions where we offer our products. The regulatory frameworks for these matters, including privacy, data protection and information security matters, is rapidly evolving and is likely to remain uncertain for the foreseeable future. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security and telecommunications services in the United States, the European Union and other jurisdictions in which we operate or may operate, and it is not known what impact such future laws, regulations and standards may have on our business. For example, the European Commission adopted the General Data Protection Regulation, or GDPR, effective in May 2018, which imposes more stringent EU data protection requirements and imposes greater penalties for noncompliance than prior regulations. In July 2020, the European Court of Justice invalidated the Privacy Shield regime that had been established under GDPR as a safe harbor for transfers of data to and from third parties, and in summer 2021, the European Commission published new Standard Contractual Clauses, or SCCs, as a European-Commission-approved compliance method for transfers of personal data of EEA individuals from the European Union to third countries, such as the United States. We rely on SCCs for transfers to and from third parties. In addition, we must ensure that third parties processing personal data of our EEA customers and/or employees outside of the EEA have compliant transfer mechanisms. To the extent we rely on SCCs, or any third party relies on the Privacy Shield regime for the compliant transfer of personal data, our ability to process EEA personal data to such parties could be jeopardized.

Additionally, California enacted the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020, and broadly defines personal information, gives California residents expanded privacy rights and protections and provides for civil penalties for violations. The California Privacy Rights Act, or CPRA, amends and explains the CCPA to create new and additional privacy rights and obligations. Most of the CPRA's substantive provisions become operative on January 1, 2023, with a look-back period beginning on January 1, 2022. We understand that additional states, such as Virginia, New York and Colorado, as well as other countries around the world, including India, are also in the process of enacting or amending data protection, security, and privacy regulations. In August 2021, China finalized its Personal Information Protection Law (PIPL), which entered into force on November 1, 2021. PIPL consolidates and clarifies requirements regarding use of the personal information of Chinese residents. Brazil's General Data Protection Law (LGPD) has been in force for a year, although the penalties provided by the law did not become enforceable until August 2021. This is Brazil's first comprehensive data protection regulation and is similar to the EU's GDPR.

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

Risks related to our intellectual property

Cyber-attacks, data breaches or malware may disrupt our operations, harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business; and cyber-attacks or data breaches on our customers’ networks, or in cloud-based services provided by or or enabled by us, could result in claims of liability against us, damage our reputation or otherwise materially harm our business.

We experience cyber-attacks and other attempts to gain unauthorized access to our systems on a regular basis, and we anticipate continuing to be subject to such attempts. Despite our implementation of security measures, (i) our products and services, and (ii) the servers, data centers, and cloud-based solutions on which our and third-party data is stored, are vulnerable to cyber-attacks, data breaches, malware, and disruptions from unauthorized access, tampering or other theft or misuse, including by employees, malicious actors or inadvertent error. Such events could in the future compromise or disrupt access to or the operation of our products, services, and networks or those of our customers, or result in the information stored on our systems or those of our customers being improperly accessed, processed, disclosed, lost or stolen. We have not to date experienced a material event; however, the occurrence of any such event in the future could subject us to liability to our customers, suppliers, business partners and others, give rise to legal and/or regulatory action, could damage our reputation or otherwise materially harm our business, and could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious actors to disrupt our operations or undermine our own security efforts may be costly to implement and may not be successful. Breaches of security in our customers’ networks, or in cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in claims of liability against us, damage our reputation or otherwise materially harm our business.

Vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation, or otherwise materially harm our business.

The products and services we sell to customers, and our cloud-based solutions, inevitably contain vulnerabilities or critical security defects which have not been remedied and cannot be disclosed without compromising security. We also make prioritization decisions in determining which vulnerabilities or security defects to fix and the timing of these fixes. Customers may also delay the deployment or implementation of fixes offered or made available by us. In addition, we rely on third-party providers of software and cloud-based services, and we cannot control the rate at which they remedy vulnerabilities. When customers do not deploy specific releases, or decide not to upgrade to the latest versions of our products, services or cloud-based solutions containing the release, they may be left vulnerable. Vulnerabilities and critical security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying specific releases or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise materially harm our business.

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

We have agreed, and expect to continue to agree, to indemnify our channel partners and network operators for certain intellectual property infringement claims. If intellectual property infringement claims are made against our channel partners or network operators concerning our products, we could be required to indemnify them for losses resulting from such claims or to refund amounts they have paid to us. The maximum potential amount of future payments we could be required to make may be substantial or unlimited and could materially harm our business. We may in the future agree to defend and indemnify our distributors, network operators and other parties, even if we do not believe that we have an obligation to indemnify them or that our services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of these indemnity demands, which may lead to disputes with a distributor, network operator or other party and may negatively impact our relationships with the party demanding indemnification or result in litigation against us.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced plans to phase out the use of LIBOR by the end of 2021. Although the impact is uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition. Although our credit facilities with Bank of America contemplates the elimination of LIBOR-indexed loans, we may incur significant expenses to amend our LIBOR-indexed loans, and other applicable financial or contractual obligations, including our credit facilities, to a new reference rate, which may differ significantly from LIBOR. Accordingly, the use of an alternative rate could result in increased costs, including increased interest expense on our credit facilities, and increased borrowing and hedging costs in the future. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business, results of operations or financial condition.

Our credit facility contains restrictive financial covenants that may limit our operating flexibility.

We entered into a new credit facility, replacing our existing credit facility, in November 2021. Our credit facility contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we, among other things, create or assume certain liens; create, incur or assume additional indebtedness, subject to specified permitted debt; make or hold certain investments, subject to certain exceptions; enter into certain mergers, liquidations, consolidations and other fundamental changes, subject to specified exceptions; make certain sales and other disposition of property or assets, including sale and leaseback transactions, subject to certain conditions and exceptions; make certain payments of dividends, share repurchase and other distributions, subject to certain exceptions; and enter into certain transactions with affiliates. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay certain amounts under the credit facility. The credit facility also contains certain financial covenants and financial reporting requirements. We have in the past, and may in the future, fail to comply with all of the financial or restrictive covenants of our credit facility, requiring a waiver from our lenders. Our obligations under the credit facility are secured by substantially all of our assets. We may not be able to generate or sustain sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the credit facility, and we may in the future be unable to meet our financial covenants, requiring additional waivers that our lenders may be unwilling to grant. Furthermore, our future working capital, proceeds of borrowings or proceeds of equity financings could be required to be used to repay or refinance the amounts outstanding under the credit facility and, therefore, may be unavailable for other purposes. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our shares would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.

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

We may be subject to income tax audits in all the jurisdictions in which we operate. The years open for audit vary depending on the tax jurisdiction. In the United States, we are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2018. In the non-U.S. jurisdictions, the tax returns that are open vary by jurisdiction and are generally for tax years between 2017 through 2021. We routinely assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. When assessing such potential exposures and where necessary, we provide a reserve to cover any expected loss. To the extent that we establish a reserve, we increase our provision for income taxes. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that tax liability is greater than the original estimate. If the governing tax authorities have a differing interpretation of the applicable law, a successful challenge of any of our tax positions could adversely affect our financial condition, cash flows and/or results of operations.

Risks related to ownership of our ordinary shares

Because Vector Capital holds a controlling interest in us, the influence of our public shareholders over significant corporate actions will be limited.

Affiliates of Vector Capital directly or indirectly own approximately 53% of our outstanding shares through their ownership of Vector Cambium Holdings (Cayman), L.P., or VCH, L.P., which was reduced from 63% during 2021 as a result of Vector Capital’s sale of 2.0 million of our ordinary shares on May 12, 2021 pursuant to a registration statement declared effective on November 24, 2020. As a result of its controlling interest in us, Vector Capital has the power to:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2021, we occupied approximately 38,000 square feet of office space in Rolling Meadows, Illinois under lease agreements that expire in 2024, where we have corporate and executive functions, research and development, customer support, operations and administration and finance services. We also lease approximately 27,000 square feet of office space in Ashburton, England under lease agreements all of which expire in 2026, approximately 44,000 square feet of space in Bangalore, India under five leases that expire between 2023 to 2026, approximately 9,000 square feet of office space in San Jose, California under a lease that expires in 2023, and approximately 9,000 square feet of office space in Thousand Oaks, California under a lease that expires in 2023. In addition, we maintain offices in Miami, Florida, Italy, Dubai, Mexico and Singapore.

For additional information regarding obligations under operating leases, see Note 17 - Leases in the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

Third parties may from time to time assert legal claims against us.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. A number of companies hold a large number of patents that may cover technology necessary to our products. We have in the past received and expect to continue to receive claims by third parties that we infringe their intellectual property rights. In addition, we may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters and other litigation matters relating to various claims that arise in the normal course of business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, and following such assessment, record an amount where it is probable that we will incur a loss and where that loss can be reasonably estimated. However, our estimates may be incorrect and we could ultimately incur more or less than the amounts initially recorded. We are not currently aware of any pending or threatened litigation that would have a material adverse effect on our financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market information

Our ordinary shares have been listed on the NASDAQ Global Market under the symbol “CMBM” since June 26, 2019.

Holders of record

As of December 31, 2021, there were 148 shareholders of record of our ordinary shares. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders. The closing price of our ordinary shares on December 31, 2021 was $25.38 per share as reported on the NASDAQ Global Market.

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

Equity compensation plan information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2022 annual meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

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

The following graph compares the total cumulative shareholder return on our ordinary shares with the total cumulative return of the Russell 3000 Index and the NASDAQ Composite Index during the period commencing on June 26, 2019, the initial trading day of our ordinary shares, and ending on December 31, 2021. The graph assumes that $100 was invested at the beginning of the period in our ordinary shares and in each of the comparative indices, and the reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

	6/26/2019	6/28/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/30/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021
Cambium Networks Corporation	100.00	98.87	100.00	90.10	52.06	75.88	173.92	258.56	481.65	498.45	373.09	264.23
Russell 3000 (TR)	100.00	101.26	102.44	111.75	89.74	107.87	117.80	135.10	143.67	155.51	155.35	169.77
NASDAQ Composite (TR)	100.00	101.23	101.41	114.05	99.07	128.50	142.94	165.28	170.16	186.63	186.20	201.94

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with the consolidated financial statements and related notes thereto of Cambium Networks Corporation (“Cambium”, “we”, “our”, or “us”) included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materiality from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly those discussed under Part I, Item 1A. “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our wireless fabric includes intelligent radios, smart antennas, radio frequency algorithms, wireless-aware switches and our on-premises or cloud-based network management software. Our embedded proprietary RF technology and software enables automated optimization of data flow at the outermost points in the network, which we refer to as the “intelligent edge.” This intelligent edge offers network operators increased performance, visibility, control and management, as well as the ability to efficiently transfer large amounts of data back to enterprise data centers for fast and efficient analysis and decision-making even in conditions characterized by a high degree of interfering signals generated both within the network or from outside sources, which we refer to as noise. Our products support licensed and unlicensed spectrum, tailored for many frequency bands. We provide deep technical and operational expertise based on years of deploying networks, resulting in ease of use of our products, and all Cambium Networks solutions are backed by our global organization that provides support services tailored to meet the business needs of our end users.

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

We offer our fixed wireless broadband and Wi-Fi solutions in three categories:

•
PTP: We offer PTP solutions designed to operate in unlicensed spectrum from 220 MHz to 6.05 GHz and in licensed spectrum from 6-38 and 71-86 GHz. In addition, our PTP 700 operates in NATO Band IV from 4.4-5.9 GHz, as well as in the 7 GHz and 8 GHz bands, and meets stringent federal operating, performance and security standards. The mainstay of our backhaul offering is the PTP 670 for commercial applications and PTP 700 for defense and national security applications. In addition, our PTP 820 and PTP 850 series offer carrier-grade microwave backhaul in licensed spectrum, and our PTP 550 offers price-performance leadership in spectral efficiency in sub-6GHz unlicensed spectrum. In addition to dedicated point-to-point platforms, as technology has evolved, solutions have developed that, while principally supporting point-to-multi-point architectures, also support point-to-point applications, including the 60 GHz cnWave v3000 Client Node and the ePMP Force 425. Revenues from these products are included in the PMP product category in our revenues by product category reporting, as that is their primary application.
•
PMP: Our PMP portfolio ranges from our top-of-the-line PMP 450 series to our ePMP solutions for network operators that need to optimize for both price and performance to our cnReach family of narrow-bandwidth connectivity products for industrial communications. The PMP 450 series is optimized for performance in high-density and demanding physical environments, and includes the PMP 450m with integrated cnMedusa massive multi-user multiple input multiple output, or MU-MIMO, technology. The PMP 450 product line also supports the FCC’s Citizen Broadband Radio Service, or CBRS. PMP provides a high-quality platform at a more affordable price for less demanding environments. The ePMP 3000 supports 4x4 MU-MIMO and is complemented by a broad portfolio of ePMP Force 300 subscriber radios. The FCC and other regulatory bodies around the world have begun to release the 6 GHz band, ranging from 5825 MHz to 7125 MHz, to unlicensed use in indoor and outdoor applications. We have commenced development on both the PMP 450 and the ePMP platform to take advantage of this new spectrum offering. cnRanger, our Fixed LTE solution, operates in the 2 GHz (Bands 38, 40, 41) and 3 GHz (Bands 42, 43, 48). Like the PMP 450 platform, the 3 GHz cnRanger solution supports the CBRS service, while the 2 GHz bands support the FCC's Educational Broadband Service, or EBS, classification. cnReach products enable IIoT applications, such as supervisory control and data acquisition, or SCADA, processes in the oil and gas, electric utility, water, railroad and other industrial settings. In the fourth quarter of 2020, we began shipping our 60 GHz solution, cnWave, which enables Gbps networking using the 60 GHz band and includes Meta's Terragraph technology. We expect to commence commercial shipment of our fixed 5G platform, operating from 24.25 to 29.50 GHz, encompassing the 3GPP 5G channels N257, N258 and N261 in the first half of 2022.
•
Wi-Fi: Our Wi-Fi portfolio includes our cnPilot cloud-managed Wi-Fi solutions, our cnMatrix cloud-managed wireless-aware switching solution, our Xirrus Wi-Fi solutions, and our Wi-Fi 6 portfolio of Wi-Fi 6 access points which support both cnMaestro and Xirrus XMS management. cnPilot is for indoor and outdoor enterprise, small business, and home applications and offers a range of Wi-Fi access points and RF technology that enable network optimization based on desired geographic coverage and user density. cnMatrix provides the intelligent interface between wireless and wired networks. cnMatrix’s policy-based configuration accelerates network deployment, mitigates human error, increases security, and improves reliability. Xirrus has a portfolio of high performance enterprise Wi-Fi access points and cloud-based subscription services. In June 2020, we introduced our first Wi-Fi 6 access point, the XV3-8, which supports both cnPilot and Xirrus solutions. In January 2021, we announced our XE series, which incorporates Wi-Fi 6E, support of the 6 GHz band, and will commence shipment in the first quarter of 2022. Additional Wi-Fi 6 access points are under development and will be released throughout 2022. In the first quarter of 2021, we introduced and began shipping the cnMatrix TX 2020R-P. The TX 2020R-P is the first in a series of switches designed specifically to support PMP and PTP fixed wireless broadband networks, incorporating the cnMatrix enterprise-class feature set and incorporating additional features and services pertinent to network operators deploying fixed wireless broadband networks. The TX2021-RP was introduced in April of 2021 and with the December introduction of the TX 2028RF-P and the TX 1012R-P, we have a comprehensive portfolio of switches to support our range of PMP and PTP networks operators, complementing the EX series intended to support enterprise Wi-Fi networks.

We generate a substantial majority of our sales through our global channel distribution network, including, as of December 31, 2021, approximately 170 distributors that we sell to directly, together with over 11,100 value added resellers and system integrators supplied by these distributors, for further sales to end-users. Our channel partners provide lead generation, pre-sales support and product fulfillment, along with professional services for network design, installation, commissioning and on-going field support. Although we fulfill sales almost exclusively through our channel partners, through our global sales team we engage directly with network operators in our key vertical markets including service providers, enterprises, industrials, defense and national security entities, and state and local governments. Our sales team responds to bids or requests for quotes, typically in collaboration with a channel partner. Our distributors carry inventory of our products for resale, and generally have stock rotation rights only if they simultaneously place an off-setting order for product. As such, we generally recognize revenue from sales to distributors on a sell-in basis, and manage our finished goods inventory to plan for distributor demand.

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

COVID-19

The severity of the impact of the COVID-19 pandemic, and the disruption to our business and operations as well as the operations of our customers and suppliers, has lessened, and our markets are recovering as the need for additional connectivity continues to grow and as the market adopts newer technologies. We have benefitted from investments we have made over the past few years in fixed wireless infrastructure technologies in such areas as PMP, including CBRS-compatible products in the U.S. and in new opportunities such as gigabit wireless solutions with our 60 GHz millimeter wave products, our new enterprise Wi-Fi 6, and cloud-enabled wireless switching products and our 5G 28 GHz millimeter wave products enabling us to enter markets demanding higher broadband performance. In the U.S., the first phase of the Rural Digital Opportunity Fund, or RDOF, launched by the Federal Communications Commission, or FCC, is expected to accelerate the provision of high-speed broadband service to millions of underserved communities in the U.S. over the next ten years.

We remain subject to continued social distancing measures, continuing shutdowns globally that impact the ability of our end user customers to deploy our products, and continued restrictions on in person marketing and sales activities and even cessation in travel that impacts our sales activities, and resulting in continued general business uncertainty that negatively impacts demand in several of our markets.

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

With respect to liquidity, we believe our balance sheet will provide us the necessary capital to navigate the COVID-19 pandemic. During 2020, we implemented several initiatives to conserve cash and optimize profitability, including limiting discretionary spending, temporarily reducing personnel costs, eliminating non-essential travel, delaying or reducing hiring activities, deferring certain discretionary capital expenditures and have continued to enforce these initiatives throughout 2021.

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

Cost of revenues and gross profit

Our cost of revenues is comprised primarily of the costs of procuring finished goods from our third-party manufacturers, third-party logistics and warehousing provider costs, freight costs and warranty costs. We outsource our manufacturing to third-party manufacturers located primarily in Mexico, China, Israel and Taiwan. Cost of revenues also includes costs associated with supply operations, including personnel related costs, provision for excess and obsolete inventory, third-party license costs and third-party costs related to services we provide. Cost of revenues also includes amortization of capitalized software costs associated with products marketed to be sold.

Gross profit has been and will continue to be affected by various factors, including changes in product mix. The margin profile of products within each of our core product categories can vary significantly depending on the operating performance, features and manufacturer of the product. Generally, our gross margins on backhaul and fixed wireless access point products are greater than those on our CPE products. Because the ratio of CPE to PTP and PMP access points typically increases as network operators build out the density of their networks, increases in follow-on sales to network operators as a percentage of our total sales typically have a downward effect on our overall gross margins. Finally, gross margin will also vary as a function of changes in pricing due to competitive pressure, our third-party manufacturing and other production costs, cost of shipping and logistics, provision for excess and obsolete inventory and other factors. We expect our gross margins will fluctuate from period to period depending on the interplay of these various factors.

Operating expenses

We classify our operating expense as research and development, sales and marketing, and general and administrative expense. Personnel costs are the primary component of each of these operating expense categories, which consist of cash-based personnel costs, such as salaries, sales commissions, benefits, share-based compensation and bonuses. In addition, we separate depreciation and amortization in their own category.

Research and development

In addition to personnel-related costs, research and development expense consists of costs associated with design and development of our products, product certification, travel and recruiting. We generally recognize research and development expense as incurred. For certain of our software projects under development, we capitalize the development cost during the period between determining technological feasibility of the product and commercial release. We amortize the capitalized development cost upon commercial release, generally over three years and is included in cost of revenues. We typically do not capitalize costs related to the development of first-generation product offerings as technological feasibility generally coincides with general availability of the software. Although research and development expenses decreased in 2020 related to lower contractor spend and travel as a result of restrictions due to the COVID-19 pandemic, as these restrictions have lifted in 2021, research and development expense have increased as we continue to invest in our future products and services.

Sales and marketing

In addition to personnel costs for sales, marketing, service and product line management personnel, sales and marketing expense consists of our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, national and local regulatory approval on our products, travel and entertainment, and recruiting. In 2020, we experienced a decrease in payroll related costs driven by a reduction in headcount as part of the restructuring announced in November 2019 and February 2020. In addition, in 2020 we experienced a reduction in travel and entertainment and marketing related spending as a result of restrictions due to the COVID-19 pandemic. In 2021, sales and marketing expenses have increased as these restrictions are lifted and we increase the size of our sales, marketing, service, and product line management organization to support our growth, and, in particular, as we continue to expand our global distribution network.

General and administrative

In addition to personnel costs, general and administrative expense consists of professional fees, such as legal, audit, accounting, information technology and consulting costs, insurance, facilities and other supporting overhead costs. We expect general and administrative expense to increase as we increase the size of our finance, information technology, legal and human resources organization to support our growth and continue to incur additional costs associated with being a public company.

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

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations for the year ended December 31, 2020 compared to the year ended December 31, 2021:

(in thousands)	2020	2021
Statements of Operations Data:
Revenues	$278,459	$335,854
Cost of revenues	139,049	175,058
Gross profit	139,410	160,796
Operating expenses
Research and development	43,188	47,929
Sales and marketing	36,784	40,787
General and administrative	28,851	29,490
Depreciation and amortization	6,639	6,171
Total operating expenses	115,462	124,377
Operating income	23,948	36,419
Interest expense, net	5,326	4,269
Other expense, net	491	244
Income before income taxes	18,131	31,906
Benefit for income taxes	(444)	(5,515)
Net income	$18,575	$37,421

	2020	2021
Percentage of Revenues:
Revenues	100.0%	100.0%
Cost of revenues	49.9%	52.1%
Gross margin	50.1%	47.9%
Operating expenses
Research and development	15.5%	14.3%
Sales and marketing	13.2%	12.1%
General and administrative	10.4%	8.8%
Depreciation and amortization	2.4%	1.8%
Total operating expenses	41.5%	37.0%
Operating income	8.6%	10.9%
Interest expense, net	1.9%	1.3%
Other expense, net	0.2%	0.1%
Income before income taxes	6.5%	9.5%
Benefit for income taxes	(0.2)%	(1.6)%
Net income	6.7%	11.1%

The following is the discussion and analysis of changes in the financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2021. The discussion and analysis of 2019 and changes in the financial condition and results of operations for the year-to-year comparisons between 2019 and 2020 that are not included in this Form 10-K may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II, Item 7 of our Annual report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission ("SEC") on March 1, 2021.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2021

Revenues

			Change
(dollars in thousands)	2020	2021	$	%
Revenues	$278,459	$335,854	$57,395	20.6%

Revenues increased $57.4 million, or 20.6%, from $278.5 million in 2020 to $335.9 million in 2021, which was attributable to increased demand for and pricing of our point-to-multi-point products due to increased network traffic, new product introductions and demand for CBRS solutions and our Wi-Fi products, which benefitted from higher volume and pricing of our Wi-Fi 6 and switching products. Complementing this overall trend, revenue growth in 2021 also benefitted from continued expansion of our channel, with more than 11,300 total registered channel partners, which includes over 170 distributors, as of December 31, 2021.

Revenues by product category

			Change
(dollars in thousands)	2020	2021	$	%
Point-to-Multi-Point	$172,601	$204,756	$32,155	18.6%
Point-to-Point	60,435	60,761	326	0.5%
Wi-Fi	39,990	66,933	26,943	67.4%
Other	5,433	3,404	(2,029)	(37.3)%
Total revenues by product category	$278,459	$335,854	$57,395	20.6%

Point-to-Multi-Point

Our PMP product line comprised 62% of total revenues for 2020 and 61% of total revenues for 2021. PMP revenue growth was due to increased volume and pricing, mostly due to network buildouts in North America, new product introductions, including 60 GHz and demand for our CBRS solutions.

Point-to-Point

PTP revenues remained flat overall, but saw increased demand in the defense sector partially offset by softer demand for backhaul products.

Wi-Fi

Wi-Fi revenues increased primarily as a result of higher volume and pricing, with strength from new product introductions, including Wi-Fi 6 and cnMatrix.

Revenues by geography

			Change
(dollars in thousands)	2020	2021	$	%
North America	$147,328	$173,491	$26,163	17.8%
Europe, Middle East, Africa	80,927	93,082	12,155	15.0%
Caribbean and Latin America	29,418	40,974	11,556	39.3%
Asia Pacific	20,786	28,307	7,521	36.2%
Total revenues by geography	$278,459	$335,854	$57,395	20.6%

Revenues increased in 2021 compared to 2020 reflecting higher revenues in all regions. The increased revenues in North America was driven by higher revenues for PMP and Wi-Fi products, driven mostly by higher PMP revenues due to increased volume and pricing along with increased demand for CBRS and robust network traffic and Wi-Fi due to increased volume and pricing, mostly with Wi-Fi 6 and switching products. Europe, Middle East, Africa revenues increased mostly due to higher Wi-Fi revenues from increased volume and pricing, along with new products and higher PMP revenues driven by higher volume and pricing. Caribbean and Latin America revenues increased due to higher Wi-Fi revenues largely due to increase in volume and pricing in hospitality and larger government projects along with higher PMP revenues due to higher pricing and new product introductions. The increase in Asia Pacific revenues was driven by higher PMP revenues and improving Wi-Fi revenues, both due to higher volume and pricing, with higher volumes principally reflecting new product introductions.

Cost of revenues and gross margin

			Change
(dollars in thousands)	2020	2021	$	%
Cost of revenues	$139,049	$175,058	$36,009	25.9%
Gross margin	50.1%	47.9%		(220) bps

Cost of revenues increased $36.0 million, or 25.9%, from $139.0 million for 2020 to $175.0 million for 2021. The increase in cost of revenues was primarily due to increased revenues, but also included higher freight costs as a result of material shortages and COVID-19 surcharges, and increases in freight and logistics charges as a result of increases due to container shortages, use of other distribution, shipment and transportation modes, and increases in costs by logistics and freight providers to meet the high global demand.

Gross margin decreased from 50.1% in 2020 to 47.9% in 2021. The decrease reflects higher logistics costs to meet demand and higher production costs due to increases in component charges as a result of component shortages and increases in freight and logistics costs.

Operating expenses

			Change
(dollars in thousands)	2020	2021	$	%
Research and development	$43,188	$47,929	$4,741	11.0%
Sales and marketing	36,784	40,787	4,003	10.9%
General and administrative	28,851	29,490	639	2.2%
Depreciation and amortization	6,639	6,171	(468)	(7.0)%
Total operating expenses	$115,462	$124,377	$8,915	7.7%

Research and development

Research and development expense increased $4.7 million, or 11.0%, from $43.2 million in 2020 to $47.9 million in 2021. As a percentage of revenues, research and development expenses decreased from 15.5% in 2020 to 14.3% in 2021. Research and development expense increased mainly due to a $3.0 million increase in payroll-related expenses due to increased headcount and impact of full salaries for all of 2021, $1.4 million higher share-based compensation expense due to new grants issued and addition of employee share purchase program in 2021, $0.9 million increase in corporate bonus accrual due to the increased headcount and salary increases in 2021, along with $2.6 million higher contractor expense due to increases in the number of contractors to support ramping of projects and the impact of lower negotiated rates in 2020. These expenses are partially offset by $2.1 million higher capitalized software expense due to an increase in projects eligible for capitalization, $0.7 million of restructuring expense recognized in 2020 that did not repeat in 2021 and absence of $0.2 million software impairment recognized in 2020.

Sales and marketing

Sales and marketing expense increased $4.0 million, or 10.9%, from $36.8 million in 2020 to $40.8 million in 2021. As a percentage of revenues, sales and marketing expense decreased from 13.2% in 2020 to 12.1% in 2021. Sales and marketing expense increased mainly due to a $2.6 million increase in payroll-related expenses due to increased headcount and impact of full salaries for all of 2021, $1.0 million increase in share-based compensation expense due to new grants issued and addition of employee share purchase program in 2021, and $0.9 million higher variable compensation expense due to increased headcount and increased revenues. These expenses are partially offset by $0.5 million of restructuring expense recognized in 2020 that did not repeat in 2021.

General and administrative

General and administrative expense increased $0.6 million, or 2.2%, from $28.9 million in 2020 to $29.5 million in 2021. As a percentage of revenues, general and administrative expense decreased from 10.4% in 2020 to 8.8% in 2021. The increase in general and administrative expense is mainly due to $1.8 million higher share-based compensation expense due to new grants issued and addition of employee share purchase program in 2021, $1.3 million higher payroll-related expenses due to increased headcount and impact of full salaries for all of 2021, $0.4 million of expense related to the secondary offering completed in June 2021. These expenses are partially offset by $2.9 million lower legal expense, mostly related to the $1.6 million of nonrecurring legal expenses recognized in 2020.

Depreciation and amortization

Depreciation and amortization expense decreased $0.5 million, or 7.0%, from $6.7 million in 2020 to $6.2 million in 2021. The decrease in depreciation and amortization was mostly driven by the decrease in depreciation expense from fully depreciated assets and fully amortized intangibles exceeding the increase in depreciation expense from newly added assets.

Interest expense, net

			Change
(dollars in thousands)	2020	2021	$	%
Interest expense, net	$5,326	$4,269	$(1,057)	(19.8)%

Interest expense decreased $1.0 million, or 19.8% from $5.3 million in 2020 to $4.3 million in 2021. The decrease was primarily due to lower debt balances in 2021 compared with 2020 reflecting the mandatory excess cash flow payment of $19.6 million made in the second quarter of 2021. In addition, the decrease resulted from lower interest rates on the term loan beginning in 2021.

Other expense, net

			Change
(dollars in thousands)	2020	2021	$	%
Other expense, net	$491	$244	$(247)	(50.3)%

Other expense remained decreased $0.3 million, or 50.3%, from $0.5 million in 2020 to $0.2 million in 2021. The decrease is primarily associated with foreign currency fluctuations.

Benefit for income taxes

			Change
(dollars in thousands)	2020	2021	$
Benefit for income taxes	$(444)	$(5,515)	$(5,071)
Effective income tax rate	(2.4)%	(17.3)%

Our tax expense changed from a tax benefit of ($0.4) million in 2020 to a tax benefit of ($5.5) million for 2021. The effective tax rates for the years ended December 31, 2020 and 2021 were (2.4)% and (17.3)%, respectively. For the year ended December 31, 2021, our income tax benefit changed by $5.1 from the year ended December 31, 2020 primarily due to release of a valuation allowance against our deferred tax assets of $7.9 million during 2021, versus net utilization of valuation allowance in 2020 of $1.2 million. For the year ended December 31, 2020, the Company’s effective tax rate of (2.4)% differed from the U.S. statutory rate of 21.0% primarily due to a benefit on research and development credit, a benefit on the partial release of a valuation allowance, and partially offset by the tax expense due to the increase of the tax rate applied to UK deferred tax assets. For the year ended December 31, 2021, the Company’s effective tax rate of (17.3)% differed from the U.S. statutory rate of 21.0% primarily due to a benefit on the release of a valuation allowance on the UK deferred tax asset and tax benefits arising on employee restricted share vesting and option exercises. See Note 14 - Income taxes in the Notes to the Consolidated Financial Statements for more information related to income taxes.

Liquidity and Capital Resources

As of December 31, 2021, we had a cash balance of $59.3 million. Our financial condition and liquidity remain strong. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our existing cash, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to fund normal operating expenses, to meet interest and principal requirements of our outstanding indebtedness, and fund capital expenditures. We believe these needs will be satisfied over at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We expect to regularly assess market conditions and may raise additional equity or incur additional debt if and when management, along with our board of directors, determines that doing so is in our best interest.

We refinanced our credit facilities on November 17, 2021 by establishing a new credit facility with Bank of America and extinguishing our existing credit facility with Silicon Valley Bank. The new credit facility with Bank of America allows for total borrowings of $75.0 million, which includes a $30.0 million term loan and a revolving loan of $45.0 million. On November 17, 2021, we borrowed the entire $30.0 million term loan, which was used to pay off the term loan with Silicon Valley Bank. At December 31, 2021, we had $30.0 million outstanding debt on our term loan, including the current portion of $2.6 million. We have $45.0 million available under our revolving loan facility. In accordance with the terms of our credit facility with Bank of America, we are required to pay quarterly principal payments of $0.7 million, commencing with the quarter ending March 31, 2022.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Years Ended December 31,
	2020	2021
Cash provided by operating activities	$56,901	$29,960
Cash used in investing activities	$(5,400)	$(10,166)
Cash used in financing activities	$(8,368)	$(22,953)

Cash flows from operating activities

Net cash provided by operating activities for 2020 of $56.9 million consisted primarily of net income of $18.6 million, adjustments for depreciation and amortization of $7.8 million, share-based compensation expense of $3.4 million, decrease in provision for inventory excess and obsolescence of $1.9 million and $1.1 million increase in deferred income taxes along with changes in operating assets and liabilities that resulted in net cash inflows of $25.7 million. The changes in operating assets and liabilities consisted primarily of a $11.1 million increase in accrued employee compensation related to higher bonus due to improved financial results in 2020, which amounts were paid in 2021, higher accounts payable of $6.1 million due to timing of purchases and payments, lower inventories of $5.7 million as we implemented inventory management strategies in 2020, along with a reduction in accounts receivable of $3.2 million due to stronger cash collections.

Net cash provided by operating activities for 2021 of $30.0 million consisted primarily of net income of $37.4 million, adjustments for depreciation and amortization of $8.1 million, share-based compensation expense of $7.7 million, and an increase in deferred income taxes of $6.1 million along with changes in operating assets and liabilities that resulted in net cash outflows of $17.0 million. The changes in operating assets and liabilities consisted primarily of a $11.2 million increase in accounts receivable due to higher sales in the last month of the quarter, along with $8.0 million increase in prepaid assets due to prepayments made to suppliers to procure inventory and $2.7 million decrease in accounts payable due to timing of purchases and payments, offset by $2.5 million increase in accrued liabilities, and a $1.9 million increase in accrued employee compensation related to higher bonus due to increased headcount and salaries.

Cash flows from investing activities

Our investing activities for both periods presented consisted of capital expenditures for property, equipment and software in support of the growth of our business. Capital expenditures increased $5.1 million in 2021 due to delaying capital expenditures originally planned in 2020 due to uncertainty around the COVID-19 pandemic. Our investing activities in 2020 included the remaining $0.3 million contingent consideration payment for the Xirrus acquisition paid in February 2020.

Cash flows from financing activities

Net cash used in financing activities of $8.4 million for 2020 was primarily due to payment of $10.0 million in scheduled principal payments due under our term loan facility offset by $1.6 million in proceeds from the exercise of share options.

Net cash used in financing activities of $23.0 million for 2021 was primarily due to payment of $55.3 million on our existing term loan, $2.8 million of taxes paid on net share settlement of equity awards and a $1.2 million payment of debt issuance costs incurred with our new credit facility. These outflows are partially offset by $29.8 million in proceeds received under our new credit facility, $4.8 million in proceeds from the exercise of share options and $1.8 million in proceeds from the issuance of ordinary shares under our employee share purchase program.

Debt

We refinanced our credit facilities on November 17, 2021, by establishing a new credit facility with Bank of America ("BofA Credit Agreement") and extinguishing our existing credit facility with Silicon Valley Bank. The BofA Credit Agreement allows for total borrowings of $75.0 million, which includes a $30.0 million term loan and a revolving loan of $45.0 million. On November 17, 2021, we borrowed the entire $30.0 million term loan, which was used to pay off the term loan with Silicon Valley Bank. At December 31, 2021, we had $30.0 million outstanding debt on our term loan, including the current portion of $2.6 million. The Company has $45.0 million available under the revolving loan.

In accordance with the terms of the BofA Credit Agreement, we are required to pay quarterly principal payments of $0.7 million, commencing with the quarter ending March 31, 2022. The BofA Credit Agreement contains customary representations, warranties and affirmative and negative covenants. Commencing with the year ended December 31, 2021, we are required to maintain a minimum consolidated leverage ratio. As of December 31, 2021, we were in compliance with our consolidated leverage ratio. Commencing with the quarter ended March 31, 2022, in addition to the consolidated leverage ratio, we will be required to maintain a minimum consolidated fixed charge coverage ratio.

Prior to the BofA Credit Agreement, our credit facilities were with Silicon Valley Bank. At December 31, 2020, we had $55.3 million outstanding debt on our term loan with Silicon Valley Bank, including the current portion of $29.7 million. The current portion of debt at December 31, 2020 included $19.7 million related to a required repayment in principal in accordance with the excess cash flow provision in our credit facilities with Silicon Valley Bank based on our calculation of excess cash flow at December 31, 2020, which was paid in May 2021. We had no outstanding debt on our revolving facility with Silicon Valley Bank at December 31, 2020.

The agreement with Silicon Valley Bank contained customary representations, warranties and affirmative and negative covenants. We were required to maintain a quarterly minimum consolidated fixed charge coverage ratio and minimum consolidated leverage ratio, and a monthly minimum adjusted quick ratio. As of December 31, 2020, we were in compliance with all affirmative and negative covenants.

Summary of contractual obligations

We lease office space and equipment under operating leases that run through 2026. Additionally, our BofA Credit Agreement matures and becomes due and payable in November 2026.

A summary of our contractual obligations at December 31, 2021 are as follows (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$2,450	$3,194	$1,262	$—	$6,906
Term credit facility (1)	2,625	5,250	22,125	—	30,000
Term credit facility interest (1)	767	1,358	1,189	—	3,314
Purchase obligations (2)	107,730	767	—	—	108,497
Total (3)	$113,572	$10,569	$24,576	$—	$148,717
(1)
These amounts represent the scheduled principal payments based on their contractual maturities related to our term loan with Bank of America and interest payments based on the interest rate in effect on December 31, 2021 of 2.225%. Refer to Note 7 to the Consolidated Financial Statements for additional information regarding our debt obligations.
(2)
Our purchase obligations represent amounts included in Accounts payable and Accrued liabilities in our consolidated balance sheet at December 31, 2021 along with unrecorded open purchase orders at December 31, 2021, primarily related to inventory.
(3)
Comprises liabilities recorded on the balance sheet of $79.6 million and obligations not recorded on the balance sheet of $69.1 million.

Commitments for purchase obligations has increased from 2020 due to planned revenue growth and the impact from component shortages and extended lead times we are experiencing with our suppliers. In addition to the contractual obligations reported above, we have obligations related to our variable compensation programs of approximately $13.7 million with anticipated payments in March 2022 and is included in Accrued employee compensation in our consolidated balance sheet at December 31, 2021. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy the cash requirements for these contractual obligations.

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

Recognition of revenues

Our revenues are generated primarily from the sale of hardware products, with essential embedded software. Our revenues also include limited amounts for software products, extended warranty on hardware products and subscription services. Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for those products. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met. Revenues are recognized net of estimated stock returns, volume-based rebates and cooperative marketing allowances that we provide to distributors. Estimated stock returns, volume-based rebates and cooperative marketing allowances are based on historical experience together with any known future business trends. The assumptions used to derive these estimates did not change significantly in the current period, nor did the value of each estimate. We recognize revenues on extended warranty on a straight-line basis over the term of the extended warranty. We recognize subscription services revenue ratably over the term in which the services are provided and our performance obligation is satisfied. We determine the appropriate revenue recognition for our contracts with customers by analyzing the type, terms and conditions of each contract or arrangement. Certain of our contracts have multiple performance obligations for which we allocate the transaction price to each performance obligation based on the standalone selling price of each distinct product or service in the contract. The standalone selling price is the price at which we expect to be entitled to in exchange for transferring the promised good or service to the customer. The best evidence of standalone selling price is the observable price of a product or service when the Company sells that product or service separately in similar circumstances and to similar customers. In certain cases, the standalone sales price is not directly observable, and we estimate the transaction price allocated to each performance obligation using the expected cost plus margin approach. When, or as, a performance obligation is satisfied, we recognize as revenue the amount of the transaction price that is allocated to that performance obligation. The transaction price recognized excludes an estimate for the consideration related to products we expect to be returned or amounts we expect to refund.

Inventory and inventory valuation

Inventories are stated at the lower of cost or net realizable value. In determining the cost of raw materials, consumables and goods purchased for resale, the weighted average purchase price is used. For finished goods, cost is computed as production cost including capitalized inbound freight costs.

The valuation of inventory requires us to estimate excess or obsolete inventory. The determination of excess or obsolete inventory is estimated based on a comparison of the quantity and cost of inventory on hand to our forecast of customer demand. The assumptions used to derive this estimate did not change significantly in the current period, nor did the value of the estimate. The actual amount of inventory written off in future periods will likely differ from the inventory excess and obsolete provisions reflected in our consolidated balance sheets due to difference between estimated and actual future demand, which could have a material effect on our net inventory as reported in our consolidated financial statements. Any adjustments to the valuation of inventory are included in cost of revenues.

Product warranties

We provide a standard warranty on our products, with the term depending on the product, and record a liability for the estimated future costs associated with potential warranty claims at the time products are sold. Our responsibility under our standard warranty is the repair or replacement of in-warranty defective product, or to credit the purchase price of the defective product, at our discretions, without charge to the customer. Our estimate of future warranty costs is largely based on historical experience factors, including product failure rates, material usage, and service delivery cost incurred in correcting product failures. These provisions are reviewed and adjusted by management periodically to reflect actual and anticipated experience. The assumptions used to derive this estimate did not change significantly in the current period, nor did the value of the estimate. The warranty costs are reflected in our consolidated statements of operations within cost of revenues.

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

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax asset in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. Based on 2021 income and forecast of future taxable income, management concluded that all of the valuation allowance on the Company's UK entity's deferred tax assets was no longer needed and recorded a benefit of $7.7 million related to the reversal of this valuation allowance in 2021.

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

Share-based compensation

We recognize all share-based compensation expense as a cost in the consolidated financial statements. Equity classified awards are measured at the grant date fair value of the award and expense is recognized, net of estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award and forfeiture rates are periodically updated for actual experience over the vesting term. We estimate the fair value of share options granted using the Black-Sholes option pricing model. The assumptions used to derive this estimate did not change significantly in the current period, nor did the value of the estimate.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We had $30.0 million of debt outstanding as of December 31, 2021 under our BofA Credit Agreement. We are exposed to interest rate risk from fluctuations in the US Dollar LIBOR rate that is a component of the interest rate used to calculate interest expense on the debt.

Interest accrues on the outstanding principal amount of the term loan on a quarterly basis and is equal to the selected US Dollar LIBOR rate plus an applicable margin between 1.75% and 2.25%. The applicable margin was originally set at 2.0%, and is affected by our financial performance as measured by our consolidated leverage ratio. The rate on the term loan was 2.225% as of December 31, 2021. A hypothetical 100-basis point increase in interest rates, and assuming a constant base rate and required principal payments, would result in an additional $0.3 million in interest expense related to our external debt per year.

In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), which regulates LIBOR, announced it will no longer compel banks to submit rates for the calculation of LIBOR after 2021. In May 2021, the FCA confirmed the 1-week and 2-month US Dollar LIBOR tenors would cease on December 31, 2021, but the remaining five US Dollar tenors (overnight, 1-month, 3-month, 6-month and 12-month) will not cease until June 30, 2023. The Company's current term loan with Bank of America was borrowed as a Eurodollar loan which is indexed to the Eurodollar Rate (the rate equal to the London Interbank Offered Rate). The BofA Credit Agreement matures on November 17, 2026, which is after the cessation of all tenors of the US Dollar LIBOR rate.

The BofA Credit Agreement contemplates the discontinuation of LIBOR and provides that a benchmark replacement rate shall be determined by reference to other applicable rates and additionally allows the Company to switch to a Base Rate loan, as defined in the BofA Credit Agreement. The Company will continue to actively assess the related opportunities and risks involved in this transition.

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

Credit risk

We consider the credit risk of all customers and regularly monitor credit risk exposures in our trade receivables. Our standard credit terms with our customers are generally net 30 to 60 days. We had two customers representing more than 10% of trade receivables at December 31, 2020 and one customer representing more than 10% of trade receivables at December 31, 2021. In addition, we had two customers representing more than 10% of revenue for the years ended December 31, 2020 and 2021.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal controls over financial reporting as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management based its assessment on criteria established in “Internal Control Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for “emerging growth companies”.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act for the year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

None.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2022 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2022 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2022 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2022 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2022 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2021, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

1.1	Underwriting Agreement dated December 3, 2020 by and among Cambium Networks Corporation, the Underwriters and the Selling Shareholders	8-K	001-38952	1.1	December 4, 2020

3.1	Form of Amended and Restated Memorandum and Articles of Association to be effective upon completion of this offering	S-1/A	333-231789	3.1	June 13, 2019

4.1	Form of Ordinary Share Certificate of Registrant	S-1/A	333-231789	4.1	June 24, 2019

4.2	Form of Shareholders Agreement by and among Registrant and certain security holders of Registrant to be effective upon completion of this offering	S-1/A	333-231789	4.2	June 13, 2019

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934	10-K	001-38952	4.3	March 1, 2021

10.1+	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers	S-1	333-231789	10.1	May 29, 2019

10.2	Renewal Lease by Reference to an Existing Lease, Part Unit A, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.2	May 29, 2019

10.3	Renewal Lease by Reference to an Existing Lease, Unit B2/3, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dates as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.3	May 29, 2019

10.4	Renewal Lease by Reference to an Existing Lease, Unit B2/3, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of April 9, 2018, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.4	May 29, 2019

10.5	Renewal Lease by Reference to an Existing Lease, Unit D1, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.5	May 29, 2019

10.6	Renewal Lease by Reference to an Existing Lease, Unit D1, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of April 9, 2018, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.6	May 29, 2019

10.7	Office Lease, dated as of January 31, 2012, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.7	May 29, 2019

10.8	The First Amendment, dated March 6, 2012, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.8	May 29, 2019

10.9	The Second Amendment, dated February 21, 2013, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.9	May 29, 2019

10.10	The Third Amendment, dated June 3, 2015, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.10	May 29, 2019

10.11	The Fourth Amendment, dated January 18, 2018, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.11	May 29, 2019

10.12	Lease Deed, dated as of June 20, 2016, by and between Cambium Networks Consulting Private Limited and Umiya Holdings Private Limited	S-1	333-231789	10.12	May 29, 2019

10.13	Lease, dated as of December 4, 2017, by and between Cambium Networks, Inc. and Silicon Valley Center Office LLC	S-1	333-231789	10.13	May 29, 2019

10.14++	Corporate Supply Agreement between Cambium Networks Limited and Flextronics Telecom Systems, Ltd. dated as of April 23, 2012	S-1	333-231789	10.14	May 29, 2019

10.15+	2019 Employee Share Purchase Plan	S-1/A	333-231789	10.15	June 13, 2019

10.16	Intentionally Omitted

10.17+	2019 Share Incentive Plan	S-1/A	333-231789	10.17	June 13, 2019

10.18+	Form of Share Option Grant Notice and Restricted Share Award Agreement under 2019 Share Incentive Plan (to be executed by Atul Bhatnagar)	S-1/A	333-231789	10.18	June 13, 2019

10.19+	Form of Restricted Share Grant Notice and Restricted Share Award Agreement under 2019 Share Incentive Plan (to be executed by Atul Bhatnagar)	S-1/A	333-231789	10.19	June 13, 2019

10.20+	Form of Restricted Share Grant Notice and Restricted Share Award Agreement under 2019 Share Incentive Plan (to be executed by Atul Bhatnagar, Bryan Sheppeck and Ronald Ryan)	S-1/A	333-231789	10.20	June 13, 2019

10.21	Amended and Restated Credit Agreement, dated as of December 21, 2017, by and among Registrant, as Holdings, Cambium Networks, Ltd., as Borrower, Silicon Valley Bank, as Administrative Agent and Issuing Lender, and the lenders party thereto and the other loan parties thereto	S-1	333-231789	10.21	May 29, 2019

10.22	Waiver and First Amendment to Amended and Restated Credit Agreement, dated as of November 21, 2018, by and among Vector Cambium Holding (Cayman), L.P., as Holdings, Cambium Networks, Ltd., as Borrower, Silicon Valley Bank, as Administrative Agent and Issuing Lender, and the lenders party thereto and the other loan parties thereto	S-1	333-231789	10.22	May 29, 2019

10.23	Consent, Waiver and Second Amendment to Amended and Restated Credit Agreement, dated as of April 26, 2019, by and among Vector Cambium Holdings (Cayman), L.P. as Holdings, Cambium Networks, Ltd., as Borrower, Silicon Valley Bank, as Administrative Agent and Issuing Lender, and the lenders party thereto and the other loan parties thereto	S-1	333-231789	10.23	May 29, 2019

10.24+	Employment agreement, dated as of February 15, 2013, between Cambium Networks, Inc. and Atul Bhatnagar	S-1/A	333-231789	10.24	June 13, 2019

10.25+	Sales Incentive Plan Document for Regional Vice Presidents: SVP Global Channels	S-1/A	333-231789	10.25	June 13, 2019

10.26+	Sales Incentive Plan Document for SVP Global Sales	S-1/A	333-231789	10.26	June 13, 2019

10.27+	Form of Executive Restricted Share Unit Grant	S-1/A	333-231789	10.27	June 24, 2019

10.28+	Form of Executive Stock Option Grant	S-1/A	333-231789	10.28	June 24, 2019

10.29+	Form of Director Stock Option Grant	S-1/A	333-231789	10.29	June 24, 2019

10.30	Third Amendment to Amended and Restated Credit Agreement dated June 28, 2019	8-K	001-38952	10.30	July 1, 2019

10.31	Sublease, dated December 1, 2019, by and between Cambium Networks, Inc. and Agfa Corporation	10-K	001-38952	10.31	March 24, 2020

10.32+	Offer Letter, dated as of June 14, 2018, between Cambium Networks, Inc. and Stephen Cumming	10-K	001-38952	10.32	March 24, 2020

10.33+	Amended Offer Letter, dated as of March 19, 2020, between Cambium Networks, Inc. and Stephen Cumming	10-K	001-38952	10.33	March 24, 2020

10.34	Credit Agreement dated as of November 17, 2021, between Cambium Networks and Bank of America	8-K	001-38952	10.34	November 18, 2021

10.35	Security Agreement dated as of November 17, 2021 between Cambium Networks and Bank of America	8-K	001-38952	10.35	November 18, 2021

10.36*	Lease Deed, dated as of April 12, 2021, by and between Cambium Networks Private Limited and Mr. Jimmy Paymaster and Qualitas Property Consulting LLP

10.37*	Lease Deed, dated as of August 5, 2021, by and between Cambium Networks Private Limited and Umiya Holdings Private Limited and Others

10.38*	First Amendment to Lease, dated as of December 9 2021, by and between Cambium Networks, Inc. and Silicon Valley Center Office LLC

21.1	Subsidiaries of the Registrant	S-1	333-231789	21.1	May 29, 2019

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan

++ Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and have been filed separately with the SEC.

# Portions of the exhibit have been excluded because it both (i) is not material and (ii) would be competitively harmful if publicly disclosed.

* Filed herewith.

** The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cambium Networks Corporation

Date: February 24, 2022	By:	/s/ Stephen Cumming
Stephen Cumming
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Atul Bhatnagar	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2022
Atul Bhatnagar

/s/ Stephen Cumming	Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Stephen Cumming

/s/ Marc Nelson	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Marc Nelson

/s/ Robert Amen	Chairman of the Board	February 24, 2022
Robert Amen

/s/ Alexander R. Slusky	Director	February 24, 2022
Alexander R. Slusky

/s/ Bruce Felt	Director	February 24, 2022
Bruce Felt

/s/ Vikram Verma	Director	February 24, 2022
Vikram Verma

/s/ Kevin Lynch	Director	February 24, 2022
Kevin Lynch

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cambium Networks Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cambium Networks Corporation and subsidiaries (the Company) as of December 31, 2020 and 2021, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ (deficit) equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois
February 24, 2022

CAMBIUM NETWORKS CORPORATION

Consolidated Balance Sheets

as of December 31, 2020 and 2021

(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2020	2021
ASSETS
Current assets
Cash	$62,472	$59,291
Receivables, net	58,114	69,773
Inventories, net	33,962	33,777
Recoverable income taxes	1,420	860
Prepaid expenses	4,143	12,170
Other current assets	5,024	4,718
Total current assets	165,135	180,589
Noncurrent assets
Property and equipment, net	7,535	10,490
Software, net	3,438	5,867
Operating lease assets	5,083	5,899
Intangible assets, net	12,895	10,777
Goodwill	9,842	9,842
Deferred tax assets, net	1,537	7,604
Other noncurrent assets	288	1,200
TOTAL ASSETS	$205,753	$232,268
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$30,859	$28,241
Accrued liabilities	20,160	21,948
Employee compensation	14,911	16,601
Current portion of long-term external debt, net	29,201	2,489
Deferred revenues	6,471	6,880
Other current liabilities	6,009	5,981
Total current liabilities	107,611	82,140
Noncurrent liabilities
Long-term external debt, net	24,957	26,965
Deferred revenues	4,448	5,363
Noncurrent operating lease liabilities	3,332	4,112
Other noncurrent liabilities	2,018	1,551
Total liabilities	142,366	120,131
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2020 and December 31, 2021; 26,126,775 shares issued and 26,034,526 outstanding at December 31, 2020 and 26,892,082 shares issued and 26,735,175 outstanding at December 31, 2021	3	3
Additional paid in capital	109,837	124,117
Treasury shares, at cost, 92,146 shares at December 31, 2020 and 156,907 shares at December 31, 2021	(1,090)	(3,906)
Accumulated deficit	(44,799)	(7,378)
Accumulated other comprehensive loss	(564)	(699)
Total shareholders’ equity	63,387	112,137
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$205,753	$232,268

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Operations

for the Years ended December 31, 2019, 2020 and 2021

(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2019	2020	2021
Revenues	$267,028	$278,459	$335,854
Cost of revenues	135,799	139,049	175,058
Gross profit	131,229	139,410	160,796
Operating expenses
Research and development	47,692	43,188	47,929
Sales and marketing	46,253	36,784	40,787
General and administrative	30,125	28,851	29,490
Depreciation and amortization	5,858	6,639	6,171
Total operating expenses	129,928	115,462	124,377
Operating income	1,301	23,948	36,419
Interest expense, net	8,076	5,326	4,269
Other expense, net	546	491	244
(Loss) income before income taxes	(7,321)	18,131	31,906
Provision (benefit) for income taxes	10,280	(444)	(5,515)
Net (loss) income	$(17,601)	$18,575	$37,421

(Loss) earnings per share
Basic	$(0.89)	$0.72	$1.42
Diluted	$(0.89)	$0.70	$1.31
Weighted-average number of shares outstanding to compute net (loss) earnings per share
Basic	19,741,764	25,707,092	26,421,087
Diluted	19,741,764	26,403,112	28,628,136

Share-based compensation included in costs and expenses:
Cost of revenues	$211	$67	$152
Research and development	5,363	1,599	3,044
Sales and marketing	4,185	980	1,935
General and administrative	7,937	790	2,586
Total	$17,696	$3,436	$7,717

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Comprehensive (Loss) Income

for the Years ended December 31, 2019, 2020 and 2021

(in thousands)

	Years Ended December 31,
	2019	2020	2021
Net (loss) income	$(17,601)	$18,575	$37,421
Other comprehensive loss
Foreign currency translation adjustment	(158)	(185)	(135)
Comprehensive (loss) income	$(17,759)	$18,390	$37,286

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Shareholders’ (Deficit) Equity

for the Years ended December 31, 2019, 2020 and 2021

(in thousands)

	Share Capital
	Shares	Amount	Additional paid in capital	Capital contribution	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' (deficit) equity
Balance at December 31, 2018	77	$—	$772	$24,651	$—	$(45,773)	$(221)	$(20,571)
Net loss	—	—	—	—	—	(17,601)	—	(17,601)
Share-based compensation	—	—	17,696	—	—	—	—	17,696
Issuance of shares upon vesting of restricted share units	29	—	—	—	—	—	—	—
Issuance of shares in Recapitalization and related reclassification	19,848	2	24,651	(24,651)	—	—	—	2
Issuance of shares in initial public offering, net of issuance costs of $8,228	5,800	1	61,372	—	—	—	—	61,373
Treasury shares withheld for net settlement	(81)	—	282	—	(1,094)	—	—	(812)
Foreign currency translation	—	—	—	—	—	—	(158)	(158)
Balance at December 31, 2019	25,673	3	104,773	—	(1,094)	(63,374)	(379)	39,929
Net income	—	—	—	—	—	18,575	—	18,575
Share-based compensation	—	—	3,436	—	—	—	—	3,436
Issuance of vested shares	234	—	—	—	—	—	—	—
Proceeds from exercise of share options	139	—	1,628	—	—	—	—	1,628
Treasury shares withheld for net settlement	(11)	—	—	—	4	—	—	4
Foreign currency translation	—	—	—	—	—	—	(185)	(185)
Balance at December 31, 2020	26,035	3	109,837	—	(1,090)	(44,799)	(564)	63,387
Net income	—	—	—	—	—	37,421	—	37,421
Share-based compensation	—	—	7,717	—	—	—	—	7,717
Issuance of ordinary shares	82	—	1,756	—	—	—	—	1,756
Issuance of vested shares	229	—	—	—	—	—	—	—
Proceeds from exercise of share options	454	—	4,807	—	—	—	—	4,807
Treasury shares withheld for net settlement	(65)	—	—	—	(2,816)	—	—	(2,816)
Foreign currency translation	—	—	—	—	—	—	(135)	(135)
Balance at December 31, 2021	26,735	$3	$124,117	$—	$(3,906)	$(7,378)	$(699)	$112,137

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Cash Flows

for the Years ended December 31, 2019, 2020 and 2021

(in thousands)

	Years Ended December 31,
	2019	2020	2021
Cash flows from operating activities:
Net (loss) income	$(17,601)	$18,575	$37,421
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	3,583	3,685	3,356
Amortization of software and intangible assets	2,784	3,583	3,621
Amortization of debt issuance costs	1,141	546	1,130
Share-based compensation	17,696	3,436	7,717
Deferred income taxes	7,402	(1,072)	(6,065)
Provision for inventory excess and obsolescence	196	1,896	11
Other	115	540	(207)
Change in assets and liabilities:
Receivables	622	3,165	(11,174)
Inventories	(7,634)	5,696	174
Prepaid expenses	(1,847)	1,163	(8,034)
Accounts payable	2,096	6,097	(2,710)
Accrued employee compensation	14	11,116	1,885
Accrued liabilities	(1,296)	1,495	2,517
Accrued Sponsor interest and payables	(5,457)	—	—
Other assets and liabilities	1,739	(3,020)	318
Net cash provided by operating activities	3,553	56,901	29,960
Cash flows from investing activities:
Purchase of property and equipment	(3,002)	(3,407)	(6,259)
Purchase of software	(944)	(1,659)	(3,907)
Cash paid for acquisitions	(4,666)	(334)	—
Net cash used in investing activities	(8,612)	(5,400)	(10,166)
Cash flows from financing activities:
Proceeds from issuance of term loan	—	—	29,812
Proceeds from issuance of revolver debt	—	10,000	—
Repayment of term loan	(30,212)	(10,000)	(55,250)
Repayment of revolver debt	(10,000)	(10,000)	—
Payment of debt issuance costs	(336)	—	(1,220)
Proceeds from initial public offering, net of underwriters commission and fees	65,988	—	—
Issuance of ordinary shares	—	—	1,756
Payment of deferred offering costs	(4,616)	—	—
Proceeds from share option exercises	—	1,628	4,807
Taxes paid related to net share settlement of equity awards	(802)	4	(2,816)
Payment to extinguish debt	—	—	(42)
Net cash provided by (used in) financing activities	20,022	(8,368)	(22,953)
Effect of exchange rate on cash	(58)	(7)	(22)
Net increase (decrease) in cash	14,905	43,126	(3,181)
Cash, beginning of period	4,441	19,346	62,472
Cash, end of period	$19,346	$62,472	$59,291
Supplemental disclosure of cash flow information:
Income taxes paid	$1,702	$2,232	$779
Interest paid	$6,455	$3,998	$2,062
Significant non-cash activities:
Issuance of shares for unreturned capital and accumulated yield	$49,252	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Business

Cambium Networks Corporation (“Cambium” or "Cambium Networks" or the “Company”), incorporated under the laws of the Cayman Islands, is a holding company whose principal operating entities are Cambium Networks, Ltd. (UK), Cambium Networks, Inc. (USA), and Cambium Networks Private Limited (India). On October 28, 2011, Cambium acquired the point-to-point (“PTP”) and point-to-multi-point (“PMP”) businesses from Motorola Solutions, Inc. in an acquisition funded by investment funds affiliated with Vector Capital (“Sponsor”) and Cambium Networks became the renamed entity subsequent to the acquisition.

Cambium Networks Corporation and its wholly owned subsidiaries provide fixed wireless broadband and Wi-Fi networking infrastructure solutions that work for businesses, communities and cities worldwide. Cambium Networks' radios are deployed to connect people, places and things with a unified fixed wireless fabric that spans multiple standards and frequencies of fixed wireless and Wi-Fi, all managed centrally via the cloud. The Company's solutions are deployed in networks by service providers, enterprises, industrial and government connectivity solutions in urban, suburban and rural environments.

The Company operates on a calendar year ending December 31. As such, all references to 2019, 2020 and 2021 contained within these notes relate to the calendar year, unless otherwise indicated.

Basis of Presentation

The Company’s consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Cambium Networks Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The Company has reclassified certain prior period amounts to conform to the current period’s presentation.

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

Segments

Management has determined that it operates as one operating segment and one reporting unit as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker ("CODM"). Decisions about resource allocation or operating performance assessments are not made below a total company level. Consequently, impairment testing of goodwill is performed at the consolidated level as one reporting unit.

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

The Company recognizes revenue when, or as, it satisfies a performance obligation by transferring control of a promised product or service to a customer. Revenue from hardware products with embedded software is recognized when control is transferred to the customer, which is typically at the time of shipment. Software revenue is from perpetual license software and is recognized at the point in time the customer is able to use or benefit from the software. Extended warranty is available for purchase on hardware products and is a performance obligation that is satisfied over time, beginning on the effective date of the warranty term and ending on the expiration of the warranty term. The Company recognizes revenue on extended warranties on a straight-line basis over the warranty period. Revenue from subscription services is recognized ratably over the term in which the services are provided and our performance obligation is satisfied.

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

Receivables and concentration of credit risk

Trade accounts receivable are recorded at invoiced amounts, net of the allowance for credit losses. The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables. The Company’s standard credit terms with their customers are generally net 30 to 60 days. The Company had two customers representing more than 10% of trade receivables at December 31, 2020 and one customer representing more than 10% of trade receivables at December 31, 2021. The Company had two customers representing more than 10% of revenues for the years ended December 31, 2019, 2020 and 2021.

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

Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in operating expense in the Consolidated Statements of Operations. For the years ended 2019, 2020 and 2021, the loss recognized was immaterial.

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

The fair value of the Company’s external debt under its Credit Agreement approximates its carrying value because the terms and conditions approximate those of current market debt available to the Company. Due to the floating interest rate the debt is classified as Level 2 of the fair value hierarchy. The external debt was estimated based on the current rates offered to the Company for debt with the same remaining maturities. The fair value of the Company’s Credit Agreement was $55.3 million and $30.0 million as of December 31, 2020 and 2021, respectively.

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

In accordance with ASC 350, Goodwill and Other, the Company assesses goodwill for impairment at least annually and whenever events or circumstances that would more likely than not, reduce the fair value below its carrying value. The Company tested goodwill for impairment at December 31. The Company did not recognize an impairment loss of goodwill for the years ended December 31, 2019, 2020 and 2021.

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

Impairment of long-lived assets

The Company evaluates its long-lived assets, including property and equipment, software, right of use assets, and definite-lived intangible assets for impairment by completing a quarterly qualitative assessment and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or asset group. If impairment is indicated, the asset is written down to its estimated fair value. The Company did not recognize any material impairment losses of long-lived assets for the years ended December 31, 2019, 2020 and 2021.

Leases

The Company has both cancelable and noncancelable operating leases for office space, vehicles, and office equipment. The Company records leases in accordance with ASC 842, Leases, (“ASC 842”). The Company records a right-of-use asset and lease liability on its consolidated balance sheet for all leases that qualify. The operating lease liability represents the present value of the future minimum lease payments over the lease term using the Company’s incremental borrowing rate at the lease commencement date. The right-of-use asset reflects adjustments for the derecognition of deferred rent and prepaid rent. Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheet, and are expensed on a straight-line basis over the lease term. The Company does not include any renewal periods in the lease term for its leases as sufficient economic factors do not exist that would compel it to continue to use the underlying asset beyond the initial non-cancelable term. The Company has elected to combine the lease and non-lease components into a single lease component for all of its leases. See Note 17 – Leases for further details.

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

In general, it is the practice and intention of the Company to reinvest the earnings of its subsidiaries in those operations. As of December 31, 2019, 2020 and 2021, the Company had not made a provision for withholding taxes on approximately $8.5 million, $13.8 million and $27.2 million, respectively, of undistributed earnings at each period-end that are indefinitely reinvested. Generally, such amounts become subject to taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability to the undistributed earnings in these subsidiaries.

The Company may be subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, the Company must assess such potential exposures and, where necessary, provide for any expected loss. The Company would recognize the benefit of a tax position if it is more likely than not to be sustained. Recognized tax positions are measured at the largest amount more likely than not to be realized upon settlement. To the extent that the Company establishes a liability, its income tax expense would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it would reverse the liability and recognize an income tax benefit during the period in which new information becomes available indicating that the liability is no longer necessary. The Company would record an additional income tax expense in the period in which new information becomes available indicating that the income tax liability is greater than its original estimate. The Company did not record such an adjustment for the years ended December 31, 2019, 2020 or 2021.

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

In June 2019, the Company's Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan ("ESPP"). Under the ESPP, the purchase price of the Company's shares is 85% of the lower of the fair market value of the shares on the first trading date of each offering period or on the purchase date. The first offering period or purchase period under the ESPP began on January 1, 2021. For 2021, the Company issued 81,462 shares under the ESPP.

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

Recently adopted accounting pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removed certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amended other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual period beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 on January 1, 2021, and the adoption did not have a material impact on the consolidated financial statements.

Note 2. Business Combinations

In August 2019, the Company completed the acquisition of select assets and assumed select liabilities of the Xirrus Wi-Fi products and cloud services business from Riverbed Technology, Inc. for a total purchase price of $5.0 million. The Company paid $2.0 million upon closing and through February 2020, paid the entire additional $3.0 million contingent consideration that was subject to attaining certain booking targets related to sales of the Xirrus products, which targets were met by December 31, 2019. The Company finalized the purchase accounting for the acquisition in the quarter ended June 30, 2020. The results from this acquisition have been included in the Company’s consolidated financial statements since the closing of the acquisition.

Note 3. Balance sheet components

Receivables, net

The Company’s accounts receivable arise from sales on credit to customers. The Company establishes an estimate for credit losses to present the net amount of accounts receivable expected to be collected. The estimate is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivables. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity indicators for individual customers.

The components of accounts receivable, net are as follows (in thousands):

	December 31,	December 31,
	2020	2021
Trade accounts receivable	$57,657	$69,471
Other receivables	1,376	985
Total receivables	59,033	70,456
Less: Estimate for credit losses	(919)	(683)
Receivables, net	$58,114	$69,773

The estimate for credit losses activity was as follows (in thousands):

	Year ended December 31,	Year ended December 31,
	2020	2021
Beginning balance	$580	$919
Increase, charged to expense	316	172
Recoveries	(101)	(163)
Provision for late fee charges	191	—
Amounts written-off	(67)	(245)
Ending balance	$919	$683

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	December 31,
	2020	2021
Finished goods	$35,241	$31,991
Raw materials	4,576	7,353
Gross inventory	39,817	39,344
Less: Excess and obsolete provision	(5,855)	(5,567)
Inventories, net	$33,962	$33,777

The following table reflects the activity in the Company’s inventory excess and obsolete provision (in thousands):

	Year ended December 31,	Year ended December 31,
	2020	2021
Beginning balance	$4,959	$5,855
Inventory written off	(1,577)	(468)
Increase in excess and obsolete provision	2,473	180
Ending balance	$5,855	$5,567

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2020	2021
Accrued goods and services	$7,937	$12,278
Accrued inventory purchases	4,830	2,218
Accrued customer rebates	7,380	7,355
Other	13	97
Accrued liabilities	$20,160	$21,948

Accrued warranty

Provision for warranty claims is primarily related to our hardware products and recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Year ended December 31,
	2020	2021
Beginning balance	$706	$1,714
Warranties assumed due to acquisition	1,174	—
Fulfillment of assumed acquisition warranty	(482)	(216)
Provision increase, net	316	233
Ending balance	$1,714	$1,731

At December 31, 2020, $1.1 million is included in Other current liabilities and $0.6 million is included in Other noncurrent liabilities on the Company’s consolidated balance sheet. At December 31, 2021, $1.2 million is included in Other current liabilities and $0.5 million is included in Other noncurrent liabilities on the Company’s consolidated balance sheet.

Note 4. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	December 31,
	Useful Life	2020	2021
Equipment and tooling	3 to 5 years	$24,367	$29,621
Computer equipment	3 to 5 years	3,137	3,835
Furniture and fixtures	10 years	745	844
Leasehold improvements	2 to 3 years	282	457
Total cost		28,531	34,757
Less: Accumulated depreciation		(20,996)	(24,267)
Property and equipment, net		$7,535	$10,490

Total depreciation expense was $3.6 million, $3.7 million and $3.4 million for the years ended December 31, 2019, 2020 and 2021, respectively.

Note 5. Software

Software consisted of the following (in thousands):

		December 31, 2020			December 31, 2021
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance
Acquired and Software for internal use	3 to 7 years	$15,680	$(14,214)	$1,466	$15,855	$(14,907)	$948
Software marketed for external sale	3 years	3,411	(1,439)	1,972	7,164	(2,245)	4,919
Total		$19,091	$(15,653)	$3,438	$23,019	$(17,152)	$5,867

Amortization of acquired and internal use software is computed using the straight-line method over an estimated useful life of generally three to seven years. Amortization expense recognized on acquired and internal use software is reflected in depreciation and amortization in the consolidated statements of operations. Amortization expense was $0.7 million, $0.8 million and $0.7 million for the years ended December 31, 2019, 2020 and 2021, respectively.

Amortization expense recognized on software to be sold or marketed externally was $0.5 million, $0.6 million and $0.8 million for the years ended December 31, 2019, 2020 and 2021, respectively, and is included in cost of revenues on the consolidated statements of operations.

Based on capitalized software assets at December 31, 2021, estimated amortization expense in future fiscal years is as follows (in thousands):

Year ending December 31,	Acquired and internal use software	Software marketed for external use	Total
2022	474	1,571	2,045
2023	218	1,755	1,973
2024	114	1,274	1,388
2025	68	319	387
2026	68	—	68
Thereafter	6	—	6
Total amortization	$948	$4,919	$5,867

Note 6. Goodwill and Intangible Assets

When the Company acquired the trade assets of Motorola Solutions, Inc.’s wireless point-to-point and point-to-multi-point businesses, the transaction generated goodwill and certain intangible assets. The goodwill associated with this transaction was recorded by Cambium Networks Corporation and allocated to Cambium Networks, Ltd. and Cambium Networks, Inc. using a revenue and asset allocation method. Although goodwill has been allocated to two operating subsidiaries, the Company operates as one operating segment and one reporting unit and therefore, goodwill is reported, and impairment testing performed, at the Cambium Networks Corporation consolidated level.

The Company finalized its purchase accounting for inventory and warranty on the Xirrus acquisition in the quarter ended June 30, 2020, which resulted in a $1.3 million adjustment to goodwill.

The change in the carrying amount of goodwill for the years ended December 31, 2020 and 2021 was as follows (in thousands):

	December 31,	December 31,
	2020	2021
Beginning balance	$8,552	$9,842
Acquisition adjustments	1,290	—
Ending balance	$9,842	$9,842

The Company tests goodwill and intangible assets for impairment annually on December 31 and more frequently if impairment indicators exist. For 2020 and 2021, the Company performed qualitative assessments of significant events and circumstances such as a reporting unit’s historical and current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including the impact of the current global outbreak of COVID-19 and macro-economic developments, to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of the reporting unit or intangible asset is less than their carrying value. If indicators of impairment are identified, a quantitative impairment test is performed.

The qualitative assessments for 2020 and 2021 did not indicate the existence of impairment indicators. Based on the operating results of the 2020 and 2021 and other considerations, the Company believes that it is more likely than not that the enterprise value for its one reporting unit and the fair value of intangibles is still greater than their carrying values. Accordingly, there was no goodwill impairment to record for either period. In addition, there were no triggering events or changes in circumstances during 2020 and 2021 that would have required an interim impairment assessment other than at the annual test date.

The useful life, gross carrying value, accumulated amortization, and net balance for each major class of definite-lived intangible assets at each balance sheet date were as follows (in thousands):

		December 31, 2020			December 31, 2021
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance
Unpatented technology	3 - 7 years	$14,660	$(14,375)	$285	$14,660	$(14,555)	$105
Customer relationships	5 - 18 years	19,300	(7,128)	12,172	19,300	(8,628)	10,672
Patents	7 years	11,300	(11,300)	—	11,300	(11,300)	—
Trademarks	10 years	5,270	(4,832)	438	5,270	(5,270)	—
Total		$50,530	$(37,635)	$12,895	$50,530	$(39,753)	$10,777

Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value at the end of their useful life. Intangible assets amortization expense was $1.6 million, $2.2 million and $2.1 million for the years ended December 31, 2019, 2020 and 2021, respectively.

Based on capitalized intangible assets as of December 31, 2021, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Year ending December 31,	Amortization
2022	1,603
2023	1,498
2024	1,498
2025	1,498
2026	1,498
Thereafter	3,182
Total amortization	$10,777

Note 7. Debt

As of December 31, 2021, the Company had $30.0 million outstanding under its current term loan facility with Bank of American and $0.0 million in borrowings under its revolving credit facility. The Company has available $45.0 million under its revolving credit facility with Bank of America.

As of December 31, 2020, the Company had $55.3 million outstanding under its prior term loan facility with Silicon Valley Bank and $0.0 million in borrowings under its revolving credit facility with Silicon Valley Bank.

The following table reflects the current and noncurrent portions of the external debt facilities at December 31, 2020 and December 31, 2021 (in thousands):

	December 31,	December 31,
	2020	2021
Term loan facility	$55,250	$30,000
Less debt issuance costs	(1,092)	(546)
Total debt	54,158	29,454
Less current portion of term facility	(29,747)	(2,625)
Current portion of debt issuance costs	546	136
Total long-term external debt	$24,957	$26,965

At December 31, 2020, the current portion of term facility included $19.7 million related to the required repayment of principal in accordance with the excess cash flow provision of the term loan facility with Silicon Valley Bank based on the Company's calculation of excess cash flow at December 31, 2020, which was paid in May 2021.

Secured credit agreements

On November 17, 2021 ("Closing Date"), Cambium Networks entered into a credit agreement (the “BofA Credit Agreement") among Cambium Networks, Ltd. as the borrower (the “Borrower”), Cambium Networks Corporation as Holdings and a Guarantor (“Holdings”), Cambium (US), L.L.C., as Intermediate Holdings and a Guarantor, certain other subsidiaries of Holdings party thereto as Guarantors (with the Borrower and each Guarantor being, individually, a “Loan Party” and collectively, the “Loan Parties”), Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), a Lender, Swingline Lender and an L/C Issuer, the other Lenders party thereto from time to time and Bank of America, N.A. as Sole Lead Arranger and Sole Bookrunner. Capitalized terms used but not otherwise defined herein shall have the meaning as assigned to such terms in the BofA Credit Agreement filed as Exhibit 10.34.

The BofA Credit Agreement provides for the provision of loans and other financial accommodations to the Borrower in an aggregate principal amount of up to $75.0 million in the form of (i) a five-year term loan facility (the “Term Facility”) in the amount of $30.0 million, all of which was drawn on the Closing Date to repay the outstanding balance under the existing credit facility with Silicon Valley Bank and (ii) a five-year revolving credit facility (the “Revolving Facility” and together with the Term Facility, the “Credit Facilities”) in the amount of $45.0 million, including a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for Swingline Loans. The Credit Facilities were made available (a) to repay existing outstanding indebtedness under the existing credit facilities with Silicon Valley Bank, (b) to pay fees and expenses incurred in connection with the transactions contemplated by the BofA Credit Agreement and (c) for working capital requirements and other general corporate purposes of the Loan Parties and their subsidiaries.

The Term Facility and the Revolving Facility terminate on the date that is five (5) years after the Closing Date (the “Maturity Date”).

The Borrower has the option to borrow Term Loans under the Term Facility in the form of either Base Rate Loans or Eurodollar Rate Loans, as defined in the BofA Credit Agreement. The Term Facility borrowed on the Closing Date was borrowed as a Eurodollar Rate Loan with a six (6) month Interest Period. The outstanding principal amounts of the Term Facility bear interest for the applicable Interest Period at a rate per annum equal to the Eurodollar Rate (the rate equal to the London Interbank Offered Rate) for such Interest Period plus the Applicable Rate (which is 2.00% per annum for the first full fiscal quarter following the Closing Date and thereafter ranges from 1.75% to 2.25% per annum, depending on Holdings’ Consolidated Leverage Ratio). If Holdings’ Consolidated Leverage Ratio is less than 1.00:1.00, the Applicable Rate for the Term Facility will be 1.75%. If Holdings’ Consolidated Leverage Ratio is greater than or equal to 1.00:1.00 but less than 2.00:1.00, the Applicable Rate for the Term Facility will be 2.00%. If Holdings’ Consolidated Leverage Ratio is greater than or equal to 2.00:1.00, the Applicable Rate for the Term Facility will be 2.25%.

The Borrower has the option to borrow Revolving Loans under the Revolving Facility in the form of either Base Rate Loans or Eurodollar Rate Loans. The outstanding principal amounts of Eurodollar Rate Loans borrowed under the Revolving Facility bear interest at the same rates as described above for the Eurodollar Rate Loan under the Term Facility.

The outstanding principal amounts of the Credit Facilities that are borrowed as (or converted to) Base Rate Loans under the BofA Credit Agreement bear interest from the applicable Borrowing date at a rate per annum equal to the Base Rate (a fluctuating rate of interest per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) the one (1) month Eurodollar Rate plus 1.75%) plus the Applicable Rate (which is 0.25% per annum for the first full fiscal quarter following the Closing Date and thereafter ranges from 0.00% to 0.50% per annum, depending on Holdings’ Consolidated Leverage Ratio). If Holdings’ Consolidated Leverage Ratio is less than 1.00:1.00, the Applicable Rate for Base Rate Loans under the Revolving Facility will be 0.00%. If Holdings’ Consolidated Leverage Ratio is greater than or equal to 1.00:1.00 but less than 2.00:1.00, the Applicable Rate for Base Rate Loans under the Revolving Facility will be 0.25%. If Holdings’ Consolidated Leverage Ratio is greater than or equal to 2.00:1.00, the Applicable Rate for Base Rate Loans under the Revolving Facility will be 0.50%. The Borrower will pay an undrawn commitment fee ranging from 0.20% to 0.25% (depending on Holdings’ Consolidated Leverage Ratio) on the unused portion of the Revolving Facility.

Obligations under the BofA Credit Agreement are guaranteed by Holdings and its material Subsidiaries pursuant to the BofA Credit Agreement. To secure the obligations of the Loan Parties under the Credit Facilities, each Loan Party has entered into a Security and Pledge Agreement (the “Security Agreement”), dated as of November 17, 2021, pursuant to which the applicable Grantors granted to the Administrative Agent, for the benefit of the Lenders and the other Secured Parties, a valid and perfected first priority lien and security interest, subject to customary exceptions, in (i) equity interests of the Domestic Loan Parties, and (ii) substantially all tangible and intangible personal property of the Domestic Loan Parties (unless and until certain Events of Default have occurred and are continuing, at which time the Administrative Agent may require a Foreign Loan Party to provide a valid and perfected security interest in substantially all of its tangible and intangible assets subject to certain customary exceptions), and all proceeds and products of the property and assets described above.

In addition to the liens granted under the Security Agreement, Cambium (US), L.L.C. entered into a Share Charge, as chargor (the “Chargor”) dated November 17, 2021 (the “Share Charge”) with Bank of America, as Collateral Agent for itself and for the Secured Parties (the “Collateral Agent”), pursuant to which the Chargor pledged to the Collateral Agent the shares of the Borrower.

The BofA Credit Agreement contains certain representations and warranties, certain affirmative covenants, certain negative covenants, certain financial covenants and certain conditions that are customarily required for similar financings. These covenants include, among others:

•
A restriction on creating or assuming certain liens;
•
A restriction on creating, incurring or assuming additional indebtedness, subject to specified permitted debt;
•
A restriction on making or holding certain investments, subject to certain exceptions;
•
A restriction on mergers, liquidations, consolidations and other fundamental changes, subject to specified exceptions;
•
A restriction on certain sales and other dispositions of property or assets, including sale and leaseback transactions, subject to certain conditions and exceptions;
•
A restriction on payments of dividends, share repurchases and other distributions, subject to certain exceptions; and
•
A restriction on entering into certain transactions with affiliates.

In addition, Holdings may not permit its consolidated leverage ratio to exceed 2.75:1.00, and must maintain a minimum consolidated fixed charge coverage ratio of not less than 1.25:1.00. Determination of compliance with the consolidated leverage ratio commenced as of December 31, 2021; the Company does not begin determining compliance with the consolidated fixed charge coverage ratio until March 31, 2022. Based on the above covenants in the BofA Agreement, the Company believes that all covenants will be met at subsequent testing dates for the next twelve months and has classified the amounts due in excess of twelve months as noncurrent. As of December 31, 2021, the Company was in compliance with its consolidated leverage ratio, which is the only covenant required to be tested as of that date.

The BofA Credit Agreement also contains customary Events of Default that include, among others, non-payment of principal, interest or fees, violations of certain covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to material indebtedness and events constituting a change of control. The occurrence and continuance of an Event of Default could result in the termination of commitments under the Credit Facilities and the declaration that all outstanding loans are immediately due and payable in whole or in part.

Maturities on the external debt outstanding at December 31, 2021 under the BofA Agreement are as follows (in thousands):

Year ending December 31,
2022	2,625
2023	2,625
2024	2,625
2025	2,625
2026	19,500
Total	$30,000

Prior credit agreement

The Company used proceeds from the BofA Credit Agreement to repay all outstanding amounts under its existing credit agreement with Silicon Valley Bank, which also consisted of a term loan and a revolving loan.

In addition to the quarterly repayments of $2.5 million due under the credit facility with Silicon Valley Bank, such credit agreement included an annual excess cash flow provision whereby 50% of excess cash, as defined therein and was payable to the lenders as a repayment of outstanding borrowings. The calculation was based on information at December 31 of each year and due in the following year. At December 31, 2020, the excess cash flow payment computed under the provision was $19.7 million and was included in Current portion of external long-term debt, net in the Company’s consolidated balance sheets.

The credit agreement with Silicon Valley bank contained customary affirmative and negative covenants, including covenants that imposed limits or restrictions on the Company. The Company was required to maintain a quarterly minimum consolidated fixed charge coverage ratio, a quarterly consolidated leverage ratio and a monthly adjusted quick ratio with limits defined in the agreement. As of December 31, 2020, the Company was in compliance with all affirmative and negative covenants under the credit facilities with Silicon Valley Bank.

Interest expense, net

Net Interest expense, including bank charges and amortization of debt issuance costs on the external debt, was $8.1 million, $5.3 million and $4.3 million for the years ended December 31, 2019, 2020 and 2021, respectively. Interest expense for the year ended December 31, 2019 included $0.5 million of additional amortization of deferred issuance costs for the write-down of deferred issuance costs related to the $20.7 million prepayment of the term loan. Interest expense for the year ended December 31, 2021 included $0.3 million of additional amortization of deferred issuance costs for the write-down of deferred issuance costs related to the $19.6 million excess cash flow payment made in May 2021 to Silicon Valley Bank. Interest expense for the year ended December 31, 2021 also includes a $0.4 million loss on early extinguishment of the Silicon Valley credit agreement, which was comprised of $384 thousand write-off of remaining deferred issuance costs and $42 thousand of debt extinguishment fees paid to Silicon Valley Bank.

Expected discontinuation of LIBOR

In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), which regulates LIBOR, announced it will no longer compel banks to submit rates for the calculation of LIBOR after 2021. In May 2021, the FCA confirmed the 1-week and 2-month US Dollar LIBOR tenors ceased on December 31, 2021, but the remaining five US Dollar tenors (overnight, 1-month, 3-month, 6-month and 12-month) will not cease until June 30, 2023. The BofA Credit Agreement matures on November 17, 2026, which is after the cessation of all tenors of the US Dollar LIBOR rate.

The Company is evaluating the potential impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including SOFR. Eurodollar loans under the BofA Credit Agreement are currently indexed to Eurodollar Rate (the rate equal to the London Interbank Offered Rate). The BofA Credit Agreement contemplates the discontinuation of LIBOR and provides that a benchmark replacement rate shall be determined by reference to other applicable rates and additionally allows the Company to switch to a Base Rate loan, as defined in the BofA Credit Agreement. The Company will continue to actively assess the related opportunities and risks involved in this transition.

Note 8. Contributed capital

On June 28, 2019, in connection with the Recapitalization, the unreturned capital and accumulated yield of $49.2 million payable to holders of Class A Units under the Vector Cambium Holdings (Cayman), Limited Partnership Agreement ("VCH LPA") was settled in the form of additional shares in the Company. The Company issued shares to VCH, L.P. on a value-for-value basis based on the $12.00 per share offering price. The Recapitalization was recorded as a non-cash transaction which resulted in the transfer of equity ownership from capital contribution to additional paid in capital. After completion of the Recapitalization, the Company is neither party to nor subject to any obligations under the VCH LPA.

Note 9. Employee benefit plans

The Company’s employee benefit plans currently consist of a defined contribution plan in the United States and a separate defined contribution plan in the UK. The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. regular, full-time employees are eligible to participate in the Cambium Networks, Inc. 401(k) Plan, which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code. Under the Cambium Networks, Inc. 401(k) Plan, the Company contributes a dollar-for-dollar match of the first 4% an employee contributes to the plan. Employees are eligible to participate on the first day of the month following their date of hire and begin receiving company contributions three-months after they become eligible to participate in the plan. Company matching contributions are made each pay period, but the funds do not vest until the employee’s second anniversary of employment with the Company. Employees are always fully vested in their own contributions. All contributions, including the Company match, are made in cash and invested in accordance with the participants’ investment elections. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $1.1 million, $1.0 million and $1.2 million for the years ended December 31, 2019, 2020 and 2021, respectively.

UK plan

Regular, full-time UK employees are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan. Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% and a company contribution rate of 5% of the employee’s basic salary. The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%. Company matching contributions vest immediately and employees are always vested in their own contributions. All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period. The total contributed by the Company under this plan was $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2019, 2020 and 2021, respectively.

Note 10. Other expense, net

Other expense, net were $0.5 million, $0.5 million and $0.2 million for the years ended December 31, 2019, 2020 and 2021, respectively, and represents foreign exchange losses.

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

2019 Share incentive plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the 2019 Share Incentive Plan (“2019 Plan”). The 2019 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted share awards (“RSAs”), restricted share units (“RSUs”), other share-based awards and performance awards. The number of shares that were reserved under the 2019 Plan was 3,400,000, in addition to the 240,037 RSAs and RSUs the Company granted in substitution for unvested Class B Units or phantom units in VCH L.P. in connection with the Company’s Recapitalization and IPO based on a price of $12.00 (“Recapitalization Awards”). The share reserve under the 2019 Plan will be automatically increased on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and will continue until, and including, the fiscal year ending December 31, 2029. The number of shares added annually will be equal to the lowest of 1,320,000 shares, 5% of the number of the Company’s shares outstanding on the first day of such fiscal year, or an amount determined by the Board of Directors. On March 24, 2020, the Company registered 1,283,649 additional shares and on March 1, 2021 the Company registered 1,301,726 additional shares that may be issued under the 2019 Plan.

The Company’s employees, officers, directors, consultants, and advisors are eligible to receive awards under the 2019 Plan. Incentive share options, however, may only be granted to its employees. Participants in the 2019 Plan will also consist of persons to whom Recapitalization Awards were granted.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the year ended December 31, 2021:

Number of shares
Available for grant at December 31, 2020	832,134
Added to 2019 Share Incentive Plan	1,301,726
RSUs granted	(267,175)
Options granted	(116,035)
Shares withheld in settlement of taxes and/or exercise price	64,761
Forfeitures	37,829
Available for grant at December 31, 2021	1,853,240

Share-based compensation

The following table shows total share-based compensation expense for the years ended December 31, 2019, 2020 and 2021 (in thousands):

	Year ended December 31,
	2019	2020	2021
Cost of revenues	$211	$67	$152
Research and development	5,363	1,599	3,044
Sales and marketing	4,185	980	1,935
General and administrative	7,937	790	2,586
Total share-based compensation expense	$17,696	$3,436	$7,717

As of December 31, 2021, the Company estimates the pre-tax unrecognized compensation expense of $17.9 million related to all unvested share-based awards, including share options, restricted share units and restricted share awards will be recognized through the fourth quarter of 2025. The Company expects to satisfy the exercise of share options and future distributions of shares for restricted share units and restricted share awards by issuing new ordinary shares which have been reserved under the 2019 Plan.

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. The Company utilized a forfeiture rate of 8.2% during the year ended December 31, 2021 for estimating the forfeitures of share options and restricted share units granted.

Share options

The following is a summary of option activity for the Company’s share incentive plans for year ended December 31, 2021:

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2020	3,164,185	$11.24	8.8	$43,793,890
Options granted	116,035	$42.52	—	$—
Options exercised	(454,354)	$10.58	—	$—
Options forfeited	(27,874)	$11.24	—	$—
Outstanding at December 31, 2021	2,797,992	$12.64	7.9	$38,295,799
Options exercisable at December 31, 2021	1,288,277	$11.27	7.8	$18,500,328
Options vested and expected to vest at December 31, 2021	2,742,060	$12.63	7.9	$37,502,738

Share options typically have a contractual term of ten years from grant date.

The intrinsic value for share options outstanding and exercisable is defined as the difference between the market value of the Company’s ordinary shares as of the end of the period and the grant price. At December 31, 2019, 2020 and 2021, the aggregate intrinsic value of options exercisable under the Company’s share incentive plans was $0.0 million, $12.7 million and $18.5 million, respectively, as determined as of the date of grant. No share options were exercised prior to 2020. The Company had 138,878 and 454,354 options exercised during the years ended December 31, 2020 and 2021, respectively. The cash received from the share options exercised in 2020 and 2021 was $1.6 million and $4.8 million, respectively.

At December 31, 2021, there was $8.6 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested share option awards. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.3 years.

The Company estimates the fair value of share options using the Black-Scholes option pricing model. The fair value of share options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of share options is estimated using the following weighted-average assumptions:

	For the years ended December 31,
	2019	2020	2021
Expected dividend yield	—	—	—
Risk-free interest rate	1.81%	0.39%	1.14%
Weighted-average expected volatility	40.8%	50.0%	50.9%
Expected term (in years)	6.1	6.5	6.5
Weighted average grant-date fair value per share of options granted	$4.34	$7.56	$21.36

Restricted shares

The following is a summary of restricted shares activity for the Company’s share incentive plans for the year ended December 31, 2021:

	Units	Weighted average grant date fair value
RSU and RSA balance at December 31, 2020	519,197	$4.89
RSUs and RSAs granted	267,175	$42.22
RSUs and RSAs vested	(229,074)	$5.00
RSUs and RSAs forfeited	(9,955)	$37.71
RSU and RSA balance at December 31, 2021	547,343	$22.47
RSUs and RSAs expected to vest at December 31, 2021	547,343	$22.47

Upon completion of the Company’s Recapitalization and IPO, 240,037 RSAs and RSUs were granted to employees in substitution for unvested Class B Units or phantom units with a grant date fair value of $12.00, of which 34,111 of the RSAs and RSUs awards granted carry-forward their prior vesting terms and expiration dates and 205,926 RSAs are exercisable based upon the achievement of a market condition. During 2020 and 2021, 506,500 and 267,175 RSUs were granted under the 2019 Plan, respectively. In December 2020, the market condition on the 205,926 RSAs was met and these shares vested. The Company withheld 5,074 and 64,761 shares to pay the employees’ portion of the minimum payroll withholding taxes on the RSUs and RSAs that vested in 2020 and 2021, respectively.

At December 31, 2021, there was $9.3 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested share awards. The unrecognized compensation expense is expected to be recognized over a weighted average period of 3.1 years.

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”). The ESPP was effective on June 25, 2019 and the offering period or purchase period under the ESPP began on January 1, 2021. A total of 1,067,075 shares are available under the ESPP, which includes 550,000 shares originally available, 256,730 additional shares registered on March 24, 2020 and 260,345 additional shares registered on March 1, 2021. The number of shares that will be available for sale under the ESPP will be increased annually on the first day of each fiscal year beginning in 2020, and will be equal to the lowest of: 275,000 shares; 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The purchase price of the shares will be 85% of the lower of the fair market value of our shares on the first trading day of each offering period or on the purchase date.

For the year ended December 31, 2021, the Company recognized $0.7 million of share-based compensation expense related to the ESPP. There were 39,061 and 42,401 shares issued under the ESPP during the six-month offering periods that ended on June 30, 2021 and December 31, 2021, respectively.

Note 12. Share capital – shares

The following table reflects the share capital activity:

	Number of shares	Value (in thousands)
Balance at December 31, 2019	25,672,983	$3
Issuance of vested shares	234,191	—
Share options exercised	138,878	—
Shares withheld for net settlement of shares issued	(11,526)	—
Balance at December 31, 2020	26,034,526	$3
Issuance of ordinary shares under employee share purchase plan	81,462	—
Issuance of vested shares	229,594	—
Share options exercised	454,354	—
Shares withheld for net settlement of shares issued	(64,761)	—
Balance at December 31, 2021	26,735,175	$3

As of December 31, 2021, no dividends have been declared or paid.

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

	Year ended December 31,
	2019	2020	2021
Numerator:
Net (loss) income	$(17,601)	$18,575	$37,421
Denominator:
Basic weighted average shares outstanding	19,741,764	25,707,092	26,421,087
Dilutive effect of share option awards	—	228,388	1,846,998
Dilutive effect of restricted share units and restricted share awards	—	467,632	348,934
Dilutive effect of Employee share purchase plan awards	—	—	11,117
Diluted weighted average shares outstanding	19,741,764	26,403,112	28,628,136

Net (loss) earnings per share, basic	$(0.89)	$0.72	$1.42
Net (loss) earnings per share, diluted	$(0.89)	$0.70	$1.31

The following outstanding shares of ordinary share equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2019	2020	2021
Share options	2,921	2,082	—
Restricted shares (RSUs and RSAs)	257	—	—
Total	3,178	2,082	—

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

Note 14. Income taxes

For the years ended December 31, 2019, 2020 and 2021, (loss) income before income taxes includes the following components (in thousands):

	Years ended December 31,
	2019	2020	2021
United States	$4,183	$2,648	$10,943
Foreign	(11,504)	15,483	20,963
Total	$(7,321)	$18,131	$31,906

For the years ended December 31, 2019, 2020 and 2021, the provision (benefit) for income taxes consists of the following (in thousands):

	2019	2020	2021
Current:
U.S. federal	$1,078	$(198)	$268
State	643	(181)	(94)
Foreign	1,157	1,007	376
Current tax provision	2,878	628	550
Deferred:
U.S. federal	$380	$(664)	$(1,662)
State	(6)	(144)	(147)
Foreign	7,028	(264)	(4,256)
Deferred tax provision (benefit)	7,402	(1,072)	(6,065)
Provision (benefit) for income taxes	$10,280	$(444)	$(5,515)

For the years ended December 31, 2019, 2020, and 2021, differences between the income tax expense computed at the statutory U.S. federal income tax rate 21% for 2019, 2020 and 2021 and the provision (benefit) for income taxes computed per the Company’s consolidated statements of operation are summarized as follows (in thousands):

	Years ended December 31,
	2019	2020	2021
Income tax (benefit) expense at federal statutory rate	$(1,537)	$3,808	$6,700
State and local income taxes net of federal benefit	540	(295)	10
Tax rate changes	662	(925)	21
Valuation allowance changes	9,599	(1,226)	(7,902)
Foreign rate differential	369	(181)	(164)
Research and development	(1,286)	(1,455)	(811)
Share-based compensation	2,807	(171)	(3,444)
Foreign derived intangible income	(1,166)	(349)	—
Other	292	350	75
Provision (benefit) for income taxes	$10,280	$(444)	$(5,515)

Foreign rate differential represents the non-U.S. jurisdictions. The country having the greatest impact on the tax rate adjustment line shown in the above table as “foreign rate differential” for the years ended December 31, 2019, 2020 and 2021 is the UK where the statutory income tax rate was 19.0% for 2019, 2020 and 2021.

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial reporting purposes.

The sources of these differences for the years ended December 31, 2020 and 2021 are as follows (in thousands):

	Years ended December 31,
	2020	2021
NOL and tax credit carryforwards	$6,997	$6,886
Disallowed interest carryforwards	1,654	909
Lease liability	993	584
Property and equipment	573	27
Share-based compensation	1,163	1,130
Intangible assets	105	221
Other	250	353
Subtotal	11,735	10,110
Less: Valuation allowance	(8,373)	(471)
Net deferred tax assets	3,362	9,639
Operating lease assets	(884)	(505)
Prepaid expenses and other assets	(278)	(400)
Capitalized software development costs	(453)	(1,141)
Other	(219)	—
Subtotal	(1,834)	(2,046)
Less: Valuation allowance	—	—
Net deferred tax liabilities	(1,834)	(2,046)
Total deferred tax assets, net	$1,528	$7,593

Deferred tax assets/liabilities included in the balance sheet are:
	Years ended December 31,
	2020	2021
Deferred tax assets - non-current	$1,537	$7,604
Deferred tax liabilities - non-current (included in Other noncurrent liabilities)	9	11
Total deferred tax assets, net	$1,528	$7,593

For the years ended December 31, 2020 and 2021, the following table reflects the activity in the Company’s valuation allowance on deferred tax assets (in thousands):

	Years ended December 31,
	2020	2021
Beginning balance	$9,599	$8,373
Release of valuation allowance	(1,226)	(7,902)
Ending balance	$8,373	$471

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

As of December 31, 2020, the Company’s deferred tax assets were primarily the result of UK net operating loss (“NOL”), tax credit carryforwards from the UK and U.S., and the UK corporate interest reduction. As of December 31, 2021, the Company's deferred tax assets were primarily the result of UK and U.S. net operating losses ("NOLs"), tax credit carryforwards from the UK and U.S., on share-based compensation and UK corporate interest reduction.

For the year ended December 31, 2020, the Company recorded a net decrease in its valuation allowance of $1.2 million. At year-end 2020, the Company continued to maintain a valuation allowance, on the basis of management’s reassessment of the amount of its deferred tax assets (primarily comprised of NOL and interest disallowance) that were more likely than not to be realized. As a result of a review of the 3-year cumulative loss, there was sufficient objective evidence that UK cumulative losses over the recent 3-year period for the years ended December 31, 2018, 2019 and 2020 continued to provide negative and objective evidence that sufficient future income might not be generated to utilize its deferred tax assets. Consequently, the Company continued to maintain a valuation allowance against its deferred tax assets on its foreign operations of $7.7 million. Note this was a reduction from the prior year, as certain underlying deferred tax assets on which the valuation allowance was based, were utilized to offset a portion of taxable income.

For the year ended December 31, 2021, the Company recorded a net decrease in its valuation allowance of $7.7 million, related to the deferred tax assets (NOL and research and development credits) of the UK Company. In 2021, management concluded that all of the valuation allowance on the Company's UK entity's deferred tax assets was no longer needed. This was primarily due to a 12-quarter cumulative income through the first quarter of 2021 and the forecast of future taxable income. As of December 31, 2021, based on the evaluation of positive and negative evidence, the Company believes it is more likely than not that the net deferred tax assets will be realized by its UK entity. Accordingly, management has recognized a non-recurring tax benefit of $7.7 million related to the reversal of this valuation allowance.

During 2020, the Company added state research and development tax credit benefits in the state of California, which are only available to offset actual tax liabilities. The state research and development tax credits are in excess of the amount reasonably expected to be utilized over the next five years. Accordingly, the Company established an additional $0.4 million of valuation allowance during 2020, for a total of $0.7 million valuation allowance on the related deferred tax asset at December 31, 2020. During 2021, the Company's valuation allowance on the research and development tax credits for the state of California decreased $0.2 million and is $0.5 million at December 31, 2021.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and therefore, the need for a valuation allowance on a quarterly basis. Regarding the valuation allowance remaining on the research and development tax credits for the state of California, the Company may release all or a portion of its valuation allowance, if results and other subjective evidence continue to reflect pre tax income such that the deferred tax assets become more likely than not to be realizable.

The Company has gross income tax NOL carryforwards related to its U.S. and international operations. For the year ended December 31, 2020, the NOL carryforward was approximately $28.1 million, all of which had an indefinite life. For the year ended December 31, 2021, the NOL carryforward was approximately $28.7 million, of which $25.6 million have an indefinite life and $3.1 million have a life greater than 10 years. The Company recorded a deferred tax asset of $5.3 million and $5.3 million related to NOL as of December 31, 2020 and 2021, respectively. The Company’s gross NOL carryforwards expire as follows:

	Years ended December 31,
	2020	2021
Unlimited carryforward	$28.1 million	$25.6 million
10+ year carryforward	—	$3.1 million

The Company has tax credit carryforwards related to research and development. For the year ended December 31, 2020, the carryforward was approximately $1.5 million, all of which has an indefinite life. For the year ended December 31, 2021, the carryforward was approximately $1.5 million, of which $0.7 million has an indefinite life and $0.8 million has a life of greater than 10 years. The Company’s research and development tax credit carryforwards and their expiration are as follows:

	Years ended December 31,
	2020	2021
Unlimited carryforward	$1.5 million	$0.7 million
10+ year carryforward	—	$0.8 million

The Company has gross corporate interest restriction (“CIR”) disallowance carryforwards related to its UK operations. For the year ended December 31, 2020, the CIR carryforward was approximately $8.7 million, all which has an indefinite life. For the year ended December 31, 2021, the CIR carryforward was approximately $4.8 million, all of which has an indefinite life. The Company has recorded a reduction to the deferred tax asset of $3.9 million related to utilization of a portion of the CIR as of December 31, 2021. The Company’s gross carryforwards expire as follows:

	Years ended December 31,
	2020	2021
Unlimited carryforward	$8.7 million	$4.8 million

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and many foreign jurisdictions. The U.S., UK, and India are the main taxing jurisdictions in which the Company operates. Open tax years subject to audit vary depending on the tax jurisdiction. In the U.S., the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2018. In the UK, the tax returns that are open are for the tax years 2018, 2019, and 2020. In India, the tax returns that are open are for India assessment years 2017 through 2021.

The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its position. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations. The Company does not have any unrecognized tax positions as of December 31, 2020 and 2021.

The Company recorded income tax expense of $10.3 million, income tax benefit of $(0.4) million and an income tax benefit of $(5.5) million for the years ended December 31, 2019, 2020 and 2021, with an effective tax rate of (140.4)%, (2.4)% and (17.3)%, respectively. The Company’s effective tax rate of (140.4)% for the year ended December 31, 2019 differed from the U.S statutory rate of 21.0% primarily due to the recognition of a valuation allowance against its UK deferred tax assets, taxation of pre-IPO management incentive unit equity awards, tax benefits on research and development, and tax benefits on foreign derived intangible income. The Company’s effective tax rate of (2.4)% for the year ended December 31, 2020 differed from the U.S. statutory rate of 21.0% primarily due to a benefit on research and development credit, a benefit on the partial release of a valuation allowance, and a tax benefit due to the increase of the tax rate applied to UK deferred tax assets. The Company's effective tax rate of (17.3)% for the year ended December 31, 2021 was different from the U.S. statutory rate of 21.0% primarily due to the removal of the valuation allowance against its UK deferred tax assets and the tax benefits arising on employee restricted share vesting and option exercises.
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

Note 16. Revenue from contracts with customers

Disaggregation of revenues

Revenues by product category were as follows (in thousands, except percentages):

	Years ended December 31,
	2019		2020		2021
Point-to-MultiPoint	$156,157	59%	$172,601	62%	$204,756	61%
Point-to-Point	71,618	27%	60,435	22%	60,761	18%
Wi-Fi	35,678	13%	39,990	14%	66,933	20%
Other	3,575	1%	5,433	2%	3,404	1%
Total Revenues	$267,028	100%	$278,459	100%	$335,854	100%

The Company’s products are predominately distributed through a third-party logistics provider in the United States, Netherlands and China. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations.

Revenue by geography were as follows (in thousands, except percentages):

	Years Ended December 31,
	2019		2020		2021
North America	$122,565	46%	$147,328	53%	$173,491	52%
Europe, Middle East and Africa	85,930	32%	80,927	29%	93,082	28%
Caribbean and Latin America	31,767	12%	29,418	11%	40,974	12%
Asia Pacific	26,766	10%	20,786	7%	28,307	8%
Total Revenues	$267,028	100%	$278,459	100%	$335,854	100%

The following countries had revenues greater than 10% of total revenues:

•
United States - $121.3 million for 2019, $140.7 million for 2020 and $165.3 million for 2021
•
Italy - $38.4 million for 2019 and $31.6 million for 2020

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues			Percentage of Accounts Receivable
	Years Ended December 31,			As of December 31,
	2019	2020	2021	2020	2021
Customer A	16%	19%	20%	31%	25%
Customer B	11%	*	*	*	*
Customer C	*	14%	15%	*	*
Customer D	*	*	*	10%	*

* denotes percentage is less than 10%

Contract Balances

The following table summarizes contract balances as of December 31, 2020 and December 31, 2021:

	December 31, 2020	December 31, 2021
Trade accounts receivable, net of estimate for credit losses	$56,798	$68,788
Deferred revenue - current	6,471	6,880
Deferred revenue - noncurrent	4,448	5,363
Refund liability	$2,416	$2,516

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

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of December 31, 2020 and 2021, deferred revenue (both current and noncurrent) of $10.9 million and $12.2 million, respectively, represents the Company’s remaining performance obligations, of which $6.5 million and $6.9 million, respectively, is expected to be recognized within one year, with the remainder to be recognized thereafter.

Revenue recognized during the year ended December 31, 2021 which was previously included in deferred revenues as of December 31, 2020 was $6.3 million. Revenue recognized during the year ended December 31, 2020 which was previously included in deferred revenues as of December 31, 2019 was $7.3 million.

Cost to obtain a contract

Sales commissions are incremental costs of obtaining a contract. The Company has elected to recognize these expenses as incurred due to the amortization period of these costs being one year or less.

Note 17. Leases

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

The components of lease expense were as follows and are included in general and administrative expense (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2021
Operating lease cost	$2,586	$2,592
Short-term lease cost	341	283
Variable lease costs	375	500
Total lease expense	$3,302	$3,375

Supplemental balance sheet information related to leases were as follows (in thousands, except lease term and discount rate):

	Balance Sheet Caption	December 31, 2020	December 31, 2021
Operating leases:
Operating lease assets	Operating lease assets	$5,083	$5,899
Current lease liabilities	Other current liabilities	$2,167	$2,116
Noncurrent lease liabilities	Noncurrent operating lease liabilities	$3,332	$4,112
Weighted average remaining lease term (years):
Operating leases		3.35	3.35
Weighted average discount rate:
Operating leases		8.36%	6.15%

Supplemental cash flow information related to leases were as follows (in thousands):

	2020	2021
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,701	$2,674

The Company’s current lease terms range from one to five years and may include options to extend the lease by one to four years.

Remaining maturities on lease liabilities at December 31, 2021 is as follows (in thousands):

Operating leases
2022	$2,445
2023	2,108
2024	1,086
2025	843
2026	419
Thereafter	—
Total lease payments	6,901
Less: interest	673
Present value of lease liabilities	$6,228

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

For the years ended December 31, 2019, 2020 and 2021, Vector Capital Management, LP, an entity related to VCH, L.P., charged $0.3 million, $0.0 million and $0.0 million, respectively, for management and oversight fees. The Company did not have any amounts due to Vector Capital Management, LP at December 31, 2020 and 2021. On July 3, 2019, the Company paid $5.6 million to Vector Capital Management, L.P. from the net proceeds from the Company’s IPO for the payment of outstanding management fees. In connection with the IPO and the payment of these fees, the VCH LPA was terminated.

In connection with the Recapitalization and upon consummation of the Company’s IPO, the Company issued shares to VCH, L.P. representing the amount of unreturned capital and accumulated yield payable to holders of Class A Units of VCH, plus the residual shares of the Company’s value attributable to VCH’s ownership after such return, based on the IPO price of $12.00 per share. After/completion of the Recapitalization and the offering, the Company is neither party to nor subject to any obligations under the VCH LPA.