Form 10-Q
period 2022-03-31
Cambium Networks Corp
filed 2022-05-06
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 26,827,554 shares of ordinary shares, $0.0001 par value per share, outstanding.

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

In some cases, forward-looking statements may be identified by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, they should not be relied upon as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
the impact of continued shutdowns related to COVID-19;
•
the impact of the invasion of Ukraine by Russia and related sanctions imposed by Russia, Belarus and certain regions of Ukraine;
•
the impact of geopolitical actions, including growing tensions between the U.S. and China;
•
the impact of increases in logistics, freight and other shipping costs and constraints on logistics and shipping due to labor shortages, container shortages or other constraints;
•
the impact of continued shortages in supply of key components used in the manufacture of our products;
•
the unpredictability of our operating results;
•
our inability to predict and respond to emerging technological trends and network operators' changing needs;
•
the impact of competitive pressures on the development of new products;
•
the impact of actual or threatened health epidemics and other outbreaks including the impact of the COVID-19 pandemic;
•
our limited or sole source suppliers' inability to acquire or produce third-party components to build our products and the impact of supply shortages, extended lead times or changes in supply of components and other parts required to manufacture our products;
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
•
our distributors' and channel partners' inability to attract new network operators or sell additional products to network operators that currently use our products;
•
the technological complexity of our products, which may contain undetected hardware defects or software bugs or subject our products to the risks of ransomware or malware or other cyber attacks;
•
our channel partners' inability to effectively manage inventory of our products, timely resell our products or estimate expected future demand;
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

ii

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Cambium Networks Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,	March 31,
	2021	2022

ASSETS
Current assets
Cash	$59,291	$38,397
Receivables, net of allowances of $683 and $735	69,773	64,506
Inventories, net	33,777	40,210
Recoverable income taxes	860	468
Prepaid expenses	12,170	12,741
Other current assets	4,718	5,130
Total current assets	180,589	161,452
Noncurrent assets
Property and equipment, net	10,490	10,732
Software, net	5,867	6,433
Operating lease assets	5,899	5,399
Intangible assets, net	10,777	10,357
Goodwill	9,842	9,842
Deferred tax assets, net	7,604	8,978
Other noncurrent assets	1,200	1,150
TOTAL ASSETS	$232,268	$214,343
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$28,241	$16,543
Accrued liabilities	21,948	25,016
Employee compensation	16,601	6,875
Current portion of long-term external debt, net	2,489	3,138
Deferred revenues	6,880	6,964
Other current liabilities	5,981	6,273
Total current liabilities	82,140	64,809
Noncurrent liabilities
Long-term external debt, net	26,965	26,351
Deferred revenues	5,363	5,647
Noncurrent operating lease liabilities	4,112	3,574
Other noncurrent liabilities	1,551	1,554
Total liabilities	120,131	101,935
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2021 and March 31, 2022; 26,892,082 shares issued and 26,735,175 outstanding at December 31, 2021 and 27,000,204 shares issued and 26,825,097 outstanding at March 31, 2022	3	3
Additional paid in capital	124,117	126,437
Treasury shares, at cost, 156,907 shares at December 31, 2021 and 175,107 shares at March 31, 2022	(3,906)	(4,321)
Accumulated deficit	(7,378)	(8,946)
Accumulated other comprehensive loss	(699)	(765)
Total shareholders' equity	112,137	112,408
TOTAL LIABILITIES AND EQUITY	$232,268	$214,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended March 31,
	2021	2022
Revenues	$88,515	$61,896
Cost of revenues	44,345	32,730
Gross profit	44,170	29,166
Operating expenses
Research and development	11,603	12,102
Sales and marketing	10,040	10,148
General and administrative	7,529	7,665
Depreciation and amortization	1,595	1,446
Total operating expenses	30,767	31,361
Operating income (loss)	13,403	(2,195)
Interest expense, net	1,140	497
Other expense, net	42	77
Income (loss) before income taxes	12,221	(2,769)
Benefit for income taxes	(7,639)	(1,201)
Net income (loss)	$19,860	$(1,568)

Earnings (loss) per share
Basic	$0.76	$(0.06)
Diluted	$0.70	$(0.06)
Weighted-average number of shares outstanding to compute net earnings (loss) per share
Basic	26,115,615	26,749,675
Diluted	28,517,713	26,749,675

Share-based compensation included in costs and expenses:
Cost of revenues	$19	$57
Research and development	517	1,022
Sales and marketing	295	627
General and administrative	579	714
Total share-based compensation	$1,410	$2,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2022
Net income (loss)	$19,860	$(1,568)
Other comprehensive loss
Foreign currency translation adjustment	(65)	(66)
Comprehensive income (loss)	$19,795	$(1,634)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended March 31, 2021
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2020	26,035	$3	$109,837	$(1,090)	$(44,799)	$(564)	$63,387
Net income	—	—	—	—	19,860	—	19,860
Share-based compensation	—	—	1,259	—	—	—	1,259
Issuance of vested shares	121	—	—	—	—	—	—
Treasury shares withheld for net settlement	(41)	—	—	(2,011)	—	—	(2,011)
Share options exercised	184	—	1,971	—	—	—	1,971
Foreign currency translation	—	—	—	—	—	(65)	(65)
Balance at March 31, 2021	26,299	$3	$113,067	$(3,101)	$(24,939)	$(629)	$84,401

	Three Months Ended March 31, 2022
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2021	26,735	$3	$124,117	$(3,906)	$(7,378)	$(699)	$112,137
Net loss	—	—	—	—	(1,568)	—	(1,568)
Share-based compensation	—	—	2,174	—	—	—	2,174
Issuance of vested shares	94	—	—	—	—	—	—
Treasury shares withheld for net settlement	(18)	—	—	(415)	—	—	(415)
Share options exercised	14	—	146	—	—	—	146
Foreign currency translation	—	—	—	—	—	(66)	(66)
Balance at March 31, 2022	26,825	$3	$126,437	$(4,321)	$(8,946)	$(765)	$112,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months ended March 31,
	2021	2022
Cash flows from operating activities:
Net income (loss)	$19,860	$(1,568)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	863	870
Amortization of software and intangible assets	857	920
Amortization of debt issuance costs	137	77
Share-based compensation	1,410	2,420
Deferred income taxes	(6,367)	(1,373)
Provision for inventory excess and obsolescence	(709)	52
Other	(31)	81
Change in assets and liabilities:
Receivables	(11,700)	6,152
Inventories	3,236	(6,485)
Prepaid expenses	(3,099)	(578)
Accounts payable	(6,777)	(12,109)
Accrued employee compensation	(6,003)	(10,276)
Accrued liabilities	2,221	2,129
Other assets and liabilities	(1,460)	463
Net cash used in operating activities	(7,562)	(19,225)
Cash flows from investing activities:
Purchase of property and equipment	(814)	(714)
Purchase of software	(798)	(1,068)
Net cash used in investing activities	(1,612)	(1,782)
Cash flows from financing activities:
Repayment of term loan	(2,500)	—
Taxes paid from shares withheld	(1,563)	(42)
Proceeds from share option exercises	1,971	146
Net cash (used in) provided by financing activities	(2,092)	104
Effect of exchange rate on cash	(24)	9
Net decrease in cash	(11,290)	(20,894)
Cash, beginning of period	62,472	59,291
Cash, end of period	$51,182	$38,397
Supplemental disclosure of cash flow information:
Income taxes paid	$92	$116
Interest paid	$773	$95

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Business and significant accounting policies

Business

Cambium Networks Corporation (“Cambium” or “Cambium Networks” or the “Company”), incorporated under the laws of the Cayman Islands, is a holding company whose principal operating entities are Cambium Networks, Ltd. (UK), Cambium Networks, Inc. (USA), and Cambium Networks Private Limited (India). On October 28, 2011, Cambium acquired the point-to-point (“PTP”) and point-to-multi-point (“PMP”) businesses from Motorola Solutions, Inc. in an acquisition funded by investment funds affiliated with Vector Capital and Cambium Networks became the renamed entity subsequent to the acquisition. Cambium Networks completed an initial public offering of its ordinary shares and listed its ordinary shares on The NASDAQ Global Market in June 2019.

Cambium Networks Corporation and its wholly owned subsidiaries provide fixed wireless broadband and Wi-Fi networking infrastructure solutions that work for businesses, communities and cities worldwide. Cambium Networks’ radios are deployed to connect people, places and things with a unified wireless fabric that spans multiple standards and frequencies of fixed wireless and Wi-Fi, all managed centrally via the cloud. The Company’s solutions are deployed in networks by service providers, enterprises, industrial and government connectivity solutions in urban, suburban and rural environments.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Cambium Networks Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2022, and for the three-month periods ended March 31, 2021 and 2022, and the related notes are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and, in the opinion of management, reflect all adjustments, which comprise only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2022 and results of operations for the three-month periods ended March 31, 2021 and 2022 and cash flows for the three-month periods ended March 31, 2021 and 2022. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K and filed with the SEC on February 24, 2022. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full year.

Update to Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in the 2021 Form 10-K, Part II, Item 8.

Note 2. Fair value

The fair value of the Company’s external debt under its BofA Credit Agreement (as defined below) approximates its carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The fair value of the Company’s BofA Credit Agreement was $30.0 million and $30.0 million as of December 31, 2021 and March 31, 2022, respectively.

The fair value of cash approximates its carrying value (Level 1 of the fair value hierarchy)

Note 3. Balance sheet components

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	March 31,
	2021	2022
		(unaudited)
Finished goods	$31,991	$38,520
Raw materials	7,353	7,309
Gross inventory	39,344	45,829
Less: Excess and obsolete provision	(5,567)	(5,619)
Inventories, net	$33,777	$40,210

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2021	2022
		(unaudited)
Accrued goods and services	$12,278	$12,479
Accrued inventory purchases	2,218	4,591
Accrued customer rebates	7,355	7,754
Other	97	192
Accrued liabilities	$21,948	$25,016

Accrued warranty

Provisions for warranty claims are primarily related to our hardware products and are recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Three months ended March 31,
	2021	2022
		(unaudited)
Beginning balance	$1,714	$1,731
Fulfillment of assumed acquisition warranty	(216)	(34)
Provision increase, net	233	63
Ending balance	$1,731	$1,760

At March 31, 2022, $1.3 million is included in Other current liabilities and $0.5 million is included in Other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Note 4. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	March 31,
	Useful Life	2021	2022
			(unaudited)
Equipment and tooling	3 to 5 years	$29,621	$30,534
Computer equipment	3 to 5 years	3,835	3,967
Furniture and fixtures	10 years	844	839
Leasehold improvements	2 to 3 years	457	453
Total cost		34,757	35,793
Less: Accumulated depreciation		(24,267)	(25,061)
Property and equipment, net		$10,490	$10,732

Total depreciation expense was $0.9 million and $0.9 million for the three-month periods ended March 31, 2021 and 2022, respectively.

Note 5. Software

Software consisted of the following (in thousands):

		December 31, 2021			March 31, 2022
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance
					(unaudited)	(unaudited)	(unaudited)
Acquired and Software for internal use	3 to7 years	$15,855	$(14,907)	$948	$15,873	$(15,059)	$814
Software marketed for external sale	3 years	7,164	(2,245)	4,919	8,208	(2,589)	5,619
Total		$23,019	$(17,152)	$5,867	$24,081	$(17,648)	$6,433

Amortization of acquired and internal use software is computed using the straight-line method over an estimated useful life of generally three to seven years. Amortization expense recognized on acquired and internal use software is reflected in depreciation and amortization in the condensed consolidated statements of operations. Amortization expense was $0.2 million and $0.2 million for the three-month periods ended March 31, 2021 and 2022, respectively.

Amortization expense recognized on software to be sold or marketed externally was $0.1 million and $0.3 million for the three-month periods ended March 31, 2021 and 2022, respectively, and is included in cost of revenues on the condensed consolidated statements of operations.

Based on capitalized software assets at March 31, 2022, estimated amortization expense in future fiscal years is as follows (unaudited and in thousands):

Year ending December 31,	Acquired and internal use software	Software marketed for external use	Total
2022 (April - December)	$317	$1,254	$1,571
2023	229	1,857	2,086
2024	122	1,396	1,518
2025	72	1,091	1,163
2026	68	21	89
Thereafter	6	—	6
Total amortization	$814	$5,619	$6,433

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

There was no change in the carrying amount of goodwill during the three-month period ended March 31, 2022 (unaudited).

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

Qualitative assessments for the quarter did not indicate the existence of impairment indicators. Based on the operating results for the three-month period ended March 31, 2022 and other considerations, the Company believes that it is more likely than not that the enterprise value for its one reporting unit and the fair value of intangibles is still greater than their carrying values. Accordingly, no goodwill impairment indicators were present at March 31, 2022 that would necessitate an interim impairment assessment.

The useful life, gross carrying value, accumulated amortization, and net balance for each major class of definite-lived intangible assets at each balance sheet date were as follows (in thousands):

		December 31, 2021			March 31, 2022
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance
					(unaudited)	(unaudited)	(unaudited)
Unpatented technology	3 - 7 years	$14,660	$(14,555)	$105	$14,660	$(14,600)	$60
Customer relationships	5 - 18 years	19,300	(8,628)	10,672	19,300	(9,003)	10,297
Patents	7 years	11,300	(11,300)	—	11,300	(11,300)	—
Trademarks	10 years	5,270	(5,270)	—	5,270	(5,270)	—
Total		$50,530	$(39,753)	$10,777	$50,530	$(40,173)	$10,357

Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value at the end of their useful life. Intangible assets amortization expense was $0.6 million and $0.4 million for the three-month periods ended March 31, 2021 and 2022, respectively.

Based on capitalized intangible assets as of March 31, 2022, estimated amortization expense amounts in future fiscal years are as follows (unaudited and in thousands):

Year ending December 31,	Amortization
2022 (April - December)	$1,183
2023	1,498
2024	1,498
2025	1,498
2026	1,498
Thereafter	3,182
Total amortization	$10,357

Note 7. Debt

As of March 31, 2022, the Company had $30.0 million outstanding under its current term loan facility and $0.0 million outstanding under its revolving credit facility. The Company has available $45.0 million under its revolving credit facility (unaudited).

The following table reflects the current and noncurrent portions of the external debt facilities at December 31, 2021 and March 31, 2022 (in thousands):

	December 31,	March 31,
	2021	2022
		(unaudited)
Term loan facility	$30,000	$30,000
Less debt issuance costs	(546)	(511)
Total debt	29,454	29,489
Less current portion of term facility	(2,625)	(3,281)
Current portion of debt issuance costs	136	143
Total long-term external debt, net	$26,965	$26,351

Secured credit agreement

The Company is currently operating under is credit agreement entered into on November 17, 2021 with Bank of America ("BofA Credit Agreement") which provides for the provisions of loans and other financial accommodations in an aggregate principal amount of up to $75.0 million in the form of (i) a five-year term loan facility (the "Term Facility") in the amount of $30.0 million and (ii) a five-year revolving credit facility (the "Revolving Facility") in the amount of $45.0 million, including a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for swingline loans. On November 17, 2021, the Company borrowed $30.0 million as a Eurodollar Rate loan with a six (6) month interest period. Both the Term Facility and the Revolving Facility mature on November 17, 2026.

Interest accrues on the outstanding principal amount of the Term and Revolving Facilities on a quarterly basis and is equal to a base rate equal rate per annum determined by reference to the 1-month, 3-month or 6-month US Dollar LIBOR rate as selected by the Company, plus an applicable margin between 1.75% to 2.25% as determined by the Company’s performance as measured by the consolidated leverage ratio. At March 31, 2022, the applicable margin was 1.75% and the effective interest rate on the term loan was 2.44%. In addition to paying interest on the outstanding principal under the term loan facility, the Company is required to pay a quarterly commitment fee on the unutilized commitments under the revolving credit facility ranging from 0.20% to 0.25% as determined by the Company's performance as measured by the consolidated leverage ratio. The commitment fee was 0.20% at March 31, 2022. The Company is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBOR-based borrowings under the revolving credit facility on a per annum basis, payable in arrears, as well as fronting fees for the issuance of letters of credit and agency fees.

Under the BofA Credit Agreement, commencing on March 31, 2022, the Company is required to make quarterly principal payments of $0.7 million, with the remaining principal due on maturity on November 17, 2026. The principal payment of $0.7 million that was due on March 31, 2022 was paid on April 1, 2022. The Company is required to pay interest quarterly on the outstanding balance. The Company is permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the BofA Credit Agreement at any time without premium or penalty.

Maturities on the external debt outstanding at March 31, 2022 is as follows (unaudited and in thousands):

Year ending December 31,
2022 (April - December)	$2,625
2023	2,625
2024	2,625
2025	2,625
2026	19,500
Total	$30,000

Borrowings under the BofA Credit Agreement are secured by a first-priority lien on substantially all of the Company’s assets, the equity interests in the Company’s subsidiaries, and any intercompany debt. The Credit Agreement contains certain customary affirmative and negative covenants that are usual and customary for companies with similar credit ratings. As of March 31, 2022, the Company was in compliance with all affirmative and negative covenants (unaudited).

Net interest expense, including bank charges and amortization of debt issuance costs on the external debt, was $1.1 million and $0.5 million for the three-month periods ended March 31, 2021 and 2022, respectively.

Expected Discontinuation of LIBOR

In July 2017, the United Kingdom’s Financial Conduct Authority, or FCA, which regulates LIBOR, announced it will no longer compel banks to submit rates for the calculation of LIBOR after 2021. On December 31, 2021, the 1-week and 2-month US Dollar LIBOR ceased, but the remaining five US Dollar LIBOR tenors (overnight and 1-month, 3-month, 6-month and 12-month) will not cease until June 30, 2023. The base interest rate on the Company’s BofA Credit Agreement may be determined by reference to the 1-month, 3-month or 6-month US Dollar LIBOR rate, as selected by the Company. The BofA Credit Agreement matures on November 17, 2026, which is subsequent to the cessation of all tenors of the US Dollar LIBOR rate.

The Company is evaluating the potential impact of the transition from LIBOR as an interest rate bench mark to other potential alternative reference rates, including SOFR. Eurodollar loans under the BofA Credit Agreement are currently indexed to the Eurodollar Rate (the rate equivalent to LIBOR). The BofA Credit Agreement contemplates the discontinuation of LIBOR and provides that a benchmark replacement rate shall be determined by reference to other applicate rates and additionally allows for the Company to switch to a Base Rate Loan, as defined in the BofA Credit Agreement. The Company will continue to actively assess the related opportunities and risks involved in this transition.

Note 8. Employee benefit plans

The Company’s employee benefit plans currently consist of a retirement plan in the United States and a separate defined contribution plan in the UK. The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. employees that satisfy certain eligibility requirements, including requirements related to age and length of service, are eligible to participate in the Cambium Networks, Inc. 401(k) Plan. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. Under the Cambium Networks, Inc. 401(k) Plan, the Company matches 100% of employee contributions to the 401(k) plan up to a maximum amount of 4% of eligible wages, which matching contributions are subject to vesting in equal annual increments over two years of service. All contributions, including the Company match, are made in cash. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $0.6 million and $0.5 million for the three-month periods ended March 31, 2021 and 2022, respectively.

UK plan

UK employees who satisfy certain eligibility requirements are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan. Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% of eligible compensation and a company contribution rate of 5% of the employee’s basic salary. The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%. Company matching contributions vest immediately and employees are always vested in their own contributions. All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period. The total contributed by the Company under this plan was $0.1 million and $0.1 million for the three-month periods ended March 31, 2021 and 2022, respectively.

Note 9. Other expense, net

Net other expense was $0.0 million and $0.1 million for the three-month periods ended March 31, 2021 and 2022, respectively, and represents foreign exchange gains and losses.

Note 10. Share-based compensation

2019 Share incentive plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the 2019 Share Incentive Plan (“2019 Plan”). The 2019 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted share awards (“RSAs”), restricted share units (“RSUs”), other share-based awards and performance awards. The share reserve under the 2019 Plan is automatically increased on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2020 and continuing until, and including, the fiscal year ending December 31, 2029. The number of shares added annually is equal to the lowest of 1,320,000 shares, 5% of the number of the Company’s shares outstanding on the first day of such fiscal year, or an amount determined by the Board of Directors. On February 25, 2022, the Company registered 1,320,000 additional shares that may be issued under the 2019 Plan.

The Company’s employees, officers, directors, consultants, and advisors are eligible to receive awards under the 2019 Plan. Incentive share options, however, may only be granted to its employees.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the three-month period ended March 31, 2022 (unaudited):

Number of shares
Available for grant at December 31, 2021	1,853,240
Added to 2019 Share Incentive Plan	1,320,000
RSUs granted	(8,606)
Options granted	—
Shares withheld in settlement of taxes and/or exercise price	18,200
Forfeitures	4,916
Available for grant at March 31, 2022	3,187,750

Share-based compensation

The following table shows total share-based compensation expense for the three-month periods ended March 31, 2021 and 2022 (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2022
Cost of revenues	$19	$57
Research and development	517	1,022
Sales and marketing	295	627
General and administrative	579	714
Total share-based compensation expense	$1,410	$2,420

For the three-month periods ended March 31, 2021 and 2022, the Company recorded corresponding income tax benefits of $1.3 million and $0.1 million, respectively.

As of March 31, 2022, the Company estimates the pre-tax unrecognized compensation expense of $15.8 million, net of estimated forfeitures, related to all unvested share-based awards, including share options and restricted share units will be recognized through the first quarter of 2026. The Company expects to satisfy the exercise of share options and future distributions of shares for restricted share units by issuing new ordinary shares that have been reserved under the 2019 Plan.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. The Company utilized a forfeiture rate of 8.2% during the three-month period ended March 31, 2022 for estimating the forfeitures of share options and restricted share units granted.

Share options

The following is a summary of option activity for the Company’s share incentive plans for the three-month period ended March 31, 2022 (unaudited):

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2021	2,797,992	$12.64	7.9	$38,295,799
Options granted	—	$—	—	$—
Options exercised	(14,268)	$10.23	—	$—
Options forfeited	(750)	$12.00	—	$—
Outstanding at March 31, 2022	2,782,974	$12.66	7.7	$32,758,640
Options exercisable at March 31, 2022	1,505,502	$11.88	7.6	$18,253,275
Options vested and expected to vest at March 31, 2022	2,740,776	$12.64	7.7	$32,237,845

Share options typically have a contractual term of ten years from grant date.

At March 31, 2022, the aggregate intrinsic value of options exercisable under the Company’s share incentive plans was $18.3 million. The Company had 14,268 options exercised during the three-month period ended March 31, 2022.

At March 31, 2022, there was $7.5 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested share option awards. The unrecognized share-based compensation expense is expected to be recognized through the first quarter of 2025.

The fair value of options granted are estimated on the date of grant using the Black-Scholes option pricing model. The fair value of share options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of share options is estimated using the following weighted-average assumptions (unaudited):

	Three Months Ended March 31,
	2021	2022
Expected dividend yield	—	—
Risk-free interest rate	1.14%	N/A
Weighted-average expected volatility	50.9%	N/A
Expected term (in years)	6.5	N/A
Weighted average grant-date fair value per share of options granted	$21.36	N/A

For the three-month period ended March 31, 2022 the weighted-average assumptions are not applicable as there were no share options granted in the period.

Restricted shares

The following is a summary of restricted shares activity for the Company’s share incentive plan for the three-month period ended March 31, 2022 (unaudited):

	Units	Weighted average grant date fair value
RSU balance at December 31, 2021	547,343	$22.47
RSUs granted	8,606	$23.80
RSUs vested	(93,854)	$28.98
RSUs forfeited	(4,166)	$40.25
RSU balance at March 31, 2022	457,929	$21.00

During the three-month period ended March 31, 2022, 8,606 RSUs were granted under the Company’s 2019 Share Incentive Plan and 93,854 RSUs vested. The Company withheld 18,200 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of March 31, 2022, there was $8.3 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested restricted share units. The unrecognized compensation expense is expected to be recognized through the first quarter of 2026.

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”). The ESPP was effective on June 25, 2019, and the initial offering period of six-months commenced on January 1, 2021. The current offering period of six months commenced on January 1, 2022 and runs through June 30, 2022. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s ordinary shares on the first trading day of the offering period and the purchase date. The ESPP includes an annual increase to the shares available for sale on the first day of each fiscal year beginning in 2020, equal to the lesser of: 275,000 shares, 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The Company registered 267,352 additional shares on February 25, 2022.

For both the three-month periods ended March 31, 2021 and 2022, the Company recognized $0.2 million of share-based compensation expense related to the ESPP.

Note 11. Share capital - shares

The following table reflects the share capital activity (unaudited):

	Number of shares	Par value (in thousands)
Balance at December 31, 2021	26,735,175	$3
Issuance of vested shares	93,854	—
Share options exercised	14,268	—
Shares withheld for net settlement of shares issued	(18,200)	—
Balance at March 31, 2022	26,825,097	$3

As of March 31, 2022, no dividends have been declared or paid.

Note 12. Earnings per share

Basic net earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net earnings per share is computed by giving effect to all potentially dilutive ordinary share equivalents outstanding for the period. For purposes of this calculation, share options, RSUs, RSAs, and ESPP awards are considered to be ordinary share equivalents but are excluded from the calculation of diluted earnings per share when including them would have an anti-dilutive effect. The following table sets forth the computation of basic and diluted net earnings per share (unaudited and in thousands, except for share and per share data):

	Three Months Ended March 31,
	2021	2022
Numerator:
Net income (loss)	$19,860	$(1,568)
Denominator:
Basic weighted average shares outstanding	26,115,615	26,749,675
Dilutive effect of share option awards	1,948,192	—
Dilutive effect of restricted share units and restricted share awards	441,581	—
Dilutive effect of employee share purchase plan	12,325	—
Diluted weighted average shares outstanding	28,517,713	26,749,675
Net earnings (loss) per share, basic	$0.76	$(0.06)
Net earnings (loss) per share, diluted	$0.70	$(0.06)

The following outstanding shares of ordinary share equivalents were excluded from the computation of diluted net loss per share for the periods presented as including them would have had an anti-dilutive effect (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2022
Share options	4	116
Restricted shares (RSUs and RSAs)	12	252
Total	16	368

Note 13. Income taxes

The Company’s provision for income taxes is based upon the estimated annual tax rate for the year applied to federal, state and foreign income. The Company recorded a benefit for income taxes of $7.6 million and $1.2 million for the three-month periods ended March 31, 2021 and 2022, with an effective tax rate of (62.5)% and 43.4%, respectively. In the three-month period ended March 31, 2021, the effective tax rate of (62.5)% was primarily due to the Company's release of a valuation allowance against the loss carryforwards in the Company’s UK entity and tax benefits arising on employee restricted share vesting and option exercises. For the three-month period ended March 31, 2022, the effective tax rate of 43.4% did not benefit from the release of a valuation allowance, as all of the remaining valuation allowance on the UK NOL was released in the first quarter of 2021. For the three-month period ended March 31, 2022, the Company’s effective tax rate of 43.4% was different from the statutory rate of 21.0%, primarily due to tax benefits arising on Research and Development tax credits, Foreign Derived Intangible Income, and the revaluing of UK deferred tax assets at a higher future tax rate.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis.

In the first quarter of 2021, management concluded that all of the valuation allowance on the Company’s UK entity’s deferred tax assets was no longer needed. This was primarily due to a 12-quarter cumulative income through the first quarter of 2021 and the forecast of future taxable income. Accordingly, management recognized in 2021 a non-recurring tax benefit of $7.7 million related to the valuation allowance reversal. As of March 31, 2022, the Company continues to believe it is more likely than not that the net deferred tax assets will be realized by its UK entity.

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

The Company recognizes revenue when, or as, it satisfies a performance obligation by transferring control of a promised product or service to a customer. Revenue from hardware products with essential embedded software is recognized when control of the asset is transferred, which is typically at the time of shipment. Revenue from perpetual license software is recognized at the point in time that the customer is able to use or benefit from the software. Extended warranty on hardware products is a performance obligation that is satisfied over time, beginning on the effective date of the warranty period and ending on the expiration of the warranty period. The Company recognizes revenue on extended warranties on a straight-line basis over the warranty period. Revenue from software subscriptions is recognized ratably over the term in which the services are provided and the performance obligation is satisfied.

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

Disaggregation of revenues

Revenues by product category were as follows (unaudited and in thousands, except percentages):

	Three Months Ended March 31,
	2021		2022
Point-to-Multi-Point	$57,799	65%	$30,926	50%
Point-to-Point	17,476	20%	14,714	24%
Wi-Fi	12,123	14%	15,508	25%
Other	1,117	1%	748	1%
Total Revenues	$88,515	100%	$61,896	100%

The Company’s products are predominately sold through third-party distributors, and distributed through a third-party logistics provider with facilities in the United States, Netherlands and China. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations specified by its distributor customers.

Revenues by geography were as follows (unaudited and in thousands, except percentages):

	Three Months Ended March 31,
	2021		2022
North America	$54,195	61%	$28,321	46%
Europe, Middle East and Africa	18,690	21%	20,332	33%
Caribbean and Latin America	10,515	12%	5,084	8%
Asia Pacific	5,115	6%	8,159	13%
Total Revenues	$88,515	100%	$61,896	100%

Contract balances

The following table summarizes contract balances as of December 31, 2021 and March 31, 2022 (in thousands):

	December 31, 2021	March 31, 2022
		(unaudited)
Trade accounts receivable, net of allowance for credit losses	$68,788	$63,565
Deferred revenue - current	6,880	6,964
Deferred revenue - noncurrent	5,363	5,647
Refund liability	$2,516	$2,755

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

The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables. The Company’s standard credit terms with its customers are generally net 30 to 60 days. The Company had one customer representing more than 10% of trade receivables at December 31, 2021 and one customer representing more than 10% of trade receivables at March 31, 2022.

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of December 31, 2021, deferred revenue (current and noncurrent) of $12.2 million represents the Company’s remaining performance obligations, of which $6.9 million is expected to be recognized within one year, with the remainder to be recognized thereafter. As of March 31, 2022, deferred revenue (current and noncurrent) of $12.6 million represents the Company’s remaining performance obligations, of which $7.0 million is expected to be recognized within one year, with the remainder to be recognized thereafter (unaudited).

Revenue recognized during the three-month period ended March 31, 2022 which was previously included in deferred revenues as of December 31, 2021 was $2.2 million, compared to $1.7 million of revenue recognized during the three-month period ended March 31, 2021, which was previously included in deferred revenues as of December 31, 2020 (unaudited).

Cost to obtain a contract

Sales commissions are incremental costs of obtaining a contract. The Company has elected to recognize these expenses as incurred, as the amortization period of these costs is one year or less.

Note 17. Leases

The Company has operating leases for offices, vehicles and equipment. Leases with a term of 12 months or less are not recorded on the consolidated balance sheets, and are expensed on a straight-line basis over the lease term.

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

The components of lease expense were as follows and are included in general and administrative expense (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2022
Operating lease cost	$664	$609
Short-term lease cost	72	134
Variable lease costs	123	143
Total lease expense	$859	$886

Supplemental balance sheet information related to leases were as follows (in thousands, except lease term and discount rate):

	Balance Sheet Caption	December 31, 2021	March 31, 2022
			(unaudited)
Operating leases:
Operating lease assets	Operating lease assets	$5,899	$5,399
Current lease liabilities	Other current liabilities	$2,116	$2,119
Noncurrent lease liabilities	Noncurrent operating lease liabilities	$4,112	$3,574
Weighted average remaining lease term (years):
Operating leases		3.35	3.17
Weighted average discount rate:
Operating leases		6.15%	6.12%

Supplemental cash flow information related to leases were as follows (unaudited and in thousands):

	Three Months Ended March 31,
	2021	2022
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$698	$674

The Company’s current lease terms range from one to five years and may include options to extend the lease by one to four years.

Remaining maturities on lease liabilities as of March 31, 2022 is as follows (unaudited and in thousands):

Operating leases
2022 (April - December)	$1,836
2023	2,096
2024	1,079
2025	836
2026	410
Thereafter	—
Total lease payments	6,257
Less: interest	564
Present value of lease liabilities	$5,693

As of March 31, 2022, the Company does not have any leases that have not yet commenced.

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

For the three-month periods ended March 31, 2021 and 2022, the Company did not have any related party transactions to disclose (unaudited).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes thereto of Cambium Networks Corporation (“Cambium”, “we”, “our”, or “us”) included elsewhere in this Quarterly Report on Form 10-Q and with the financial statements and related notes and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed February 24, 2022. Results for the three-month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We provide fixed wireless broadband and Wi-Fi networking infrastructure solutions for network operators, including medium-sized wireless internet service providers, enterprises, mobile network operators and government agencies, communities and cities worldwide. Our scalable, reliable, and high-performance solutions enable the creation of a purpose-built wireless fabric that connects people, places and things with a unified wireless fabric that spans multiple standards and frequencies of fixed wireless and Wi-Fi, all managed centrally via the cloud, deployed indoors and outdoors. Our multi-gigabit wireless fabric offers a compelling value proposition to traditional fiber and alternative wireless solutions mobile infrastructure.

Our wireless fabric includes intelligent radios, smart antennas, radio frequency algorithms, wireless-aware switches and our on-premises or cloud-based network management software. Our embedded proprietary RF technology and software enables automated optimization of data flow at the outermost points in the network, which we refer to as the "intelligent edge". This intelligent edge offers network operators increased performance, visibility, control and management, as well as the ability to efficiently transfer large amounts of data back to enterprise data centers for fast and efficient analysis and decision-making even in conditions characterized by a high degree of interfering signals generated both within the network and from outside sources, which we refer to as noise. Our products support licensed and unlicensed spectrum, tailored for many frequency bands. We provide deep technical and operational expertise based on years of deploying networks, resulting in ease of use of our products, and all Cambium Networks solutions are backed by our global organization that provides support services tailored to meet the business needs of our end users.

We were formed in 2011 when Cambium Networks acquired the Point-to-Point, or PTP, and Point-to-Multi-Point, or PMP, businesses from Motorola Solutions. Prior to the acquisition, Motorola Solutions had invested over a decade in developing the technology and intellectual property assets that formed the foundation of our business, having launched the Canopy PMP business in 1999 and having acquired the Orthogon Systems PTP business in 2006. Following the acquisition, we renamed the business Cambium Networks and we leveraged the technology to continue to develop and offer an extensive portfolio of reliable, scalable and secure enterprise-grade fixed wireless broadband PTP and PMP platforms, Wi-Fi, switch and IIoT solutions.

We offer our fixed wireless broadband and Wi-Fi solutions in three categories:

•
PTP: We offer PTP solutions designed to operate in licensed and unlicensed spectrum from 220 MHz to 6.05 GHz and in licensed spectrum from 6-38 and 71-86 GHz. In addition, our PTP 700 operates in NATO Band IV from 4.4-5.9 GHz, as well as in the 7 GHz and 8 GHz bands, and meets stringent federal operating, performance and security standards. The mainstay of our backhaul offering is the PTP 670 for commercial applications and PTP 700 for defense and national security applications. In addition, our PTP 820 and PTP 850 series offer carrier-grade microwave backhaul in licensed spectrum, and our PTP 550 offers price-performance leadership in spectral efficiency in sub-6 GHz unlicensed spectrum. In addition to dedicated point-to-point platforms, as technology has evolved, solutions have developed that, while principally supporting point-to-multi-point architectures, also support point-to-point applications, including the 60 GHz cnWave v3000 Client Node and the ePMP Force 425. Revenues from these products are included in the PMP product category in our revenues by product category reporting, as that is their primary application.
•
PMP: Our PMP portfolio ranges from our top-of-the-line PMP 450 series to our ePMP solutions for network operators that need to optimize for both price and performance to our cnReach family of narrow-bandwidth connectivity products for industrial communications. The PMP 450 series is optimized for performance in high-density and demanding physical environments, and includes the PMP 450m with integrated cnMedusa massive multi-user multiple input multiple output, or MU-MIMO, technology. The PMP 450 product line also supports the FCC’s Citizen Broadband Radio Service, or CBRS. PMP provides a high-quality platform at a more affordable price for less demanding environments. The ePMP 3000 supports 4x4 MU-MIMO and is complemented by a broad portfolio of ePMP Force 300 subscriber radios. The FCC and other regulatory bodies around the world have begun to release the 6 GHz band, ranging from 5825 MHz to 7125 MHz, to unlicensed us in indoor and outdoor applications. We have commenced development on both the PMP 450 and the ePMP platform to take advantage of this new spectrum offering. cnRanger, our Fixed LTE solution, operates in the 2 GHz (Bands 38, 40, 41) and 3 GHz (Bands 42, 43, 48). Like the PMP 450 platform, the 3 GHz cnRanger solution supports the CRBS service, while the 2 GHz bands support the FCC’s Educational Broadband Service, or EBS, classification. cnReach products enable IIoT applications, such as supervisory control and data acquisition, or SCADA, processes in the oil and gas, electric utility, water, railroad and other industrial settings. In the fourth quarter of 2020, we began shipping our 60 GHz solution, cnWave, which enables Gbps networking using the 60 GHz band and includes Meta's Terragraph technology. We commenced commercial shipment of our fixed 5G platform, 28 GHz cnWave, operating from 24.25 to 29.50 GHz, encompassing the 3GPP 5G channels N257, N258 and N261 in March of 2022.
•
Wi-Fi: Our Wi-Fi portfolio includes our cnPilot cloud-managed Wi-Fi solutions, our cnMatrix cloud-managed wireless-aware switching solution, our Xirrus Wi-Fi solutions, and our Wi-Fi 6 portfolio of Wi-Fi 6 access points which support both cnMaestro and Xirrus XMS management. cnPilot is for indoor and outdoor enterprise, small business, and home applications and offers a range of Wi-Fi access points and RF technology that enable network optimization based on desired geographic coverage and user density. cnMatrix provides the intelligent interface between wireless and wired networks. cnMatrix’s policy-based configuration accelerates network deployment, mitigates human error, increases security, and improves reliability. Xirrus has a portfolio of high-performance enterprise Wi-Fi access points and cloud-based subscription services. In June 2020, we introduced our first Wi-Fi 6 access point, the XV3-8, which supports both cnPilot and Xirrus solutions. In January 2021, we announced our XE series, which incorporates Wi-Fi 6E, support of the 6 GHz band, and we commenced shipment in the first quarter of 2022. Additional Wi-Fi 6 access points are under development and will be released throughout 2022. In the first quarter of 2021, we introduced and began shipping the cnMatrix TX 2020R-P. The TX 2020R-P is the first in a series of switches designed specifically to support PMP and PTP fixed wireless broadband networks, incorporating the cnMatrix enterprise-class feature set and incorporating additional features and services pertinent to network operators deploying fixed wireless broadband networks. The TX 2012R-P was introduced in April of 2021 and with the December 2021 introduction of the TX 2028RF-P, we have a comprehensive portfolio of switches to support our range of PMP and PTP network operators, complimenting the EX series intended to support enterprise Wi-Fi networks.

We generate a substantial majority of our sales through our global channel distribution network, including, as of March 31, 2022, approximately 170 distributors that we sell to directly, together with over 11,200 value added resellers and system integrators supplied by these distributors for further sales to end-users. Our channel partners provide lead generation, pre-sales support and product fulfillment, and with professional services for network design, installation, commissioning and on-going field support. Although we fulfill sales almost exclusively through our channel partners, through our global sales team we engage directly with network operators in our key vertical markets including service providers, enterprises, industrials, defense and national security entities, and state and local governments. Our sales team responds to bids or requests for quotes, typically in collaboration with a channel partner. Our distributors carry inventory of our products for resale, and generally have stock rotation rights only if they simultaneously place an off-setting order for product. As such, we generally recognize revenue from sales to distributors on a sell-in basis, and manage our finished goods inventory to plan for distributor demand.

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

Trends impacting our business

Component shortages and increased freight costs

We remain constrained by the global component part shortages, particularly the shortage in available semiconductor chipsets and related components, as the global integrated circuit supply is under pressure as demand surpasses supply capacity, causing foundries to allocate existing supply among their customers. Near term supply chain constraints have continued and in some areas worsened. These supply constraints are occurring at a time of increasing demand for us and others globally, further exacerbating the supply constraint. As a result, we are experiencing increased lead times for the supply of many of our products, impacting our ability to timely supply our customers. In particular, semiconductor chips and merchant silicon and related semiconductor parts are currently in high demand with limited supply, which is resulting in significantly longer than usual lead times and increased costs for these components. We have encountered, and are likely to continue to encounter, shortages and delays in obtaining these and other components, and this could have a material adverse effect on our ability to meet customer orders. Shortages are expected throughout 2022. In addition, such shortages or delays are resulting in increased component and delivery costs, as suppliers raise the cost of components. We have also experienced price increases in base commodities, impacting component pricing generally and in particular for electromechanical commodities. These component shortages and increases in costs have impacted, and are expected to continue to impact, our sales and revenues, and our gross margins and net income. In addition, if we are required to continue to make prepayments to our suppliers to procure inventory, this could further reduce working capital.

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

COVID-19

The impact of the COVID-19 pandemic, and the disruption to our business and operations as well as the operations of our customers and suppliers, increased over the first quarter of 2022, as China experienced an increase in COVID-19 cases resulting in government shutdowns in Shenzhen, where the Company has some third-party manufacturers, and in Shanghai, where the Company has distribution and warehouse facilities. As a result of these shutdowns, the Company experienced, and is expected to continue to experience, delays in manufacturing, particularly of certain Wi-Fi and ePMP products, and in distribution and warehousing of our products, as well as an increase in costs as the Company deploys alternative methods of distribution. These shutdowns negatively impacted our manufacturing supply as well as our ability to ship finished products to our customers. If these shutdowns continue or increase, our revenues and results of operations will continue to be negatively impacted.

The extent of the continued impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, government shutdowns particularly in China, and related restrictions on travel and transportation and other actions that may be taken by governmental authorities and the impact to the business of our suppliers or customers, all of which are uncertain and cannot be predicted.

With respect to liquidity, we believe our balance sheet will provide us the necessary capital to navigate the COVID-19 pandemic. During 2021, we continued to enforce several initiatives to conserve cash and optimize profitability, including limiting discretionary spending, eliminating non-essential travel, delaying or reducing hiring activities, and deferring certain discretionary capital expenditures. In the first quarter of 2022, we saw a recovery of limited business travel to support our partners, customers and suppliers, and we expect continued recovery throughout 2022.

Impact of war in Ukraine

As a result of the invasion of Ukraine by Russia, and the subsequent sanctions imposed by the governments of the United States, England and the European Union, among others, against Russia, Belarus, the Donetsk People's Republic (DNR) and Luhansk People's Republic (LNR) regions of Ukraine (to complement the existing sanctions in Crimea), certain Russian banks and certain named individuals, the Company has ceased the sale of its products, services and technology in these regions, resulting in an adverse impact to our revenues. If the sanctions continue or increase, or if tensions with Russia escalate, the Company may continue to experience general business uncertainty that negatively impacts demand in several of our markets and may adversely impact the business of our suppliers or customers, all of which are uncertain and cannot be predicted.

Digital transformation and new product introductions

While enterprises and governments continue to look to digital transformation to improve operations by harnessing new technologies, software and applications, our revenues have been impacted by the component shortages and freight and logistics delays referenced above, impacting our ability to manufacture and ship products according to orders. Enterprises seek to gain analytics and improve security and risk, while governments seek to connect more of the unconnected, including people, places (such as schools and government buildings) and things (such as meters, valves, doors, cameras), as well as to enable digital education, digital economy and digital currency. Each of these digital transformation objectives are underpinned by the need for increased connectivity, as employees, customers and others must be able to access the enterprise network securely from anywhere. As a result, we continue to see increased interest in connection with our wireless broadband solutions for customers accessing the CBRS band where we have benefitted from investments we have made over the past few years in fixed wireless infrastructure technologies in such areas as PMP, including CBRS-compatible products in the U.S. We have also seen increases in interest from our new opportunities such as gigabit wireless solutions with our 60 GHz cnWave millimeter wave products, our enterprise Wi-Fi 6, and cloud-enabled wireless switching products which enable higher speed connectivity (gigabits per second) and can be very rapidly deployed with a lot of flexibility to keep pace with the network demand these digital transformations are presenting. In the U.S., the first phase of the Rural Digital Opportunity Fund, or RDOF, launched by the Federal Communications Commission, or FCC, is expected to accelerate the provision of high-speed broadband service to millions of underserved communities in the U.S. over the next ten years, as well as the Infrastructure Investment and Jobs Act and other national and state funded initiatives to extend and expand broadband access to citizens and businesses.

International trade

A substantial portion of our Wi-Fi products are manufactured in China, and over the first quarter of 2022 we were impacted by government shutdowns due to rising COVID-19 cases in China, including shutdowns impacting our third-party manufacturers as well as shutdowns to our third-party distribution and logistics provider, impacting our ability to ship products to our customers. In addition, we continue to monitor tensions between the U.S. and China and their potential impact on our ability to produce and ship our products. Should tensions escalate, our ability to manufacture our products in China could be affected, causing disruption in our supply chain, and requiring us to seek other sources of supply, as well as other locations from which to distribute our products.

Financial results for the three-month period ended March 31, 2022

•
Total revenue was $61.9 million, a decrease of 30.1% year-over-year
•
Gross margin was 47.1%
•
Total costs of revenues and operating expenses were $64.1 million
•
Operating loss was $2.2 million
•
Net loss was $1.6 million

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

Research and development

In addition to personnel-related costs, research and development expense consists of costs associated with design and development of our products, product certification, travel and recruiting. We generally recognize research and development expense as incurred. For certain of our software projects under development, we capitalize the development cost during the period between determining technological feasibility of the product and commercial release. We amortize the capitalized development cost upon commercial release, generally over three years, which is included in cost of revenues. We typically do not capitalize costs related to the development of first-generation product offerings as technological feasibility generally coincides with general availability of the software. In 2022, we expect research and development costs to continue to increase as COVID restrictions are lifted and we increase the size of our research and development organization as we continue to invest in our future products and services.

Sales and marketing

In addition to personnel costs for sales, marketing, service and product line management personnel, sales and marketing expense consists of our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, national and local regulatory approval on our products, travel and entertainment, and recruiting. In 2022, we expect sales and marketing expense to continue to increase as COVID restrictions are lifted and we increase the size of our sales, marketing, service, and product line management organization in support of our growth, conduct and attend in person marketing events, and, in particular, as we continue to expand our global distribution network.

General and administrative

In addition to personnel costs, general and administrative expense consists of professional fees, such as legal, audit, accounting, information technology and consulting costs, insurance, facilities and other supporting overhead costs. We expect general and administrative expense to remain flat as we continue to enforce several initiatives to conserve cash and improve profitability.

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

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations (in thousands):

	Three months ended March 31,
(in thousands)	2021	2022
Statements of Operations Data:
Revenues	$88,515	$61,896
Cost of revenues	44,345	32,730
Gross profit	44,170	29,166
Operating expenses
Research and development	11,603	12,102
Sales and marketing	10,040	10,148
General and administrative	7,529	7,665
Depreciation and amortization	1,595	1,446
Total operating expenses	30,767	31,361
Operating income (loss)	13,403	(2,195)
Interest expense, net	1,140	497
Other expense, net	42	77
Income (loss) before income taxes	12,221	(2,769)
Benefit for income taxes	(7,639)	(1,201)
Net income (loss)	$19,860	$(1,568)

	Three months ended March 31,
	2021	2022
Percentage of Revenues:
Revenues	100.0%	100.0%
Cost of revenues	50.1%	52.9%
Gross margin	49.9%	47.1%
Operating expenses
Research and development	13.1%	19.5%
Sales and marketing	11.4%	16.4%
General and administrative	8.5%	12.4%
Depreciation and amortization	1.8%	2.3%
Total operating expenses	34.8%	50.6%
Operating income (loss)	15.1%	(3.5)%
Interest expense, net	1.3%	0.8%
Other expense, net	0.0%	0.1%
Income (loss) before income taxes	13.8%	(4.4)%
Benefit for income taxes	(8.6)%	(1.9)%
Net income (loss)	22.4%	(2.5)%

Comparison of three-month period ended March 31, 2021 to the three-month period ended March 31, 2022

Revenues

	Three months ended March 31,		Change
(dollars in thousands)	2021	2022	$	%
Revenues	$88,515	$61,896	$(26,619)	(30.1)%

Revenues decreased $26.6 million, or 30.1%, to $61.9 million for the three-month period ended March 31, 2022 from $88.5 million for the three-month period ended March 31, 2021, with the largest decrease in our point-to-multi-point product category. Revenues for the three-month period ended March 31, 2022 were negatively impacted by global supply and distribution constraints affecting the procurement and shipment of products, namely the Chinese government COVID lockdown in Shenzhen which impacted manufacturing during the middle of March, and a lockdown in Shanghai during the last two weeks in March which closed our distribution and warehousing facility. Although revenues decreased, we continue to increase in the number of channel partners, which consists of over 11,200 channel partners as of March 31, 2022.

Revenues by product category

	Three months ended March 31,		Change
(dollars in thousands)	2021	2022	$	%
Point-to-Multi-Point	$57,799	$30,926	$(26,873)	(46.5)%
Point-to-Point	17,476	14,714	(2,762)	(15.8)%
Wi-Fi	12,123	15,508	3,385	27.9%
Other	1,117	748	(369)	(33.0)%
Total revenues by product category	$88,515	$61,896	$(26,619)	(30.1)%

Point-to-Multi-Point

Our PMP revenues decreased $26.9 million, or 46.5%, from the three-month period ended March 31, 2021 to 2022, and represented 65% and 50% of our total revenues over the same periods, respectively. Decreases in point-to-multi-point revenues in North America drove most of the decline as supply constraints due to the lockdowns in China negatively impacted our ability to procure and ship product.

Point-to-Point

PTP revenues decreased $2.8 million, or 15.8%, from the three-month period ended March 31, 2021 to 2022 mostly driven by decreased sales in North America as a result of lower demand for backhaul products.

Wi-Fi

Wi-Fi revenues increased $3.4 million, or 27.9%, from the three-month period ended March 31, 2021 to 2022. Wi-Fi revenues improved in our Europe, Middle East, Africa and Asia Pacific regions with new Wi-Fi 6 and switching products benefitting the portfolio. However, Wi-Fi revenues were negatively impacted in the first quarter of 2022 due to the lockdowns in China impacting our ability to procure and ship product along with the continued semiconductor and other component shortages.

Revenues by geography

	Three months ended March 31,		Change
(dollars in thousands)	2021	2022	$	%
North America	$54,195	$28,321	$(25,874)	(47.7)%
Europe, Middle East, Africa	18,690	20,332	1,642	8.8%
Caribbean and Latin America	10,515	5,084	(5,431)	(51.7)%
Asia Pacific	5,115	8,159	3,044	59.5%
Total revenues by geography	$88,515	$61,896	$(26,619)	(30.1)%

Revenues decreased in North America and Caribbean and Latin America regions, with increased revenues in Europe, Middle East, Africa and Asia Pacific from the three-month period ended March 31, 2021 to March 31, 2022. All regions were impacted by supply constraints due to the lockdown in China, negatively impacting our manufacturing as well as our distribution and warehousing facilities. North America revenues decreased $25.9 million, or 47.7%, primarily due to supply constraints impacting PMP revenues along with lower PTP revenues driven by lower demand for backhaul products. Caribbean and Latin America revenues decreased $5.4 million, or 51.7%, mostly due to lower PMP revenues. Europe, Middle East, Africa revenues grew by $1.6 million, or 8.8%, mostly related to higher Wi-Fi revenues. Asia Pacific revenues increased $3.0 million, or 59.5%, mostly due to higher PTP revenues along with higher Wi-Fi revenues as a result of increased and larger sales.

Cost of revenues and gross margin

	Three months ended March 31,		Change
(dollars in thousands)	2021	2022	$	%
Cost of revenues	$44,345	$32,730	$(11,615)	(26.2)%
Gross margin	49.9%	47.1%		(280) bps

Cost of revenues decreased $11.6 million, or 26.2%, to $32.7 million for the three-month period ended March 31, 2022 from $44.3 million for the three-month period ended March 31, 2021. The decrease in cost of revenues was primarily due to decreased revenues. In addition, cost of revenues was impacted by higher duty and freight costs as a result of material shortages and COVID-19 surcharges, as well as increases in freight and logistics charges as a result of cost increases due to container shortages, use of other distribution, shipment and transportation modes, and increases in costs by logistics and freight providers to meet the high global demand.

Gross margin decreased to 47.1% for the three-month period ended March 31, 2022 from 49.9% for the three-month period ended March 31, 2022. The decrease reflects higher production costs due to increases in component charges as a result of component shortages and increases in component costs, and higher logistics costs to meet demand, including costs of alternative distribution, shipment and transportation modes as a result of government shutdowns in China.

Operating expenses

	Three months ended March 31,		Change
(dollars in thousands)	2021	2022	$	%
Research and development	$11,603	$12,102	$499	4.3%
Sales and marketing	10,040	10,148	108	1.1%
General and administrative	7,529	7,665	136	1.8%
Depreciation and amortization	1,595	1,446	(149)	(9.3)%
Total operating expenses	$30,767	$31,361	$594	1.9%

Research and development

Research and development expense increased $0.5 million, or 4.3%, to $12.1 million for the three-month period ended March 31, 2022 from $11.6 million for the three-month period ended March 31, 2021. As a percentage of revenues, research and development expenses increased to 19.5% in 2022 from 13.1% in 2021 over the same period. The increase in research and development expense was primarily due to $0.5 million higher share-based compensation expense due to employee equity awards issued at the end of the first quarter of 2021 and $0.4 million higher payroll-related costs due to increased headcount. The increase was also driven by $0.4 million higher engineering material costs and $0.3 million higher contractor spend as projects ramp in 2022, offset by lower variable compensation expense of $1.2 million due to lower financial performance.

Sales and marketing

Sales and marketing expense increased $0.1 million, or 1.1%, to $10.1 million for the three-month period ended March 31, 2022 from $10.0 million for the three-month period ended March 31, 2021. As a percentage of revenues, sales and marketing expense increased to 16.4% in 2022 from 11.4% in 2021 over the same period. The slight increase in sales and marketing expense was primarily due to $0.3 million higher share-based compensation expense and $0.3 million higher payroll-related costs due to higher headcount. The increase was also driven by $0.2 million higher marketing-related spend due to increased trade show and marketing-related spend and $0.2 million higher travel-related spend as restrictions on travel and conferences imposed by the COVID-19 pandemic are lessening in parts of the world. These increases were mostly offset by $0.9 million lower variable compensation expense due to lower financial performance.

General and administrative

General and administrative expense increased $0.2 million, or 1.8%, to $7.7 million for the three-month period ended March 31, 2022 from $7.5 million for the three-month period ended March 31, 2021. As a percentage of revenues, general and administrative expense increased to 12.4% in 2022 from 8.5% in 2021 over the same period. The slight increase in general and administrative expense was primarily due to $0.2 million higher payroll-related costs due to headcount additions along with $0.2 million of higher business tax expense, $0.1 million higher share-based compensation expense and $0.1 million higher legal fees. These increases were mostly offset by $0.5 million lower variable compensation expense due to lower financial performance.

Depreciation and amortization

Depreciation and amortization expense decreased $0.2 million, or 9.3%, to $1.4 million for the three-month period ended March 31, 2022 from $1.6 million for the three-month period ended March 31, 2021. The decrease in depreciation and amortization was primarily driven by the amortization of finite-lived intangibles being fully amortized in the fourth quarter of 2021.

Interest expense, net

	Three months ended March 31,		Change
(dollars in thousands)	2021	2022	$	%
Interest expense, net	$1,140	$497	$(643)	(56.4)%

Interest expense decreased $0.6 million, or 56.4%, to $0.5 million for the three-month period ended March 31, 2022 from $1.1 million for the three-month period ended March 31, 2021. The decrease was primarily due to a reduction in the interest rate on the term loan from 5.5% to 2.22% along with lower term loan principal balance as a result of the excess cash flow payment of $19.6 million made in May 2021.

Other expense, net

	Three months ended March 31,		Change
(dollars in thousands)	2021	2022	$	%
Other expense, net	$42	$77	$35	83.3%

Other expense, net changed from $0.0 million for the three-month period ended March 31, 2021 to $0.1 million for the three-month period ended March 31, 2022, primarily due to foreign currency fluctuations.

Provision for income taxes

	Three months ended March 31,		Change
(dollars in thousands)	2021	2022	$	%
Benefit for income taxes	$(7,639)	$(1,201)	$6,438	(84.3)%
Effective income tax rate	(62.5)%	43.4%

Our benefit for income taxes was $1.2 million for the three-month period ended March 31, 2022 and $7.6 million for the three-month period ended March 31, 2021. The effective income tax rates were 43.4% and (62.5)% over the same periods, respectively, and reflect the application of our expected annual tax rate to pre-tax results for each of the periods as well as discrete tax impacts that arise during the periods. In the three-month period ended March 31, 2021, the effective income tax rate of (62.5)% was primarily due to the release of a valuation allowance against the loss carryforwards in our UK entity and tax benefits arising on employee restricted share vesting and option exercises. For the three-month period ended March 31, 2022, our effective income tax rate of 43.4% was different from the statutory rate of 21.0% primarily due to tax benefits arising on Research and Development tax credits, Foreign Derived Intangible Income, and revaluing of UK deferred tax assets at a higher future tax rate.

Liquidity and Capital Resources

As of March 31, 2022, we had a cash balance of $38.4 million. Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures. We believe these needs will be satisfied over at least the next 12 months using existing cash and using cash flow generated by our operations. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We expect to regularly assess market conditions and may take measures, including raising additional equity or incurring additional debt if and when our board of directors determines that doing so is in our best interest.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

Cash flows from operating activities

	Three months ended March 31,
	2021	2022
Cash used in operating activities	$(7,562)	$(19,225)
Cash used in investing activities	$(1,612)	$(1,782)
Cash (used in) provided by financing activities	$(2,092)	$104

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

Net cash used in operating activities for the three-month period ended March 31, 2022 of $19.2 million consisted primarily of net loss of $1.6 million, share-based compensation expense of $2.4 million and adjustments for depreciation and amortization and other non-cash impacts of $2.0 million along with an increase in deferred tax assets of $1.4 million and changes in operating assets and liabilities that resulted in net cash outflows of $20.7 million. The changes in operating assets and liabilities consisted primarily of a $12.1 million decrease in accounts payable as a result of timing of purchases and payments, a $10.3 million decrease in accrued employee compensation primarily due to the payment of the 2021 corporate bonus net of the 2022 corporate bonus accrual and $6.5 million increase in inventories due to lower revenue growth. This was partially offset by $6.2 million lower receivables due to lower sales in the first quarter of 2022 and $2.1 million higher accrued liabilities primarily related to inventory in transit.

Cash flows from investing activities

Our investing activities for all periods presented consisted of capital expenditures for property, equipment and software in support of the growth of our business.

Cash flows from financing activities

During the three-month period ended March 31, 2021, net cash used of $2.1 million was primarily due to $2.5 million repayment of principal due under the prior Silicon Valley Bank term loan facility, $1.6 million taxes paid from shares withheld in net settlement of shares, offset by $2.0 million of proceeds received from share option exercises.

During the three-month period ended March 31, 2022, net cash provided of $0.1 million was primarily due to proceeds received of $0.1 million from the exercise of share options offset by $42 thousand for taxes paid from shares withheld in net settlement of taxes due on vesting of restricted shares issued to our employees.

Debt

As of March 31, 2022, we had $30.0 million outstanding on our term credit facility and had $45.0 million available under our revolving credit facility with Bank of America. The effective interest rate on the term credit facility at March 31, 2022 was 2.44%. Commencing on March 31, 2022, we had scheduled quarterly principal payments of $0.7 million due under the facility. The March 31, 2022 scheduled principal payment was made on April 1, 2022. Our term loan facility matures on November 17, 2026, at which time the outstanding principal will be due. Refer to Note 7 – Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Contractual Obligations and Commercial Commitments

For the three-month period ended March 31, 2022, there has been no material change to the contractual obligations and commercial commitments disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

During the three-month period ended March 31, 2022, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, filed on February 24, 2022, for a more complete discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three-month period ended March 31, 2022. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

We do not hold any cash in any investment accounts and all cash is deposited with financial institutions that management believes are of high credit quality. The Company’s cash consists primarily of U.S. dollar denominated demand accounts.

We had $30.0 million of debt outstanding on our term loan facility and $0.0 million of debt outstanding on our revolving credit facility as of March 31, 2022 under our BofA Credit Agreement. The Company is exposed to interest rate risk from fluctuations in the US Dollar London Interbank Offered Rate, or LIBOR, that is a component of the interest rate used to calculate interest expense on the debt. Interest accrues on the outstanding principal amount of the term loan on a quarterly basis and is equal to the selected rate per annum determined by reference to the 1-month, 3-month or 6-month US Dollar LIBOR rate as selected by the Company, plus an applicable margin between 1.75% and 2.25% as determined by our financial performance as measured by the consolidated leverage ratio. At March 31, 2022, the applicable margin was 1.75% and the effective interest rate on the term loan was 2.44%. A hypothetical 100-basis point increase in interest rates, and assuming a constant applicable margin, would result in an additional $0.3 million in interest expense related to the external debt per year.

In July 2017, the head of the United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, announced it will no longer compel banks to submit rates for the calculation of LIBOR after 2021. On December 31, 2021, the 1-week and 2-month US Dollar LIBOR rates ceased, but the remaining five US Dollar LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) will not cease until June 30, 2023. The Company's current term loan with Bank of America was borrowed as a Eurodollar loan which is indexed to the Eurodollar Rate (the rate equal to LIBOR). The BofA Credit Agreement matures on November 17, 2026, which is after the cessation of all tenors of the US Dollar LIBOR rate. The BofA Credit Agreement contemplates the discontinuation of LIBOR and provides that a benchmark replacement rate shall be determined by reference to other applicable rates and additionally allows the Company to switch to a Base Rate loan, as defined in the BofA Credit Agreement. The Company will continue to actively assess the related opportunities and risks involved in this transition.

For a discussion of current market conditions resulting from the business shut downs and other restrictions resulting from government efforts to combat the impact of the COVID-19 pandemic, refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Part II, Item 1A, “Risk Factors”.

There have been no other material changes in our market risk since December 31, 2021.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

For additional information, see Note 14 – Commitments and contingencies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Part I, Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 except as discussed below. Additional risk and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

The invasion of Ukraine by Russia and the resulting sanctions by governments against Russia, Belarus and certain regions of Ukraine could adversely affect our business, financial condition and results of operations.

On February 24, 2022, Russia invaded Ukraine, following its February 21, 2022, recognition of the Donetsk People's Republic (DNR) and the Luhansk People's Republic (LNR). As a result of Russia’s military action in the region, the United States, the United Kingdom, the European Union, Canada, Switzerland, and Japan among other countries, have imposed several sanctions against Russia, Belarus, the DNR and LNR regions of the Ukraine (to complement the existing sanctions in Crimea), certain Russian banks and certain named individuals. Although we cannot predict the length, impact or outcome of the ongoing military conflict in Ukraine, the conflict may lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

As a result of the sanctions imposed by the United States, United Kingdom and European Union, including sanctions imposing additional export restrictions on select products, we are no longer able to sell or distribute our products or services to the DNR, LNR or Crimea regions of Ukraine, and are very limited in our ability to sell or distribute our products, including hardware and software, or supply services to Russia or Belarus. We cannot predict how long these restrictions will continue. These actions will have an adverse impact on our revenues and results of operations. In addition, the situation is rapidly evolving, and additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries may be imposed. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

In addition, we retain contractors in Ukraine to provide engineering design services for select products. If these contractors are unable to continue providing such engineering design services, our ability to release new or enhanced products may be adversely impacted, curtailed or delayed. If we are unable to release new or updated versions of these products, our sales may be adversely impacted, we may be unable to keep up with advances in technology or functionality, and we may lose customers to competitors who are able to release technologically advanced products, which could adversely affect our business, financial condition and results of operations.

We face risks related to actual or threatened health epidemics and other outbreaks, which could significantly disrupt our manufacturing, sales and other operations.

Our business has been and may continue to be adversely impacted by the effects of a widespread outbreak of contagious disease, such as COVID-19. The COVID-19 pandemic has and could continue to impact our supply operations; for example, due to recent outbreaks of COVID-19 in China, regions where we manufacture some of our products in China have been shut down, causing an inability to manufacture our products and a reduction in the capacity of our supply chain. In addition, closures by the Chinese government in Shanghai have resulted in closures of our third-party logistics and warehousing supplier, adversely impacting our ability to ship product. These shutdowns in China have, and may continue to, adversely impact our revenues, business, financial condition and results of operations. If continued shutdowns cause any of our suppliers to cease operating, we may have to move production to an alternate supplier, and as a result, we have sought and may continue to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us and from our supply chain and subsequently to our customers. In addition, constraints on supply operations as a result of COVID-19 have resulted and could continue to result in component part shortages due to global capacity constraints, such as the current global capacity constraint we are facing in the supply of component parts, particularly of chipsets and other semiconductor components, further impacting our ability to manufacture our products and meet demand. These restrictions and shortages have and may continue to cause lead times for our products to increase, making it difficult to meet demand.

In an effort to halt the outbreak of COVID-19, if China or other governments continue to place significant restrictions on travel, leading to extended business closures, such as the recent closures at our third-party manufacturers in China, our business will be adversely impacted. Our suppliers and third-party manufacturers could continue to be disrupted by worker absenteeism, quarantines, office and factory closures, and shutdowns could continue to lead to disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions and such restrictions could spread to other locations where we outsource manufacture or distribution of our products if the virus and its variants continues to spread or resurge. Our supply chain operations have been and could continue to be affected or curtailed by the outbreak of COVID-19.

Any future pandemic could have a similar impact on our supply chain, which would adversely affect our business, operations and customer relationships. We may need to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us from our supply chain and subsequently to our customers. Further, if our distributors’ or end user customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.

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

We require third-party components, including components from limited or sole source suppliers, to build our products. The unavailability of these components has and could continue to substantially disrupt our ability to manufacture our products and fulfill sales orders.

We rely on third-party components to build our products, and we generally rely on our third-party manufacturers to obtain the components necessary for the manufacture of our products. If we underestimate our requirements or our third-party suppliers are not able to timely deliver components, our third-party manufacturers may have inadequate materials and components required to produce our products. This could result in an interruption in the manufacture of our products, delays in shipments and deferral or loss of revenues.

We currently are, and will likely continue to experience shortages in available supply of required components, as well as an increase in the costs of components. For example, as a result of increased global demand for some components used in our products, particularly semiconductor-related components and including components provided by Qualcomm, foundries have experienced capacity shortages and have responded by allocating existing supply among their customers, including us. This capacity shortage, brought in part by shutdowns due to COVID-19 and in part by an increased global demand, has resulted in supply shortages that have caused increased lead times for many of our products and an increase in cost to manufacture our products. In addition, a global increase in demand for bandwidth has resulted in additional demand for products such as ours. Unpredictable price increases for such components has also occurred and may continue. We and our third-party manufacturers generally rely on purchase orders rather than long-term contracts with suppliers of required components. As a result, our third-party manufacturers have not been able to secure sufficient components, or at reasonable prices or of acceptable quality to build our products in a timely manner, adversely impacting our ability to meet demand for our products, and these constraints are expected to continue. As a result, we have and may need to continue to build inventory, increasing our costs and our use of cash. In addition, if our component suppliers cease manufacturing needed components, we could be required to redesign our products to incorporate components from alternative sources or designs, a process which would cause significant delays in the manufacture and delivery of our products.

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

Our third-party manufacturers predominantly operate outside of the U.S. causing us to face risks to our business based on changes in tariffs, trade barriers, export regulations, political conditions and contractual restrictions. For example, our cost of goods in the Wi-Fi and switch products, as well as most of our ePMP products, has been adversely affected by U.S. tariffs on goods produced for us in China and later imported into the United States. Our products manufactured in China and elsewhere have and may continue to be adversely affected by the outbreak of diseases such as COVID-19, as a result of government shutdowns or other restrictions on our manufacturing processes by our third-party manufacturers in China as well as on our third party logistics and warehousing supplier, impacting our ability to distribute products from our distribution centers. Products that we have manufactured for us in China, Mexico, and elsewhere may also be subject to any uncertainty of trade relations between such countries and the United States, which could cause the cost of our products manufactured there to rise, or result in our inability to continue to manufacture in such country, resulting in a need to find alternative sources of manufacture, which could result in the delay of manufacture and supply of our products, increase our cost of manufacture, and cause a delay in our shipments to customers and a delay or cancellation of orders. If tensions between the United States and China increase, or if the United States or the United Kingdom or other countries impose restrictions or sanctions on our ability to do business in China or elsewhere, our ability to manufacture and distribute our products and our future operating results and financial condition could be materially affected to the extent any of these actions occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.39*+	Offer Letter, dated as of April 10, 2022, between Cambium Networks, Inc. and Andrew Bronstein
10.40*+	Separation Agreement, dated as of April 27, 2022, between Cambium Networks, Inc. and Stephen Cumming
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cambium Networks Corporation

Date: May 6, 2022	By:	/s/ Atul Bhatnagar
Atul Bhatnagar
President and Chief Executive Officer

Date: May 6, 2022	By:	/s/ Andrew Bronstein
Andrew Bronstein
Chief Financial Officer