Form 10-Q
period 2022-06-30
Cambium Networks Corp
filed 2022-08-05
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 26,964,218 shares of ordinary shares, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Cambium Networks Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,	June 30,
	2021	2022
		(unaudited)
ASSETS
Current assets
Cash	$59,291	$45,929
Receivables, net of allowances of $683 and $731	69,773	79,538
Inventories, net	33,777	47,442
Recoverable income taxes	860	280
Prepaid expenses	12,170	3,980
Other current assets	4,718	5,251
Total current assets	180,589	182,420
Noncurrent assets
Property and equipment, net	10,490	10,929
Software, net	5,867	6,847
Operating lease assets	5,899	4,938
Intangible assets, net	10,777	9,938
Goodwill	9,842	9,842
Deferred tax assets, net	7,604	8,897
Other noncurrent assets	1,200	1,089
TOTAL ASSETS	$232,268	$234,900
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$28,241	$28,096
Accrued liabilities	21,948	29,129
Employee compensation	16,601	5,580
Current portion of long-term external debt, net	2,489	3,152
Deferred revenues	6,880	7,269
Other current liabilities	5,981	6,388
Total current liabilities	82,140	79,614
Noncurrent liabilities
Long-term external debt, net	26,965	25,715
Deferred revenues	5,363	6,796
Noncurrent operating lease liabilities	4,112	3,051
Other noncurrent liabilities	1,551	1,572
Total liabilities	120,131	116,748
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2021 and June 30, 2022; 26,892,082 shares issued and 26,735,175 outstanding at December 31, 2021 and 27,152,434 shares issued and 26,964,218 outstanding at June 30, 2022	3	3
Additional paid in capital	124,117	130,430
Treasury shares, at cost, 156,907 shares at December 31, 2021 and 188,216 shares at June 30, 2022	(3,906)	(4,512)
Accumulated deficit	(7,378)	(6,624)
Accumulated other comprehensive loss	(699)	(1,145)
Total shareholders' equity	112,137	118,152
TOTAL LIABILITIES AND EQUITY	$232,268	$234,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenues	$92,709	$69,296	$181,224	$131,192
Cost of revenues	46,617	35,857	90,962	68,587
Gross profit	46,092	33,439	90,262	62,605
Operating expenses
Research and development	12,617	10,576	24,220	22,678
Sales and marketing	9,718	10,579	19,758	20,727
General and administrative	7,896	8,085	15,425	15,750
Depreciation and amortization	1,564	1,534	3,159	2,980
Total operating expenses	31,795	30,774	62,562	62,135
Operating income	14,297	2,665	27,700	470
Interest expense, net	1,316	407	2,456	904
Other expense (income), net	79	(371)	121	(294)
Income (loss) before income taxes	12,902	2,629	25,123	(140)
Provision (benefit) for income taxes	1,385	307	(6,254)	(894)
Net income	$11,517	$2,322	$31,377	$754

Earnings per share
Basic	$0.44	$0.09	$1.20	$0.03
Diluted	$0.40	$0.08	$1.09	$0.03
Weighted-average number of shares outstanding to compute net earnings per share
Basic	26,365,207	26,836,853	26,241,101	26,793,505
Diluted	28,909,348	27,588,772	28,730,225	27,917,728

Share-based compensation included in costs and expenses:
Cost of revenues	$50	$50	$69	$107
Research and development	842	1,011	1,359	2,033
Sales and marketing	539	578	834	1,205
General and administrative	667	878	1,246	1,592
Total share-based compensation	$2,098	$2,517	$3,508	$4,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Net income	$11,517	$2,322	$31,377	$754
Other comprehensive loss
Foreign currency translation adjustment	(19)	(380)	(84)	(446)
Comprehensive income	$11,498	$1,942	$31,293	$308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended June 30, 2021
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at March 31, 2021	26,299	$3	$113,067	$(3,101)	$(24,939)	$(629)	$84,401
Net income	—	—	—	—	11,517	—	11,517
Share-based compensation	—	—	1,916	—	—	—	1,916
Issuance of ordinary shares under ESPP	39	—	1,164	—	—	—	1,164
Issuance of vested shares	40	—	—	—	—	—	—
Treasury shares withheld for net settlement	(3)	—	—	(175)	—	—	(175)
Share options exercised	128	—	1,374	—	—	—	1,374
Foreign currency translation	—	—	—	—	—	(19)	(19)
Balance at June 30, 2021	26,503	$3	$117,521	$(3,276)	$(13,422)	$(648)	$100,178

	Six Months Ended June 30, 2021
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2020	26,035	$3	$109,837	$(1,090)	$(44,799)	$(564)	$63,387
Net income	—	—	—	—	31,377	—	31,377
Share-based compensation	—	—	3,175	—	—	—	3,175
Issuance of ordinary shares under ESPP	39	—	1,164	—	—	—	1,164
Issuance of vested shares	161	—	—	—	—	—	—
Treasury shares withheld for net settlement	(44)	—	—	(2,186)	—	—	(2,186)
Share options exercised	312	—	3,345	—	—	—	3,345
Foreign currency translation	—	—	—	—	—	(84)	(84)
Balance at June 30, 2021	26,503	$3	$117,521	$(3,276)	$(13,422)	$(648)	$100,178

	Three Months Ended June 30, 2022
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at March 31, 2022	26,825	$3	$126,437	$(4,321)	$(8,946)	$(765)	$112,408
Net income	—	—	—	—	2,322	—	2,322
Share-based compensation	—	—	2,284	—	—	—	2,284
Issuance of ordinary shares under ESPP	87	—	1,606	—	—	—	1,606
Issuance of vested shares	52	—	—	—	—	—	—
Treasury shares withheld for net settlement	(13)	—	—	(191)	—	—	(191)
Share options exercised	13	—	103	—	—	—	103
Foreign currency translation	—	—	—	—	—	(380)	(380)
Balance at June 30, 2022	26,964	$3	$130,430	$(4,512)	$(6,624)	$(1,145)	$118,152

	Six Months Ended June 30, 2022
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2021	26,735	$3	$124,117	$(3,906)	$(7,378)	$(699)	$112,137
Net income	—	—	—	—	754	—	754
Share-based compensation	—	—	4,458	—	—	—	4,458
Issuance of ordinary shares under ESPP	87	—	1,606	—	—	—	1,606
Issuance of vested shares	146	—	—	—	—	—	—
Treasury shares withheld for net settlement	(31)	—	—	(606)	—	—	(606)
Share options exercised	27	—	249	—	—	—	249
Foreign currency translation	—	—	—	—	—	(446)	(446)
Balance at June 30, 2022	26,964	$3	$130,430	$(4,512)	$(6,624)	$(1,145)	$118,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months ended June 30,
	2021	2022
Cash flows from operating activities:
Net income	$31,377	$754
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,697	1,853
Amortization of software and intangible assets	1,774	1,841
Amortization of debt issuance costs	577	153
Share-based compensation	3,508	4,937
Deferred income taxes	(5,619)	(1,293)
Provision for inventory excess and obsolescence	(769)	132
Other	(17)	(6)
Change in assets and liabilities:
Receivables	(22,581)	(3,930)
Inventories	6,338	(13,797)
Prepaid expenses	401	8,170
Accounts payable	(1,482)	(210)
Accrued employee compensation	(3,438)	(10,918)
Accrued liabilities	1,004	1,306
Other assets and liabilities	(194)	1,769
Net cash provided by (used in) operating activities	12,576	(9,239)
Cash flows from investing activities:
Purchase of property and equipment	(1,964)	(2,268)
Purchase of software	(1,599)	(2,001)
Net cash used in investing activities	(3,563)	(4,269)
Cash flows from financing activities:
Repayment of term loan	(22,072)	(656)
Issuance of ordinary shares under ESPP	833	1,127
Taxes paid from shares withheld	(2,185)	(529)
Proceeds from share option exercises	3,345	249
Net cash (used in) provided by financing activities	(20,079)	191
Effect of exchange rate on cash	(9)	(45)
Net decrease in cash	(11,075)	(13,362)
Cash, beginning of period	62,472	59,291
Cash, end of period	$51,397	$45,929
Supplemental disclosure of cash flow information:
Income taxes paid	$379	$422
Interest paid	$1,404	$284

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Cambium Networks Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2022, and for the three-month and six-month periods ended June 30, 2021 and 2022, and the related notes are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and, in the opinion of management, reflect all adjustments, which comprise only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2022 and results of operations for the three-month and six-month periods ended June 30, 2021 and 2022 and cash flows for the six-month periods ended June 30, 2021 and 2022. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K and filed with the SEC on February 24, 2022. The results of operations for the three-month and six-month periods ended June 30, 2022 are not necessarily indicative of the operating results to be expected for the full year.

Update to Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in the 2021 Form 10-K, Part II, Item 8.

Note 2. Fair value

The fair value of the Company’s external debt under its BofA Credit Agreement (as defined below) approximates its carrying value due to the floating interest rate (Level 2 of the fair value hierarchy). The fair value of the Company’s BofA Credit Agreement was $30.0 million and $29.3 million as of December 31, 2021 and June 30, 2022, respectively.

The fair value of cash approximates its carrying value (Level 1 of the fair value hierarchy)

Note 3. Balance sheet components

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	June 30,
	2021	2022
		(unaudited)
Finished goods	$31,991	$45,388
Raw materials	7,353	7,415
Gross inventory	39,344	52,803
Less: Excess and obsolete provision	(5,567)	(5,361)
Inventories, net	$33,777	$47,442

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	June 30,
	2021	2022
		(unaudited)
Accrued goods and services	$12,278	$11,201
Accrued inventory purchases	2,218	4,751
Accrued customer rebates	7,355	12,961
Other	97	216
Accrued liabilities	$21,948	$29,129

Accrued warranty

Provisions for warranty claims are primarily related to our hardware products and are recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Six months ended June 30,
	2021	2022
		(unaudited)
Beginning balance	$1,714	$1,731
Fulfillment of assumed acquisition warranty	(216)	(42)
Provision increase (decrease), net	233	(11)
Ending balance	$1,731	$1,678

At June 30, 2022, $1.2 million is included in Other current liabilities and $0.5 million is included in Other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Note 4. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	June 30,
	Useful Life	2021	2022
			(unaudited)
Equipment and tooling	3 to 5 years	$29,621	$31,403
Computer equipment	3 to 5 years	3,835	4,091
Furniture and fixtures	10 years	844	831
Leasehold improvements	2 to 3 years	457	480
Total cost		34,757	36,805
Less: Accumulated depreciation		(24,267)	(25,876)
Property and equipment, net		$10,490	$10,929

Total depreciation expense was $0.8 million and $1.0 million for the three-month periods ended June 30, 2021 and 2022, respectively and $1.7 million and $1.9 million for the six-month period ended June 30, 2021 and 2022, respectively.

Note 5. Software

Software consisted of the following (in thousands):

		December 31, 2021			June 30, 2022
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance
					(unaudited)	(unaudited)	(unaudited)
Acquired and Software for internal use	3 to7 years	$15,855	$(14,907)	$948	$15,875	$(15,183)	$692
Software marketed for external sale	3 years	7,164	(2,245)	4,919	9,114	(2,959)	6,155
Total		$23,019	$(17,152)	$5,867	$24,989	$(18,142)	$6,847

Amortization of acquired and internal use software is computed using the straight-line method over an estimated useful life of generally three to seven years. Amortization expense recognized on acquired and internal use software is reflected in depreciation and amortization in the condensed consolidated statements of operations. Amortization expense was $0.2 million and $0.1 million for the three-month periods ended June 30, 2021 and 2022, respectively, and $0.4 million and $0.3 million for the six-month periods ended June 30, 2021 and 2022, respectively.

Amortization expense recognized on software to be sold or marketed externally was $0.2 million and $0.4 million for the three-month periods ended June 30, 2021 and 2022, respectively, and $0.3 million and $0.7 million for the six-month periods ended June 30, 2021 and 2022, respectively, and is included in cost of revenues on the condensed consolidated statements of operations.

Based on capitalized software assets at June 30, 2022, estimated amortization expense in future fiscal years is as follows (unaudited and in thousands):

Year ending December 31,	Acquired and internal use software	Software marketed for external use	Total
2022 (July - December)	$186	$883	$1,069
2023	233	2,342	2,575
2024	125	1,923	2,048
2025	74	943	1,017
2026	68	64	132
Thereafter	6	—	6
Total amortization	$692	$6,155	$6,847

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

There was no change in the carrying amount of goodwill during the three-month period ended June 30, 2022 (unaudited).

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

Qualitative assessments for the quarter did not indicate the existence of impairment indicators. Based on the operating results for the six-month period ended June 30, 2022 and other considerations, the Company believes that it is more likely than not that the enterprise value for its one reporting unit and the fair value of intangibles is still greater than their carrying values. Accordingly, no goodwill impairment indicators were present at June 30, 2022 that would necessitate an interim impairment assessment.

The useful life, gross carrying value, accumulated amortization, and net balance for each major class of definite-lived intangible assets at each balance sheet date were as follows (in thousands):

		December 31, 2021			June 30, 2022
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance
					(unaudited)	(unaudited)	(unaudited)
Unpatented technology	3 - 7 years	$14,660	$(14,555)	$105	$14,660	$(14,645)	$15
Customer relationships	5 - 18 years	19,300	(8,628)	10,672	19,300	(9,377)	9,923
Patents	7 years	11,300	(11,300)	—	11,300	(11,300)	—
Trademarks	10 years	5,270	(5,270)	—	5,270	(5,270)	—
Total		$50,530	$(39,753)	$10,777	$50,530	$(40,592)	$9,938

Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value at the end of their useful life. Intangible assets amortization expense was $0.5 million and $0.4 million for the three-month periods ended June 30, 2021 and 2022, respectively, and $1.1 million and $0.8 million for the six-month periods ended June 30, 2021 and 2022, respectively.

Based on capitalized intangible assets as of June 30, 2022, estimated amortization expense amounts in future fiscal years are as follows (unaudited and in thousands):

Year ending December 31,	Amortization
2022 (July - December)	$764
2023	1,498
2024	1,498
2025	1,498
2026	1,498
Thereafter	3,182
Total amortization	$9,938

Note 7. Debt

As of June 30, 2022, the Company had $29.3 million outstanding under its current term loan facility and $0.0 million outstanding under its revolving credit facility. The Company has available $45.0 million under its revolving credit facility (unaudited).

The following table reflects the current and noncurrent portions of the external debt facilities at December 31, 2021 and June 30, 2022 (in thousands):

	December 31,	June 30,
	2021	2022
		(unaudited)
Term loan facility	$30,000	$29,344
Less debt issuance costs	(546)	(477)
Total debt	29,454	28,867
Less current portion of term facility	(2,625)	(3,281)
Current portion of debt issuance costs	136	129
Total long-term external debt, net	$26,965	$25,715

Secured credit agreement

The Company is currently operating under its credit agreement entered into on November 17, 2021 with Bank of America ("BofA Credit Agreement") which provides for the provisions of loans and other financial accommodations in an aggregate principal amount of up to $75.0 million in the form of (i) a five-year term loan facility (the "Term Facility") in the amount of $30.0 million and (ii) a five-year revolving credit facility (the "Revolving Facility") in the amount of $45.0 million, including a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for swingline loans. On November 17, 2021, the Company borrowed $30.0 million as a Eurodollar Rate loan. Both the Term Facility and the Revolving Facility mature on November 17, 2026.

Interest accrues on the outstanding principal amount of the Term and Revolving Facilities on a quarterly basis and is equal to a base rate equal rate per annum determined by reference to the 1-month, 3-month or 6-month US Dollar LIBOR rate as selected by the Company, plus an applicable margin between 1.75% to 2.25% as determined by the Company’s performance as measured by the consolidated leverage ratio. At June 30, 2022, the applicable margin was 1.75% and the effective interest rate on the term loan was 3.65%. In addition to paying interest on the outstanding principal under the term loan facility, the Company is required to pay a quarterly commitment fee on the unutilized commitments under the revolving credit facility ranging from 0.20% to 0.25% as determined by the Company's performance as measured by the consolidated leverage ratio. The commitment fee was 0.20% at June 30, 2022. The Company is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBOR-based borrowings under the revolving credit facility on a per annum basis, payable in arrears, as well as fronting fees for the issuance of letters of credit and agency fees.

Under the BofA Credit Agreement, commencing on March 31, 2022, the Company began making quarterly principal payments of $0.7 million, with the remaining principal due on maturity on November 17, 2026. The Company is required to pay interest quarterly on the outstanding balance. The Company is permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the BofA Credit Agreement at any time without premium or penalty.

Maturities on the external debt outstanding at June 30, 2022 is as follows (unaudited and in thousands):

Year ending December 31,
2022 (July - December)	$1,969
2023	2,625
2024	2,625
2025	2,625
2026	19,500
Total	$29,344

Borrowings under the BofA Credit Agreement are secured by a first-priority lien on substantially all of the Company’s assets, the equity interests in certain of the Company’s subsidiaries, and any intercompany debt. The Credit Agreement contains certain customary affirmative and negative covenants that are usual and customary for companies with similar credit ratings. As of June 30, 2022, the Company was in compliance with all affirmative and negative covenants (unaudited).

Net interest expense, including bank charges and amortization of debt issuance costs on the external debt, was $1.3 million and $0.4 million for the three-month periods ended June 30, 2021 and 2022, respectively, and $2.5 million and $0.9 million for the six-month periods ended June 30, 2021 and 2022, respectively. The three-month and six-month periods ended June 30, 2021 included $0.3 million of additional amortization of debt issuance costs associated with the excess cash flow payment made in the second quarter of 2021.

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

U.S. plan

U.S. employees that satisfy certain eligibility requirements, including requirements related to age and length of service, are eligible to participate in the Cambium Networks, Inc. 401(k) Plan. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. Under the Cambium Networks, Inc. 401(k) Plan, the Company matches 100% of employee contributions to the 401(k) plan up to a maximum amount of 4% of eligible wages, which matching contributions are subject to vesting in equal annual increments over two years of service. All contributions, including the Company match, are made in cash. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $0.2 million and $0.5 million for the three-month periods ended June 30, 2021 and 2022, respectively, and $0.8 million and $1.0 million for the six-month periods ended June 30, 2021 and 2022, respectively.

UK plan

UK employees who satisfy certain eligibility requirements are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan. Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% of eligible compensation and a company contribution rate of 5% of the employee’s basic salary. The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%. Company matching contributions vest immediately and employees are always vested in their own contributions. All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period. The total contributed by the Company under this plan was $0.1 million and $0.1 million for the three-month periods ended June 30, 2021 and 2022, respectively, and $0.2 million and $0.2 million for the six-month periods ended June 30, 2021 and 2022, respectively.

Note 9. Other expense (income), net

Net other expense (income) changed from expense of $0.1 million for the three-month period ended June 30, 2021 to income of $0.4 million for the three-month period ended June 30, 2022. Net other expense (income) changed from expense of $0.1 million for the six-month period ended June 30, 2021 to income of $0.3 million for the six-month period ended June 30, 2022. Other expense (income), net represents foreign exchange gains and losses.

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

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the six-month period ended June 30, 2022 (unaudited):

Number of shares
Available for grant at December 31, 2021	1,853,240
Added to 2019 Share Incentive Plan	1,320,000
RSUs granted	(381,366)
Options granted	(813,000)
Shares withheld in settlement of taxes and/or exercise price	31,309
Expirations	1,125
Forfeitures	96,364
Available for grant at June 30, 2022	2,107,672

Share-based compensation

The following table shows total share-based compensation expense for the three-month and six-month periods ended June 30, 2021 and 2022 (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Cost of revenues	$50	$50	$69	$107
Research and development	842	1,011	1,359	2,033
Sales and marketing	539	578	834	1,205
General and administrative	667	878	1,246	1,592
Total share-based compensation expense	$2,098	$2,517	$3,508	$4,937

For the three-month periods ended June 30, 2021 and 2022, the Company recorded corresponding income tax benefits of $1.1 million and $0.3 million, respectively, and for the six-month periods ended June 30, 2021 and 2022, the Company recorded corresponding tax benefits of $2.4 million and $0.5 million, respectively.

As of June 30, 2022, the Company estimates the pre-tax unrecognized compensation expense of $25.3 million, net of estimated forfeitures, related to all unvested share-based awards, including share options and restricted share units will be recognized through the second quarter of 2026. The Company expects to satisfy the exercise of share options and future distributions of shares for restricted share units by issuing new ordinary shares that have been reserved under the 2019 Plan.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. The Company utilized a forfeiture rate of 8.2% during the six-month period ended June 30, 2022 for estimating the forfeitures of share options and restricted share units granted.

Share options

The following is a summary of option activity for the Company’s share incentive plans for the six-month period ended June 30, 2022 (unaudited):

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2021	2,797,992	$12.64	7.9	$38,295,799
Options granted	813,000	$15.11	—	$—
Options exercised	(27,107)	$9.18	—	$—
Options expired	(1,125)	$12.00	—	$—
Options forfeited	(85,958)	$8.53	—	$—
Outstanding at June 30, 2022	3,496,802	$13.35	7.7	$9,219,487
Options exercisable at June 30, 2022	1,682,603	$11.99	6.7	$5,927,536
Options vested and expected to vest at June 30, 2022	3,406,550	$13.32	7.7	$9,076,130

Share options typically have a contractual term of ten years from grant date.

At June 30, 2022, the aggregate intrinsic value of options exercisable under the Company’s share incentive plans was $5.9 million. The Company had 27,107 options exercised during the six-month period ended June 30, 2022.

At June 30, 2022, there was $13.3 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested share option awards. The unrecognized share-based compensation expense is expected to be recognized through the second quarter of 2026.

The fair value of options granted are estimated on the date of grant using the Black-Scholes option pricing model. The fair value of share options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of share options is estimated using the following weighted-average assumptions (unaudited):

	Six Months Ended June 30,
	2021	2022
Expected dividend yield	—	—
Risk-free interest rate	1.14%	2.43%
Weighted-average expected volatility	50.9%	61.3%
Expected term (in years)	6.5	4.5
Weighted average grant-date fair value per share of options granted	$21.36	$8.15

Restricted shares

The following is a summary of restricted shares activity for the Company’s share incentive plan for the six-month period ended June 30, 2022 (unaudited):

	Units	Weighted average grant date fair value
RSU balance at December 31, 2021	547,343	$22.47
RSUs granted	381,366	$14.94
RSUs vested	(146,016)	$24.37
RSUs forfeited	(10,406)	$36.77
RSU balance at June 30, 2022	772,287	$18.20

During the six-month period ended June 30, 2022, 381,366 RSUs were granted under the Company’s 2019 Share Incentive Plan and 146,016 RSUs vested. The Company withheld 31,309 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of June 30, 2022, there was $12.0 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested restricted share units. The unrecognized compensation expense is expected to be recognized through the second quarter of 2026.

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

For the three-month periods ended June 30, 2021 and 2022, the Company recognized $0.3 million and $0.3 million, respectively, of share-based compensation expense related to the ESPP. For the six-month periods ended June 30, 2021 and 2022, the Company recognized $0.3 million and $0.5 million, respectively, of share-based compensation expense related to the ESPP. There were 39,061 shares issued under the ESPP during the three and six-month periods ended June 30, 2021 and 87,229 shares issued under the ESPP during the three and six-month periods ended June 30, 2022.

Note 11. Share capital - shares

The following table reflects the share capital activity (unaudited):

	Number of shares	Par value (in thousands)
Balance at December 31, 2021	26,735,175	$3
Issuance of ordinary shares under employee share purchase plan	87,229	—
Issuance of vested shares	146,016	—
Share options exercised	27,107	—
Shares withheld for net settlement of shares issued	(31,309)	—
Balance at June 30, 2022	26,964,218	$3

As of June 30, 2022, no dividends have been declared or paid.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Numerator:
Net income	$11,517	$2,322	$31,377	$754
Denominator:
Basic weighted average shares outstanding	26,365,207	26,836,853	26,241,101	26,793,505
Dilutive effect of share option awards	2,113,603	560,263	2,058,633	892,072
Dilutive effect of restricted share units and restricted share awards	408,068	187,826	412,428	223,752
Dilutive effect of employee share purchase plan	22,470	3,830	18,063	8,399
Diluted weighted average shares outstanding	28,909,348	27,588,772	28,730,225	27,917,728
Net earnings per share, basic	$0.44	$0.09	$1.20	$0.03
Net earnings per share, diluted	$0.40	$0.08	$1.09	$0.03

Note 13. Income taxes

The Company’s provision for income taxes is based upon the estimated annual tax rate for the year applied to federal, state and foreign income. The Company recorded a provision for income taxes of $1.4 million and $0.3 million for the three-month periods ended June 30, 2021 and 2022, with an effective tax rate of 10.7% and 11.7%, respectively. In the three-month period ended June 30, 2021, the effective tax rate of 10.7% was different from the statutory rate of 21.0%, primarily due to tax benefits arising on employee restricted share vesting and option exercises. For the three-month period ended June 30, 2022, the Company’s effective tax rate of 11.7% was different from the statutory rate of 21.0%, primarily due to tax benefits arising on Research and Development tax credits, Foreign Derived Intangible Income, and the revaluing of UK deferred tax assets at a higher future tax rate.

In the six-month periods ended June 30, 2021 and 2022, the Company recorded a tax benefit of $6.3 million and $0.9 million, respectively, with an effective income tax rate of (24.9)% and 638.6%, respectively. For the six-month period ended June 30, 2021 the effective income tax rate of (24.9)% was different from the statutory rate of 21%, primarily due to the release of a valuation allowance against the loss carryforwards in the Company’s UK entity and tax benefits arising on employee restricted share vesting and option exercises. For the six-month period ended June 30, 2022, the effective income tax rate of 638.6% was different from the statutory rate of 21%, primarily due to tax benefits arising on Research and Development tax credits, Foreign Derived Intangible Income, and the revaluing of UK deferred tax assets at a higher future tax rate.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis.

In the first quarter of 2021, management concluded that all of the valuation allowance on the Company’s UK entity’s deferred tax assets was no longer needed. This was primarily due to a 12-quarter cumulative income through the first quarter of 2021 and the forecast of future taxable income. Accordingly, management recognized in 2021 a non-recurring tax benefit of $7.7 million related to the valuation allowance reversal. As of June 30, 2022, the Company continues to believe it is more likely than not that the net deferred tax assets will be realized by its UK entity.

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

Disaggregation of revenues

Revenues by product category were as follows (unaudited and in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2022		2021		2022
Point-to-Multi-Point	$59,796	64%	$28,269	41%	$117,595	65%	$59,195	45%
Point-to-Point	14,066	15%	15,684	22%	31,542	17%	30,398	23%
Wi-Fi	18,297	20%	24,014	35%	30,420	17%	39,522	30%
Other	550	1%	1,329	2%	1,667	1%	2,077	2%
Total Revenues	$92,709	100%	$69,296	100%	$181,224	100%	$131,192	100%

The Company’s products are predominately sold through third-party distributors, and distributed through a third-party logistics provider with facilities in the United States, Netherlands and China. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations specified by its distributor customers.

Revenues by geography were as follows (unaudited and in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2022		2021		2022
North America	$49,346	53%	$31,140	45%	$103,541	57%	$59,461	45%
Europe, Middle East and Africa	24,943	27%	21,281	31%	43,633	24%	41,613	32%
Caribbean and Latin America	12,152	13%	7,960	11%	22,667	13%	13,044	10%
Asia Pacific	6,268	7%	8,915	13%	11,383	6%	17,074	13%
Total Revenues	$92,709	100%	$69,296	100%	$181,224	100%	$131,192	100%

Contract balances

The following table summarizes contract balances as of December 31, 2021 and June 30, 2022 (in thousands):

	December 31, 2021	June 30, 2022
		(unaudited)
Trade accounts receivable, net of allowance for credit losses	$68,788	$78,801
Deferred revenue - current	6,880	7,269
Deferred revenue - noncurrent	5,363	6,796
Refund liability	$2,516	$2,658

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

The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables. The Company’s standard credit terms with its customers are generally net 30 to 60 days. The Company had one customer representing more than 10% of trade receivables at December 31, 2021 and one customer representing more than 10% of trade receivables at June 30, 2022.

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of December 31, 2021, deferred revenue (current and noncurrent) of $12.2 million represents the Company’s remaining performance obligations, of which $6.9 million is expected to be recognized within one year, with the remainder to be recognized thereafter. As of June 30, 2022, deferred revenue (current and noncurrent) of $14.1 million represents the Company’s remaining performance obligations, of which $7.3 million is expected to be recognized within one year, with the remainder to be recognized thereafter (unaudited).

Revenue recognized during the three-month and six-month periods ended June 30, 2022 which was previously included in deferred revenues as of December 31, 2021 was $2.0 million and $4.2 million, respectively, compared to $1.9 million and $3.6 million of revenue recognized during the three-month and six-month periods ended June 30, 2021, respectively, which was previously included in deferred revenues as of December 31, 2020 (unaudited).

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

The components of lease expense were as follows and are included in general and administrative expense (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Operating lease cost	$687	$592	$1,351	$1,201
Short-term lease cost	68	119	140	253
Variable lease costs	106	147	229	290
Total lease expense	$861	$858	$1,720	$1,744

Supplemental balance sheet information related to leases were as follows (in thousands, except lease term and discount rate):

	Balance Sheet Caption	December 31, 2021	June 30, 2022
			(unaudited)
Operating leases:
Operating lease assets	Operating lease assets	$5,899	$4,938
Current lease liabilities	Other current liabilities	$2,116	$2,046
Noncurrent lease liabilities	Noncurrent operating lease liabilities	$4,112	$3,051
Weighted average remaining lease term (years):
Operating leases		3.35	2.98
Weighted average discount rate:
Operating leases		6.15%	6.07%

Supplemental cash flow information related to leases were as follows (unaudited and in thousands):

	Six Months Ended June30,
	2021	2022
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,300	$1,289

The Company’s current lease terms range from one to five years and may include options to extend the lease by one to four years.

Remaining maturities on lease liabilities as of June 30, 2022 is as follows (unaudited and in thousands):

Operating leases
2022 (July - December)	$1,214
2023	2,076
2024	1,062
2025	820
2026	394
Thereafter	—
Total lease payments	5,566
Less: interest	469
Present value of lease liabilities	$5,097

As of June 30, 2022, the Company does not have any leases that have not yet commenced.

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

For the three-month and six-month periods ended June 30, 2021 and 2022, the Company did not have any related party transactions to disclose (unaudited).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes thereto of Cambium Networks Corporation (“Cambium”, “we”, “our”, or “us”) included elsewhere in this Quarterly Report on Form 10-Q and with the financial statements and related notes and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed February 24, 2022. Results for the three-month and six-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We provide fixed wireless broadband and Wi-Fi networking infrastructure solutions for wireless internet, wireline and mobile network operators who deliver connectivity services to residential consumers, including in remote locations, as well as to mid-sized enterprises in connectivity dependent industries such as hospitality, education and logistics. We also serve local, state and federal government agencies worldwide in support of public access and services. Finally, we enable connectivity for outdoor industrial processes as well as national defense organizations and applications.

Increasing demand for, and dimensionality of connectivity solutions are top challenges for network operators, particularly in today's staffing constrained economy. Our integrated network solution makes connectivity as easy and efficient as possible. We converge an array of elements such as indoor and outdoor Wi-Fi access points, edge switching and fixed wireless broadband solutions spanning a wide range of unlicensed and licensed frequencies, through a single cloud-based or on-premises network management system. The management system includes a growing list of network intelligence services which enables operation of one efficient and secure network. The solutions leverage industry standards making them both affordable and complementary to many existing technologies. Our multi-gigabit fixed wireless infrastructure can be a compelling alternative or complement to traditional fiber as well as a mobile-based fixed wireless infrastructure.

Cambium Networks' integrated network includes radios, switches, appliances, and services. Our embedded proprietary radio frequency (RF) technology and software includes intelligent radios, smart antennas, RF algorithms and wireless-aware switches. These capabilities give network operators the flexibility to adapt to and optimize their network for changing environments. The cloud-based or on-premises network management software has open, application programming interfaces, or APIs, that facilitate the addition of new services to the network, sourced from Cambium Networks or third parties. For example, Cambium Networks recently released a Quality of Experience, or QoE, appliance that enables broadband operators to customize network performance based on end user needs. All Cambium Networks solutions are backed by our global organization that provided support services tailored to meet the business needs of our customers.

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

We generate a substantial majority of our sales through our global channel distribution network, including, as of June 30, 2022, approximately 170 distributors that we sell to directly, together with over 11,700 value added resellers and system integrators supplied by these distributors for further sales to end-users. Our channel partners provide lead generation, pre-sales support and product fulfillment, and with professional services for network design, installation, commissioning and on-going field support. Although we fulfill sales almost exclusively through our channel partners, through our global sales team we engage directly with network operators in our key vertical markets including service providers, enterprises, industrials, defense and national security entities, and state and local governments. Our sales team responds to bids or requests for quotes, typically in collaboration with a channel partner. Our distributors carry inventory of our products for resale, and generally have stock rotation rights only if they simultaneously place an off-setting order for product. As such, we generally recognize revenue from sales to distributors on a sell-in basis, and manage our finished goods inventory to plan for distributor demand.

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

Trends impacting our business

Component shortages and increased freight costs

We remain constrained by the global component part shortages, particularly the shortage in available semiconductor chipsets and related components, as the global integrated circuit supply is under pressure as demand surpasses supply capacity, causing foundries to allocate existing supply among their customers. As a result, we are experiencing increased lead times for the supply of many of our products, impacting our ability to timely supply our customers. In particular, semiconductor chips and merchant silicon and related semiconductor parts are currently in high demand with limited supply, which is resulting in significantly longer than usual lead times and increased costs for these components. Shortages and delays in obtaining these and other components has and may continue to have an adverse effect on our ability to meet customer orders, and are resulting in increased component and delivery costs. Shortages are expected throughout 2022. We have also experienced price increases in base commodities, impacting component pricing generally and in particular for electromechanical commodities. These component shortages and increases in costs have impacted, and are expected to continue to impact, our sales and revenues, and our gross margins and net income. In addition, if we are required to continue to make prepayments to our suppliers to procure inventory, this could further reduce working capital.

Logistics challenges remain as well, as container and trucking shortages continue to lengthen availability times of containers and carriage, resulting in increases in relevant freight costs. Ports have increasing lead times with delays becoming commonplace in the container freight market as port delays, worker shortages, trucking shortages and the impact of COVID-19 are impacting the ability to import and export goods, particularly from China. Logistics and freight costs are increasing substantially as a result. We are also experiencing increasing rates, resulting in increased use of expedited freight modes due to supply shortages. The use of expedited freight modes has increased our cost of revenues, resulting in a decrease in our gross margins, and is expected to continue in the short term.

COVID-19

The impact of the COVID-19 pandemic, and the disruption to our business and operations as well as the operations of our customers and suppliers eased during the second quarter of 2022, as China reopened facilities. Manufacturing delays resulting from the shutdowns have improved, as have delays in distribution and warehousing of our products.

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

Impact of war in Ukraine

As a result of the invasion of Ukraine by Russia, and the subsequent sanctions imposed by the governments of the United States, England and the European Union, among others, against Russia, Belarus, the Donetsk People's Republic (DNR) and Luhansk People's Republic (LNR) regions of Ukraine (to complement the existing sanctions in Crimea), certain Russian banks and certain named individuals, the Company has ceased the sale of its products, services and technology in these regions, and closed our operations and terminated our employees in Russia, resulting in an adverse impact to our revenues and operations. To date, our outsourced product development in Ukraine continues. However, if the sanctions continue or increase, or if tensions with Russia escalate, the Company may continue to experience general business uncertainty that negatively impacts demand in several of our markets and may adversely impact our product development, as well as the business of our suppliers or customers, all of which are uncertain and cannot be predicted.

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

Financial results for the three-month period ended June 30, 2022

•
Total revenue was $69.3 million, a decrease of 25.3% year-over-year
•
Gross margin was 48.3%
•
Total costs of revenues and operating expenses were $66.6 million
•
Operating income was $2.7 million
•
Net income was $2.3 million

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

Research and development

In addition to personnel-related costs, research and development expense consists of costs associated with design and development of our products, product certification, travel and recruiting. We generally recognize research and development expense as incurred. For certain of our software projects under development, we capitalize the development cost during the period between determining technological feasibility of the product and commercial release. We amortize the capitalized development cost upon commercial release, generally over three years, which is included in cost of revenues. We typically do not capitalize costs related to the development of first-generation product offerings as technological feasibility generally coincides with general availability of the software. In 2022, we expect research and development costs to increase as we increase the size of our research and development organization and continue to invest in our future products and services.

Sales and marketing

In addition to personnel costs for sales, marketing, service and product line management personnel, sales and marketing expense consists of our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, national and local regulatory approval on our products, travel and entertainment, and recruiting. In 2022, we expect sales and marketing expense to continue to increase as COVID restrictions are further lifted and we increase the size of our sales, marketing, service, and product line management organization in support of our growth, conduct and attend in person marketing events, and, in particular, as we continue to expand our global distribution network.

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

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2022	2021	2022
Statements of Operations Data:
Revenues	$92,709	$69,296	$181,224	$131,192
Cost of revenues	46,617	35,857	90,962	68,587
Gross profit	46,092	33,439	90,262	62,605
Operating expenses
Research and development	12,617	10,576	24,220	22,678
Sales and marketing	9,718	10,579	19,758	20,727
General and administrative	7,896	8,085	15,425	15,750
Depreciation and amortization	1,564	1,534	3,159	2,980
Total operating expenses	31,795	30,774	62,562	62,135
Operating income	14,297	2,665	27,700	470
Interest expense, net	1,316	407	2,456	904
Other expense (income), net	79	(371)	121	(294)
Income (loss) before income taxes	12,902	2,629	25,123	(140)
Provision (benefit) for income taxes	1,385	307	(6,254)	(894)
Net income	$11,517	$2,322	$31,377	$754

	Three months ended June 30,		Six months ended June 30,
	2021	2022	2021	2022
Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.3%	51.7%	50.2%	52.3%
Gross margin	49.7%	48.3%	49.8%	47.7%
Operating expenses
Research and development	13.6%	15.3%	13.4%	17.3%
Sales and marketing	10.5%	15.3%	10.9%	15.8%
General and administrative	8.5%	11.7%	8.5%	12.0%
Depreciation and amortization	1.7%	2.2%	1.7%	2.2%
Total operating expenses	34.3%	44.5%	34.5%	47.3%
Operating income	15.4%	3.8%	15.3%	0.4%
Interest expense, net	1.4%	0.5%	1.4%	0.7%
Other expense (income), net	0.1%	(0.5)%	0.1%	(0.2)%
Income (loss) before income taxes	13.9%	3.8%	13.8%	(0.1)%
Provision (benefit) for income taxes	1.5%	0.4%	(3.5)%	(0.7)%
Net income	12.4%	3.4%	17.3%	0.6%

Comparison of three-month period ended June 30, 2021 to the three-month period ended June 30, 2022

Revenues

	Three months ended June 30,		Change
(dollars in thousands)	2021	2022	$	%
Revenues	$92,709	$69,296	$(23,413)	(25.3)%

Revenues decreased $23.4 million, or 25.3%, to $69.3 million for the three-month period ended June 30, 2022 from $92.7 million for the three-month period ended June 30, 2021, with the largest decrease in our point-to-multi-point product category. Revenues for the three-month period ended June 30, 2022 were negatively impacted by global supply and distribution constraints affecting the procurement and shipment of products and lower demand for PMP products. Although revenues decreased, we continue to increase the number of our channel partners, which consists of over 11,700 channel partners as of June 30, 2022.

Revenues by product category

	Three months ended June 30,		Change
(dollars in thousands)	2021	2022	$	%
Point-to-Multi-Point	$59,796	$28,269	$(31,527)	(52.7)%
Point-to-Point	14,066	15,684	1,618	11.5%
Wi-Fi	18,297	24,014	5,717	31.2%
Other	550	1,329	779	141.6%
Total revenues by product category	$92,709	$69,296	$(23,413)	(25.3)%

Point-to-Multi-Point

Our PMP revenues decreased $31.5 million, or 52.7%, from the three-month period ended June 30, 2021 to 2022, and represented 64% and 41% of our total revenues over the same periods, respectively. Decreases in point-to-multi-point revenues in North America and Europe, Middle East, Africa drove most of the decline due to lower demand for certain products and supply constraints that negatively impacted our ability to procure and ship product.

Point-to-Point

PTP revenues increased $1.6 million, or 11.5%, from the three-month period ended June 30, 2021 to 2022 mostly driven by increased demand for unlicensed PTP for backhaul products mostly in the Caribbean and Latin America region.

Wi-Fi

Wi-Fi revenues increased $5.7 million, or 31.2%, from the three-month period ended June 30, 2021 to 2022. Wi-Fi revenues improved in all regions driven by increased demand and improved supply along with increased revenues from Wi-Fi 6 products.

Revenues by geography

	Three months ended June 30,		Change
(dollars in thousands)	2021	2022	$	%
North America	$49,346	$31,140	$(18,206)	(36.9)%
Europe, Middle East, Africa	24,943	21,281	(3,662)	(14.7)%
Caribbean and Latin America	12,152	7,960	(4,192)	(34.5)%
Asia Pacific	6,268	8,915	2,647	42.2%
Total revenues by geography	$92,709	$69,296	$(23,413)	(25.3)%

Revenues decreased in North America, Europe, Middle East, Africa and Caribbean and Latin America regions, with increased revenues in Asia Pacific from the three-month period ended June 30, 2021 to June 30, 2022. North America revenues decreased $18.2 million, or 36.9%, primarily due to lower PMP revenues driven by lower demand and continued supply constraints, lower PTP revenues driven by lower demand for backhaul products, partially offset by increased Wi-Fi revenues mostly due to improved supply and increasing demand. Europe, Middle East, Africa revenues decreased $3.7 million, or 14.7%, mostly related to lower PMP revenues partially offset by higher Wi-Fi and PTP revenues. Caribbean and Latin America revenues decreased $4.2 million, or 34.5%, mostly due to lower Wi-Fi revenues impacted by supply constraints and lower PMP revenues driven by lower demand offset by higher PTP revenues. Asia Pacific revenues increased $2.6 million, or 42.2%, mostly due to higher PMP and PTP revenues along with higher Wi-Fi revenues as a result of increased and larger deals.

Cost of revenues and gross margin

	Three months ended June 30,		Change
(dollars in thousands)	2021	2022	$	%
Cost of revenues	$46,617	$35,857	$(10,760)	(23.1)%
Gross margin	49.7%	48.3%		(140) bps

Cost of revenues decreased $10.8 million, or 23.1%, to $35.9 million for the three-month period ended June 30, 2022 from $46.6 million for the three-month period ended June 30, 2021. The decrease in cost of revenues was primarily due to decreased revenues. In addition, cost of revenues was impacted by higher production costs due to increases in component charges as a result of component shortages and increases in component costs.

Gross margin decreased to 48.3% for the three-month period ended June 30, 2022 from 49.7% for the three-month period ended June 30, 2021. The decrease reflects higher production costs due to increases in component charges as a result of component shortages and increases in component costs, and higher logistics costs to meet demand, including costs of alternative distribution, shipment and transportation modes.

Operating expenses

	Three months ended June 30,		Change
(dollars in thousands)	2021	2022	$	%
Research and development	$12,617	$10,576	$(2,041)	(16.2)%
Sales and marketing	9,718	10,579	861	8.9%
General and administrative	7,896	8,085	189	2.4%
Depreciation and amortization	1,564	1,534	(30)	(1.9)%
Total operating expenses	$31,795	$30,774	$(1,021)	(3.2)%

Research and development

Research and development expense decreased $2.0 million, or 16.2%, to $10.6 million for the three-month period ended June 30, 2022 from $12.6 million for the three-month period ended June 30, 2021. As a percentage of revenues, research and development expenses increased to 15.3% in 2022 from 13.6% in 2021 over the same period. The decrease in research and development expense was primarily due to a $1.8 million decrease in variable compensation expense due to lower financial performance along with lower homologation and regulatory expense of $0.5 million and $0.1 million lower contractor expense due to the timing of projects offset by higher payroll-related costs of $0.2 million due to higher headcount and $0.2 million higher share-based compensation expense.

Sales and marketing

Sales and marketing expense increased $0.9 million, or 8.9%, to $10.6 million for the three-month period ended June 30, 2022 from $9.7 million for the three-month period ended June 30, 2021. As a percentage of revenues, sales and marketing expense increased to 15.3% in 2022 from 10.5% in 2021 over the same period. The increase in sales and marketing expense was primarily due to $0.8 million higher payroll-related costs, mostly related to merit increases and $0.2 million of severance related to reductions taken in Russia, along with higher travel-related spend of $0.4 million as restrictions on travel and conferences imposed by the COVID-19 pandemic are lessening in parts of the world and $0.1 million increase in trade show and marketing-related spend. These increases were partially offset by $0.7 million lower variable compensation expense due to lower financial performance.

General and administrative

General and administrative expense increased $0.2 million, or 2.4%, to $8.1 million for the three-month period ended June 30, 2022 from $7.9 million for the three-month period ended June 30, 2021. As a percentage of revenues, general and administrative expense increased to 11.7% in 2022 from 8.5% in 2021 over the same period. The slight increase in general and administrative expense was primarily due to $0.4 million higher payroll-related costs along with $0.4 million higher professional fees and $0.2 million higher share-based compensation expense. These increases were mostly offset by $0.8 million lower variable compensation expense due to lower financial performance.

Depreciation and amortization

Depreciation and amortization expense remained flat from the three-month period ended June 30, 2021 to the three-month period ended June 30, 2022.

Interest expense, net

	Three months ended June 30,		Change
(dollars in thousands)	2021	2022	$	%
Interest expense, net	$1,316	$407	$(909)	(69.1)%

Interest expense decreased $0.9 million, or 69.1%, to $0.4 million for the three-month period ended June 30, 2022 from $1.3 million for the three-month period ended June 30, 2021. The decrease was primarily due to a reduction in the interest rate on the term loan from 5.25% to approximately 3.0% along with lower term loan principal balance. The three-month period ended June 30, 2021 included $0.3 million of additional amortization of deferred debt issuance costs as a result of the excess cash flow payment of $19.6 million made in May 2021.

Other expense (income), net

	Three months ended June 30,		Change
(dollars in thousands)	2021	2022	$	%
Other expense (income), net	$79	$(371)	$(450)	nm

Other expense (income), net changed from expense of $0.1 million for the three-month period ended June 30, 2021 to income of $0.4 million for the three-month period ended June 30, 2022, primarily due to foreign currency fluctuations.

Provision for income taxes

	Three months ended June 30,		Change
(dollars in thousands)	2021	2022	$	%
Provision for income taxes	$1,385	$307	$(1,078)	(77.8)%
Effective income tax rate	10.7%	11.7%

Our provision for income taxes was $0.3 million for the three-month period ended June 30, 2022 and $1.4 million for the three-month period ended June 30, 2021. The effective income tax rates were 11.7% and 10.7% over the same periods, respectively, and reflect the application of our expected annual tax rate to pre-tax results for each of the periods as well as discrete tax impacts that arise during the periods. In the three-month period ended June 30, 2021, the effective income tax rate of 10.7% was different from the statutory rate of 21.0% primarily due tax benefits arising on employee restricted share vesting and option exercises. In the three-month period ended June 30, 2022, our effective income tax rate of 11.7% was different from the statutory rate of 21.0% primarily due to tax benefits arising on Research and Development tax credits, Foreign Derived Intangible Income, and revaluing of UK deferred tax assets at a higher future tax rate.

Comparison of six-month period ended June 30, 2021 to the six-month period ended June 30, 2022

Revenues

	Six months ended June 30,		Change
(dollars in thousands)	2021	2022	$	%
Revenues	$181,224	$131,192	$(50,032)	(27.6)%

Revenues decreased $50.0 million, or 27.6%, to $131.2 million for the six-month period ended June 30, 2022 from $181.2 million for the six-month period ended June 30, 2021, with the largest decrease in our point-to-multi-point product category. Revenues for the six-month period ended June 30, 2022 were negatively impacted by global supply and distribution constraints affecting the procurement and shipment of products, namely the lockdowns in Shenzhen and Shanghai by the Chinese government to combat increased incidences of COVID-19, which closed our distribution and warehousing facility and some of our manufacturing facilities. Both of these restrictions were lifted in the second quarter of 2022. Although revenues decreased, we continue to increase the number of channel partners, which consists of over 11,700 channel partners as of June 30, 2022.

Revenues by product category

	Six months ended June 30,		Change
(dollars in thousands)	2021	2022	$	%
Point-to-Multi-Point	$117,595	$59,195	$(58,400)	(49.7)%
Point-to-Point	31,542	30,398	(1,144)	(3.6)%
Wi-Fi	30,420	39,522	9,102	29.9%
Other	1,667	2,077	410	24.6%
Total revenues by product category	$181,224	$131,192	$(50,032)	(27.6)%

Point-to-Multi-Point

Our PMP revenues decreased $58.4 million, or 49.7%, from the six-month period ended June 30, 2021 to 2022, and represented 65% and 45% of our total revenues over the same periods, respectively. Decreases in point-to-multi-point revenues in North America drove most of the decline as supply constraints negatively impacted our ability to procure and ship product along with lower demand from service providers.

Point-to-Point

PTP revenues decreased $1.1 million, or 3.6%, from the six-month period ended June 30, 2021 to 2022 mostly driven by decreased sales in North America as a result of lower demand for backhaul products.

Wi-Fi

Wi-Fi revenues increased $9.1 million, or 29.9%, from the six-month period ended June 30, 2021 to 2022. Wi-Fi revenues increased for Wi-Fi 6 and switching products which benefitted the portfolio. However, Wi-Fi revenues were negatively impacted in the first quarter of 2022 due to the lockdowns in China impacting our ability to procure and ship product along with the continued semiconductor and other component shortages.

Revenues by geography

	Six months ended June 30,		Change
(dollars in thousands)	2021	2022	$	%
North America	$103,541	$59,461	$(44,080)	(42.6)%
Europe, Middle East, Africa	43,633	41,613	(2,020)	(4.6)%
Caribbean and Latin America	22,667	13,044	(9,623)	(42.5)%
Asia Pacific	11,383	17,074	5,691	50.0%
Total revenues by geography	$181,224	$131,192	$(50,032)	(27.6)%

Revenues decreased in North America, Europe, Middle East, Africa and Caribbean and Latin America regions, with increased revenues in Asia Pacific from the six-month period ended June 30, 2021 to June 30, 2022. All regions continue to be impacted by supply constraints. North America revenues decreased $44.1 million, or 42.6%, primarily due to lower PMP revenues primarily from lower demand from service providers and continued supply constraints along with lower PTP revenues driven by lower demand for backhaul products, partially offset by higher Wi-Fi revenues due to increased demand for Wi-Fi 6 and switching products. Europe, Middle East, Africa revenues decreased $2.0 million, or 4.6%, mostly related to lower PMP revenues partially offset by higher Wi-Fi revenues. Caribbean and Latin America revenues decreased $9.6 million, or 42.5%, mostly due to lower PMP and Wi-Fi revenues driven by decreased demand and supply constraints. Asia Pacific revenues increased $5.7 million, or 50.0%, driven by higher PMP and PTP revenues along with higher Wi-Fi revenues as a result of increased and larger sales.

Cost of revenues and gross margin

	Six months ended June 30,		Change
(dollars in thousands)	2021	2022	$	%
Cost of revenues	$90,962	$68,587	$(22,375)	(24.6)%
Gross margin	49.8%	47.7%		(210) bps

Cost of revenues decreased $22.4 million, or 24.6%, to $68.6 million for the six-month period ended June 30, 2022 from $91.0 million for the six-month period ended June 30, 2021. The decrease in cost of revenues was primarily due to decreased revenues. In addition, cost of revenues was impacted by higher production costs due to increases in component charges as a result of component shortages and increases in component costs and increases in freight and logistics charges as a result of cost increases due to container shortages, use of other distribution, shipment and transportation modes, and increases in costs by logistics and freight providers to meet the high global demand.

Gross margin decreased to 47.7% for the six-month period ended June 30, 2022 from 49.8% for the six-month period ended June 30, 2022. The decrease reflects higher production costs due to increases in component charges as a result of component shortages and increases in component costs, and higher logistics costs to meet demand, including costs of alternative distribution, shipment and transportation modes as a result of government shutdowns in China.

Operating expenses

	Six months ended June 30,		Change
(dollars in thousands)	2021	2022	$	%
Research and development	$24,220	$22,678	$(1,542)	(6.4)%
Sales and marketing	19,758	20,727	969	4.9%
General and administrative	15,425	15,750	325	2.1%
Depreciation and amortization	3,159	2,980	(179)	(5.7)%
Total operating expenses	$62,562	$62,135	$(427)	(0.7)%

Research and development

Research and development expense decreased $1.5 million, or 6.4%, to $22.7 million for the six-month period ended June 30, 2022 from $24.2 million for the six-month period ended June 30, 2021. As a percentage of revenues, research and development expenses increased to 17.3% in 2022 from 13.4% in 2021 over the same period. The decrease in research and development expense was primarily due to $3.1 million lower variable compensation expense due to lower financial performance along with $0.2 million lower homologation and regulatory expense. The decrease was partially offset by $0.7 million higher share-based compensation expense, $0.6 million higher payroll-related spend due to increased headcount, and $0.2 million higher contractor spend and $0.2 million higher engineering material costs as projects ramp in 2022.

Sales and marketing

Sales and marketing expense increased $1.0 million, or 4.9%, to $20.7 million for the six-month period ended June 30, 2022 from $19.8 million for the six-month period ended June 30, 2021. As a percentage of revenues, sales and marketing expense increased to 15.8% in 2022 from 10.9% in 2021 over the same period. The increase in sales and marketing expense was primarily due to $1.1 million higher payroll-related costs, mostly due to merit increases and $0.2 million of severance expense related to restructuring activities in Russia, along with $0.4 million higher share-based compensation expense. The increase was also driven by $0.5 million higher travel-related spend as restrictions on travel and conferences imposed by the COVID-19 pandemic are lessening in parts of the world and $0.3 million higher trade show and marketing-related spend. These increases were partially offset by $1.5 million lower variable compensation expense due to lower financial performance.

General and administrative

General and administrative expense increased $0.3 million, or 2.1%, to $15.7 million for the six-month period ended June 30, 2022 from $15.4 million for the six-month period ended June 30, 2021. As a percentage of revenues, general and administrative expense increased to 12.0% in 2022 from 8.5% in 2021 over the same period. The increase in general and administrative expense was primarily due to $0.6 million higher payroll-related costs along with $0.3 million increase in share-based compensation. The remainder of the increase is driven by $0.3 million of higher business tax expense, $0.2 million higher legal fees and $0.2 million higher professional fees. These increases were mostly offset by $1.3 million lower variable compensation expense due to lower financial performance.

Depreciation and amortization

Depreciation and amortization expense decreased $0.2 million, or 5.7%, to $3.0 million for the six-month period ended June 30, 2022 from $3.2 million for the six-month period ended June 30, 2021. The decrease in depreciation and amortization was primarily driven by the amortization of finite-lived intangibles being fully amortized in the fourth quarter of 2021.

Interest expense, net

	Six months ended June 30,		Change
(dollars in thousands)	2021	2022	$	%
Interest expense, net	$2,456	$904	$(1,552)	(63.2)%

Interest expense decreased $1.6 million, or 63.2%, to $0.9 million for the six-month period ended June 30, 2022 from $2.5 million for the six-month period ended June 30, 2021. The decrease was primarily due to a reduction in the interest rate on the term loan from 5.5% to approximately 3.0% along with lower principal balance on our term loan. The six-month period ended June 30, 2022 also included $0.3 million of additional amortization of debt issuance costs as a result of the $19.6 million excess cash flow payment made in May 2021.

Other expense (income), net

	Six months ended June 30,		Change
(dollars in thousands)	2021	2022	$	%
Other expense (income), net	$121	$(294)	$(415)	nm

Other expense (income), net changed from expense of $0.1 million for the six-month period ended June 30, 2021 to income of $0.3 million for the six-month period ended June 30, 2022, primarily due to foreign currency fluctuations.

Benefit for income taxes

	Six months ended June 30,		Change
(dollars in thousands)	2021	2022	$	%
Benefit for income taxes	$(6,254)	$(894)	$5,360	(85.7)%
Effective income tax rate	(24.9)%	638.6%

Our benefit for income taxes was $0.9 million for the six-month period ended June 30, 2022 and $6.3 million for the six-month period ended June 30, 2021. The effective income tax rates were 638.6% and (24.9)% over the same periods, respectively, and reflect the application of our expected annual tax rate to pre-tax results for each of the periods as well as discrete tax impacts that arise during the period. For the six-month period ended June 30, 2021, the effective income tax rate of (24.9)% was different from the statutory rate of 21.0% primarily due to the release of a valuation allowance against the loss carryforwards in the Company's UK entity and tax benefits arising on employee restricted share vesting and option exercises. For the six-month period ended June 30, 2022, the effective income tax rate of 638.6% was different from the statutory rate of 21.0% primarily due to tax benefits arising on Research and Development tax credits, Foreign Derived Intangible Income, and revaluing of UK deferred tax assets at a higher future tax rate.

Liquidity and Capital Resources

As of June 30, 2022, we had a cash balance of $45.9 million. Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures. We believe these needs will be satisfied over at least the next 12 months using existing cash and using cash flow generated by our operations. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We expect to regularly assess market conditions and may take measures, including raising additional equity or incurring additional debt if and when our board of directors determines that doing so is in our best interest.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

Cash flows from operating activities

	Six months ended June 30,
	2021	2022
Cash provided by (used in) operating activities	$12,576	$(9,239)
Cash used in investing activities	$(3,563)	$(4,269)
Cash (used in) provided by financing activities	$(20,079)	$191

Net cash provided by operating activities for the six-month period ended June 30, 2021 of $12.6 million consisted primarily of net income of $31.4 million, an increase in deferred tax assets of $5.6 million, adjustments for depreciation and amortization and other impacts of $3.3 million, share-based compensation expense of $3.5 million, and changes in operating assets and liabilities that resulted in net cash outflows of $20.0 million. The changes in operating assets and liabilities consisted primarily of a $22.6 million increase in accounts receivable as a result of higher sales in 2021, a $3.4 million decrease in accrued employee compensation primarily due to the payment of the 2020 corporate bonus net of the accrual for 2021 corporate bonus, and a $1.5 million reduction in accounts payable related to timing of purchases and payments. This was partially offset by a $6.3 million decrease in inventories due to strong sales in the first half of 2021 and $1.0 million increase in accrued liabilities.

Net cash used in operating activities for the six-month period ended June 30, 2022 of $9.2 million consisted of net income of $0.8 million, share-based compensation expense of $4.9 million and adjustments for depreciation and amortization and other non-cash impacts of $4.0 million, an increase in deferred tax assets of $1.3 million and changes in operating assets and liabilities that resulted in net cash outflows of $17.6 million. The changes in operating assets and liabilities consisted primarily of a $13.8 million increase in inventories due to management's plan to build inventory in response to supply chain constraints, a $10.9 million decrease in accrued employee compensation primarily due to the payment of the 2021 corporate bonus net of the 2022 corporate bonus accrual and $3.9 million increase in accounts receivable reflecting the impact of billing linearity and lower sales. These uses of cash were partially offset by $8.1 million lower prepaid expenses, mostly as a result of decrease vendor prepayments to procure inventory, $1.8 million increase in deferred revenues and $1.3 million increase in accrued liabilities primarily related to inventory in transit.

Cash flows from investing activities

Our investing activities for all periods presented consisted of capital expenditures for property, equipment and software in support of the growth of our business.

Cash flows from financing activities

During the six-month period ended June 30, 2021, net cash used of $20.1 million was primarily due to the $19.6 million excess cash flow payment along with the $2.5 million repayment of principal due under the prior Silicon Valley Bank term loan facility and $2.2 million for taxes paid from shares withheld in net settlement of taxes due on vesting of restricted shares issued to our employees, offset by proceeds received of $3.3 million from the exercise of share options and $0.8 million for the issuance of ordinary shares under our Employee Share Purchase Program.

During the six-month period ended June 30, 2022, net cash provided of $0.2 million was primarily due to proceeds received of $1.1 million for the issuance of ordinary shares under our Employee Share Purchase Program, proceeds received of $0.2 million from the exercise of share options offset by $0.7 million repayment of principal due under the term loan facility with Bank of America and $0.5 million for taxes paid from shares withheld in net settlement of taxes due on vesting of restricted shares issued to our employees.

Debt

As of June 30, 2022, we had $29.3 million outstanding on our term credit facility and had $45.0 million available under our revolving credit facility with Bank of America. The effective interest rate on the term credit facility at June 30, 2022 was 3.65%. Scheduled quarterly principal payments of $0.7 million commenced on March 31, 2022 under the facility. Our term loan facility matures on November 17, 2026, at which time the outstanding principal will be due. Refer to Note 7 – Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Contractual Obligations and Commercial Commitments

For the three-month period ended June 30, 2022, there has been no material change to the contractual obligations and commercial commitments disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

During the three-month period ended June 30, 2022, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, filed on February 24, 2022, for a more complete discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three-month period ended June 30, 2022. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

We do not hold any cash in any investment accounts and all cash is deposited with financial institutions that management believes are of high credit quality. The Company’s cash consists primarily of U.S. dollar denominated demand accounts.

We had $29.3 million of debt outstanding on our term loan facility and $0.0 million of debt outstanding on our revolving credit facility as of June 30, 2022 under our BofA Credit Agreement. The Company is exposed to interest rate risk from fluctuations in the US Dollar London Interbank Offered Rate, or LIBOR, that is a component of the interest rate used to calculate interest expense on the debt. Interest accrues on the outstanding principal amount of the term loan on a quarterly basis and is equal to the selected rate per annum determined by reference to the 1-month, 3-month or 6-month US Dollar LIBOR rate as selected by the Company, plus an applicable margin between 1.75% and 2.25% as determined by our financial performance as measured by the consolidated leverage ratio. At June 30, 2022, the applicable margin was 1.75% and the effective interest rate on the term loan was 3.65% A hypothetical 100-basis point increase in interest rates, and assuming a constant applicable margin, would result in an additional $0.3 million in interest expense related to the external debt per year.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

As a result of the sanctions imposed by the United States, United Kingdom and European Union, including sanctions imposing additional export restrictions on select products, we are no longer able to sell or distribute our products or services to the DNR, LNR or Crimea regions of Ukraine, have ceased the sale or distribution of products and the provision of service, to Russia or Belarus, closed our operations and terminated our employees in Russia. We cannot predict how long these restrictions will continue. These actions will have an adverse impact on our revenues and results of operations. In addition, the situation is rapidly evolving, and additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries may be imposed. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

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

Our business has been and may continue to be adversely impacted by the effects of a widespread outbreak of contagious disease, such as COVID-19. The COVID-19 pandemic has and could continue to impact our supply operations; for example, due to recent outbreaks of COVID-19 in China, regions where we manufacture some of our products in China were shut down in early 2022, reopening in the second quarter, causing an inability to manufacture our products and a reduction in the capacity of our supply chain during the shutdown. In addition, closures by the Chinese government in Shanghai over the same period resulted in closures of our third-party logistics and warehousing supplier, adversely impacting our ability to ship product in the first quarter, that did not ease until early in the second quarter. These shutdowns in China have, and may continue to, adversely impact our revenues, business, financial condition and results of operations. If continued shutdowns cause any of our suppliers to cease operating, we may have to move production to an alternate supplier, and as a result, we have sought and may continue to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us and from our supply chain and subsequently to our customers. In addition, constraints on supply operations as a result of COVID-19 have resulted and could continue to result in component part shortages due to global capacity constraints, such as the current global capacity constraint we are facing in the supply of component parts, particularly of chipsets and other semiconductor components, further impacting our ability to manufacture our products and meet demand. These restrictions and shortages have and may continue to cause lead times for our products to increase, making it difficult to meet demand.

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

In addition, freight and logistics constraints caused in part by restrictions imposed by governments to combat the COVID-19 pandemic and additionally due to container, trucking and carriage shortages, have resulted in increased costs and constrained available transport, for us and our channel partners, all at a time when global demand has increased.

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

We currently are, and will likely continue to experience shortages in available supply of required components, as well as an increase in the costs of components particularly semiconductor-related components and including components provided by Qualcomm. Foundries have experienced capacity shortages and have responded by allocating existing supply among their customers, including us. This capacity shortage has resulted in supply shortages that have caused increased lead times for many of our products and an increase in cost to manufacture our products. In addition, a global increase in demand for bandwidth has resulted in additional demand for products such as ours. Unpredictable price increases for such components has also occurred and may continue. We and our third-party manufacturers generally rely on purchase orders rather than long-term contracts with suppliers of required components. As a result, our third-party manufacturers have not been able to secure sufficient components, or at reasonable prices or of acceptable quality to build our products in a timely manner, adversely impacting our ability to meet demand for our products, and these constraints are expected to continue. As a result, we have and may need to continue to build inventory, increasing our costs and our use of cash. In addition, if our component suppliers cease manufacturing needed components, we could be required to redesign our products to incorporate components from alternative sources or designs, a process which would cause significant delays in the manufacture and delivery of our products.

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

Our third-party manufacturers predominantly operate outside of the U.S. causing us to face risks to our business based on changes in tariffs, trade barriers, export regulations, political conditions and contractual restrictions. For example, our cost of goods in the Wi-Fi and switch products, as well as most of our ePMP products, has been adversely affected by U.S. tariffs on goods produced for us in China and later imported into the United States. Our products manufactured in China and elsewhere have and may continue to be adversely affected by the outbreak of diseases such as COVID-19, as a result of government shutdowns or other restrictions on our manufacturing processes by our third-party manufacturers in China as well as on our third party logistics and warehousing supplier, impacting our ability to distribute products from our distribution centers. Products that we have manufactured for us in China, Mexico, and elsewhere may also be subject to any uncertainty of trade relations between such countries and the United States, which could cause the cost of our products manufactured there to rise, or result in our inability to continue to manufacture in such country. These constraints may result in a need to find alternative sources of manufacture, which could result in the delay of manufacture and supply of our products, increase our cost of manufacture, and cause a delay in our shipments to customers and a delay or cancellation of orders. If tensions between the United States and China increase, or if the United States or the United Kingdom or other countries impose restrictions or sanctions on our ability to do business in China or elsewhere, our ability to manufacture and distribute our products and our future operating results and financial condition could be materially adversely affected.

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

Cambium Networks Corporation

Date: August 5, 2022	By:	/s/ Atul Bhatnagar
Atul Bhatnagar
President and Chief Executive Officer

Date: August 5, 2022	By:	/s/ Andrew Bronstein
Andrew Bronstein
Chief Financial Officer