Form 10-Q
period 2022-09-30
Cambium Networks Corp
filed 2022-11-04
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 27,035,371 shares of ordinary shares, $0.0001 par value per share, outstanding.

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
•
the impact of the invasion of Ukraine by Russia and related sanctions imposed on Russia, Belarus and certain regions of Ukraine;
•
the impact of geopolitical actions, including growing tensions between the U.S. and China;
•
the impact of constraints on logistics and shipping due to labor shortages, container shortages or other constraints;
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
•
our inability to forecast demand with our suppliers and the risk of excess inventory;
•
our ability to maintain appropriate inventory levels and purchase commitments;
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
•
current or future unfavorable economic conditions, both domestically and in foreign markets; and

ii

•
our inability to obtain intellectual property protections for our products.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Cambium Networks Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,	September 30,
	2021	2022
		(unaudited)
ASSETS
Current assets
Cash	$59,291	$44,859
Receivables, net of allowances of $683 and $634	69,773	84,352
Inventories, net	33,777	50,641
Recoverable income taxes	860	299
Prepaid expenses	12,170	8,088
Other current assets	4,718	5,816
Total current assets	180,589	194,055
Noncurrent assets
Property and equipment, net	10,490	11,054
Software, net	5,867	7,772
Operating lease assets	5,899	4,548
Intangible assets, net	10,777	9,548
Goodwill	9,842	9,842
Deferred tax assets, net	7,604	9,593
Other noncurrent assets	1,200	1,035
TOTAL ASSETS	$232,268	$247,447
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$28,241	$28,167
Accrued liabilities	21,948	27,312
Employee compensation	16,601	6,475
Current portion of long-term external debt, net	2,489	3,155
Deferred revenues	6,880	8,226
Other current liabilities	5,981	6,853
Total current liabilities	82,140	80,188
Noncurrent liabilities
Long-term external debt, net	26,965	25,090
Deferred revenues	5,363	8,201
Noncurrent operating lease liabilities	4,112	2,558
Other noncurrent liabilities	1,551	1,589
Total liabilities	120,131	117,626
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2021 and September 30, 2022; 26,892,082 shares issued and 26,735,175 outstanding at December 31, 2021 and 27,216,120 shares issued and 27,016,104 outstanding at September 30, 2022	3	3
Additional paid in capital	124,117	133,158
Treasury shares, at cost, 156,907 shares at December 31, 2021 and 200,016 shares at September 30, 2022	(3,906)	(4,723)
Accumulated (deficit) earnings	(7,378)	2,811
Accumulated other comprehensive loss	(699)	(1,428)
Total shareholders' equity	112,137	129,821
TOTAL LIABILITIES AND EQUITY	$232,268	$247,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenues	$75,920	$81,200	$257,144	$212,392
Cost of revenues	39,900	40,034	130,862	108,621
Gross profit	36,020	41,166	126,282	103,771
Operating expenses
Research and development	12,082	11,747	36,302	34,425
Sales and marketing	9,938	10,767	29,696	31,494
General and administrative	6,640	7,186	22,065	22,936
Depreciation and amortization	1,548	1,506	4,707	4,486
Total operating expenses	30,208	31,206	92,770	93,341
Operating income	5,812	9,960	33,512	10,430
Interest expense, net	752	514	3,208	1,418
Other expense (income), net	88	165	209	(129)
Income before income taxes	4,972	9,281	30,095	9,141
Provision (benefit) for income taxes	355	(154)	(5,899)	(1,048)
Net income	$4,617	$9,435	$35,994	$10,189

Earnings per share
Basic	$0.17	$0.35	$1.37	$0.38
Diluted	$0.16	$0.34	$1.25	$0.36
Weighted-average number of shares outstanding to compute net earnings per share
Basic	26,540,843	26,977,155	26,342,113	26,855,395
Diluted	28,639,177	27,979,575	28,705,677	27,939,728

Share-based compensation included in costs and expenses:
Cost of revenues	$39	$56	$108	$163
Research and development	834	1,241	2,193	3,274
Sales and marketing	540	696	1,374	1,901
General and administrative	663	855	1,909	2,447
Total share-based compensation	$2,076	$2,848	$5,584	$7,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net income	$4,617	$9,435	$35,994	$10,189
Other comprehensive loss
Foreign currency translation adjustment	(38)	(283)	(122)	(729)
Comprehensive income	$4,579	$9,152	$35,872	$9,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended September 30, 2021
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at June 30, 2021	26,503	$3	$117,521	$(3,276)	$(13,422)	$(648)	$100,178
Net income	—	—	—	—	4,617	—	4,617
Share-based compensation	—	—	1,886	—	—	—	1,886
Issuance of vested shares	34	—	—	—	—	—	—
Treasury shares withheld for net settlement	(11)	—	—	(387)	—	—	(387)
Share options exercised	113	—	1,196	—	—	—	1,196
Foreign currency translation	—	—	—	—	—	(38)	(38)
Balance at September 30, 2021	26,639	$3	$120,603	$(3,663)	$(8,805)	$(686)	$107,452

	Nine Months Ended September 30, 2021
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2020	26,035	$3	$109,837	$(1,090)	$(44,799)	$(564)	$63,387
Net income	—	—	—	—	35,994	—	35,994
Share-based compensation	—	—	5,061	—	—	—	5,061
Issuance of ordinary shares under ESPP	39	—	1,164	—	—	—	1,164
Issuance of vested shares	195	—	—	—	—	—	—
Treasury shares withheld for net settlement	(55)	—	—	(2,573)	—	—	(2,573)
Share options exercised	425	—	4,541	—	—	—	4,541
Foreign currency translation	—	—	—	—	—	(122)	(122)
Balance at September 30, 2021	26,639	$3	$120,603	$(3,663)	$(8,805)	$(686)	$107,452

	Three Months Ended September 30, 2022
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated (deficit) earnings	Accumulated other comprehensive loss	Total shareholders' equity
Balance at June 30, 2022	26,964	$3	$130,430	$(4,512)	$(6,624)	$(1,145)	$118,152
Net income	—	—	—	—	9,435	—	9,435
Share-based compensation	—	—	2,615	—	—	—	2,615
Issuance of vested shares	47	—	—	—	—	—	—
Treasury shares withheld for net settlement	(12)	—	—	(211)	—	—	(211)
Share options exercised	17	—	113	—	—	—	113
Foreign currency translation	—	—	—	—	—	(283)	(283)
Balance at September 30, 2022	27,016	$3	$133,158	$(4,723)	$2,811	$(1,428)	$129,821

	Nine Months Ended September 30, 2022
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated (deficit) earnings	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2021	26,735	$3	$124,117	$(3,906)	$(7,378)	$(699)	$112,137
Net income	—	—	—	—	10,189	—	10,189
Share-based compensation	—	—	7,073	—	—	—	7,073
Issuance of ordinary shares under ESPP	87	—	1,606	—	—	—	1,606
Issuance of vested shares	193	—	—	—	—	—	—
Treasury shares withheld for net settlement	(43)	—	—	(817)	—	—	(817)
Share options exercised	44	—	362	—	—	—	362
Foreign currency translation	—	—	—	—	—	(729)	(729)
Balance at September 30, 2022	27,016	$3	$133,158	$(4,723)	$2,811	$(1,428)	$129,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months ended September 30,
	2021	2022
Cash flows from operating activities:
Net income	$35,994	$10,189
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,526	2,874
Amortization of software and intangible assets	2,720	2,750
Amortization of debt issuance costs	663	229
Share-based compensation	5,584	7,785
Deferred income taxes	(6,424)	(1,987)
Provision for inventory excess and obsolescence	(684)	1,719
Other	(176)	(94)
Change in assets and liabilities:
Receivables	(12,489)	(9,436)
Inventories	5,857	(18,583)
Prepaid expenses	(1,103)	4,054
Accounts payable	(7,110)	(347)
Accrued employee compensation	(1,786)	(10,159)
Accrued liabilities	(128)	286
Other assets and liabilities	951	3,640
Net cash provided by (used in) operating activities	24,395	(7,080)
Cash flows from investing activities:
Purchase of property and equipment	(4,197)	(3,242)
Purchase of software	(2,591)	(3,441)
Net cash used in investing activities	(6,788)	(6,683)
Cash flows from financing activities:
Repayment of term loan	(24,572)	(1,312)
Issuance of ordinary shares under ESPP	833	1,127
Taxes paid from shares withheld	(2,254)	(760)
Proceeds from share option exercises	4,541	362
Net cash used in financing activities	(21,452)	(583)
Effect of exchange rate on cash	(31)	(86)
Net decrease in cash	(3,876)	(14,432)
Cash, beginning of period	62,472	59,291
Cash, end of period	$58,596	$44,859
Supplemental disclosure of cash flow information:
Income taxes paid	$573	$908
Interest paid	$1,828	$497

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

Cambium Networks Corporation and its wholly owned subsidiaries provide fixed wireless broadband and enterprise solutions that work for businesses, communities and cities worldwide. Cambium Networks’ radios are deployed to connect people, places and things with a unified wireless fabric that spans multiple standards and frequencies of fixed wireless and Wi-Fi, all managed centrally via the cloud. The Company’s solutions are deployed in networks by service providers, enterprises, industrial and government connectivity solutions in urban, suburban and rural environments.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Cambium Networks Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2022, and for the three-month and nine-month periods ended September 30, 2021 and 2022, and the related notes are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and, in the opinion of management, reflect all adjustments, which comprise only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2022 and results of operations for the three-month and nine-month periods ended September 30, 2021 and 2022 and cash flows for the nine-month periods ended September 30, 2021 and 2022. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K and filed with the SEC on February 24, 2022. The results of operations for the three-month and nine-month periods ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the full year.

Update to Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in the 2021 Form 10-K, Part II, Item 8.

Note 2. Balance sheet components

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	September 30,
	2021	2022
		(unaudited)
Finished goods	$31,991	$44,893
Raw materials	7,353	11,962
Gross inventory	39,344	56,855
Less: Excess and obsolete provision	(5,567)	(6,214)
Inventories, net	$33,777	$50,641

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	September 30,
	2021	2022
		(unaudited)
Accrued goods and services	$12,278	$12,880
Accrued inventory purchases	2,218	2,053
Accrued customer rebates	7,355	12,065
Other	97	314
Accrued liabilities	$21,948	$27,312

Accrued warranty

Provisions for warranty claims are primarily related to our hardware products and are recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Nine months ended September 30,
	2021	2022
		(unaudited)
Beginning balance	$1,714	$1,731
Fulfillment of assumed acquisition warranty	(216)	(53)
Provision increase (decrease), net	233	7
Ending balance	$1,731	$1,685

At September 30, 2022, $1.2 million is included in Other current liabilities and $0.5 million is included in Other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Note 3. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	September 30,
	Useful Life	2021	2022
			(unaudited)
Equipment and tooling	3 to 5 years	$29,621	$32,097
Computer equipment	3 to 5 years	3,835	4,438
Furniture and fixtures	10 years	844	823
Leasehold improvements	2 to 3 years	457	475
Total cost		34,757	37,833
Less: Accumulated depreciation		(24,267)	(26,779)
Property and equipment, net		$10,490	$11,054

Total depreciation expense was $0.8 million and $1.0 million for the three-month periods ended September 30, 2021 and 2022, respectively and $2.5 million and $2.9 million for the nine-month period ended September 30, 2021 and 2022, respectively.

Note 4. Software

Software consisted of the following (in thousands):

		December 31, 2021			September 30, 2022
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance
					(unaudited)	(unaudited)	(unaudited)
Acquired and Software for internal use	3 to7 years	$15,855	$(14,907)	$948	$15,884	$(15,272)	$612
Software marketed for external sale	3 years	7,164	(2,245)	4,919	10,543	(3,383)	7,160
Total		$23,019	$(17,152)	$5,867	$26,427	$(18,655)	$7,772

Amortization of acquired and internal use software is computed using the straight-line method over an estimated useful life of generally three to seven years. Amortization expense recognized on acquired and internal use software is reflected in depreciation and amortization in the condensed consolidated statements of operations. Amortization expense was $0.1 million and $0.1 million for the three-month periods ended September 30, 2021 and 2022, respectively, and $0.5 million and $0.4 million for the nine-month periods ended September 30, 2021 and 2022, respectively.

Amortization expense recognized on software to be sold or marketed externally was $0.2 million and $0.4 million for the three-month periods ended September 30, 2021 and 2022, respectively, and $0.5 million and $1.1 million for the nine-month periods ended September 30, 2021 and 2022, respectively, and is included in cost of revenues on the condensed consolidated statements of operations.

Based on capitalized software assets at September 30, 2022, estimated amortization expense in future fiscal years is as follows (unaudited and in thousands):

Year ending December 31,	Acquired and internal use software	Software marketed for external use	Total
2022 (October - December)	$80	$442	$522
2023	244	2,749	2,993
2024	130	2,400	2,530
2025	82	1,436	1,518
2026	70	133	203
Thereafter	6	—	6
Total amortization	$612	$7,160	$7,772

Note 5. Goodwill and Intangible Assets

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

There was no change in the carrying amount of goodwill during the three-month period ended September 30, 2022 (unaudited).

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

Qualitative assessments for the quarter did not indicate the existence of impairment indicators. Based on the operating results for the nine-month period ended September 30, 2022 and other considerations, the Company believes that it is more likely than not that the enterprise value for its one reporting unit and the fair value of intangibles is still greater than their carrying values. Accordingly, no goodwill impairment indicators were present at September 30, 2022 that would necessitate an interim impairment assessment.

The useful life, gross carrying value, accumulated amortization, and net balance for each major class of definite-lived intangible assets at each balance sheet date were as follows (in thousands):

		December 31, 2021			September 30, 2022
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance
					(unaudited)	(unaudited)	(unaudited)
Unpatented technology	3 - 7 years	$14,660	$(14,555)	$105	$14,660	$(14,660)	$—
Customer relationships	5 - 18 years	19,300	(8,628)	10,672	19,300	(9,752)	9,548
Patents	7 years	11,300	(11,300)	—	11,300	(11,300)	—
Trademarks	10 years	5,270	(5,270)	—	5,270	(5,270)	—
Total		$50,530	$(39,753)	$10,777	$50,530	$(40,982)	$9,548

Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value at the end of their useful life. Intangible assets amortization expense was $0.6 million and $0.4 million for the three-month periods ended September 30, 2021 and 2022, respectively, and $1.7 million and $1.2 million for the nine-month periods ended September 30, 2021 and 2022, respectively.

Based on capitalized intangible assets as of September 30, 2022, estimated amortization expense amounts in future fiscal years are as follows (unaudited and in thousands):

Year ending December 31,	Amortization
2022 (October - December)	$374
2023	1,498
2024	1,498
2025	1,498
2026	1,498
Thereafter	3,182
Total amortization	$9,548

Note 6. Debt

As of September 30, 2022, the Company had $28.7 million outstanding under its current term loan facility and $0.0 million outstanding under its revolving credit facility. The Company has available $45.0 million under its revolving credit facility (unaudited).

The following table reflects the current and noncurrent portions of the external debt facilities at December 31, 2021 and September 30, 2022 (in thousands):

	December 31,	September 30,
	2021	2022
		(unaudited)
Term loan facility	$30,000	$28,688
Less debt issuance costs	(546)	(443)
Total debt	29,454	28,245
Less current portion of term facility	(2,625)	(3,281)
Current portion of debt issuance costs	136	126
Total long-term external debt, net	$26,965	$25,090

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

Interest accrues on the outstanding principal amount of the Term and Revolving Facilities on a quarterly basis and is equal to a base rate equal rate per annum determined by reference to the 1-month, 3-month or 6-month US Dollar LIBOR rate as selected by the Company, plus an applicable margin between 1.75% to 2.25% as determined by the Company’s performance as measured by the consolidated leverage ratio. At September 30, 2022, the applicable margin was 1.75% and the effective interest rate on the term loan was 5.15%. In addition to paying interest on the outstanding principal under the term loan facility, the Company is required to pay a quarterly commitment fee on the unutilized commitments under the revolving credit facility ranging from 0.20% to 0.25% as determined by the Company's performance as measured by the consolidated leverage ratio. The commitment fee was 0.20% at September 30, 2022. The Company is also required to pay letter of credit fees on the maximum amount available to be drawn under all outstanding letters of credit in an amount equal to the applicable margin on LIBOR-based borrowings under the revolving credit facility on a per annum basis, payable in arrears, as well as fronting fees for the issuance of letters of credit and agency fees.

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

Maturities on the external debt outstanding at September 30, 2022 is as follows (unaudited and in thousands):

Year ending December 31,
2022 (October - December)	$1,313
2023	2,625
2024	2,625
2025	2,625
2026	19,500
Total	$28,688

Borrowings under the BofA Credit Agreement are secured by a first-priority lien on substantially all of the Company’s assets, the equity interests in certain of the Company’s subsidiaries, and any intercompany debt. The Credit Agreement contains certain customary affirmative and negative covenants that are usual and customary for companies with similar credit ratings. As of September 30, 2022, the Company was in compliance with all affirmative and negative covenants (unaudited).

Net interest expense, including bank charges and amortization of debt issuance costs on the external debt, was $0.7 million and $0.5 million for the three-month periods ended September 30, 2021 and 2022, respectively, and $3.2 million and $1.4 million for the nine-month periods ended September 30, 2021 and 2022, respectively. The nine-month period ended September 30, 2021 included $0.3 million of additional amortization of debt issuance costs associated with the excess cash flow payment of $19.6 million made in the second quarter of 2021.

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

Note 7. Employee benefit plans

The Company’s employee benefit plans currently consist of a retirement plan in the United States and a separate defined contribution plan in the UK. The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. employees that satisfy certain eligibility requirements, including requirements related to age and length of service, are eligible to participate in the Cambium Networks, Inc. 401(k) Plan. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. Under the Cambium Networks, Inc. 401(k) Plan, the Company matches 100% of employee contributions to the 401(k) plan up to a maximum amount of 4% of eligible wages, which matching contributions are subject to vesting in equal annual increments over two years of service. All contributions, including the Company match, are made in cash. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $0.2 million and $0.2 million for the three-month periods ended September 30, 2021 and 2022, respectively, and $1.0 million and $1.2 million for the nine-month periods ended September 30, 2021 and 2022, respectively.

UK plan

UK employees who satisfy certain eligibility requirements are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan. Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% of eligible compensation and a company contribution rate of 5% of the employee’s basic salary. The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%. Company matching contributions vest immediately and employees are always vested in their own contributions. All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period. The total contributed by the Company under this plan was $0.1 million and $0.1 million for the three-month periods ended September 30, 2021 and 2022, respectively, and $0.3 million and $0.3 million for the nine-month periods ended September 30, 2021 and 2022, respectively.

Note 8. Other expense (income), net

Net other expense (income) changed from expense of $0.1 million for the three-month period ended September 30, 2021 to expense of $0.2 million for the three-month period ended September 30, 2022. Net other expense (income) changed from expense of $0.2 million for the nine-month period ended September 30, 2021 to income of $0.1 million for the nine-month period ended September 30, 2022. Other expense (income), net represents foreign exchange gains and losses.

Note 9. Share-based compensation

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

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the nine-month period ended September 30, 2022 (unaudited):

Number of shares
Available for grant at December 31, 2021	1,853,240
Added to 2019 Share Incentive Plan	1,320,000
RSUs granted	(402,546)
Options granted	(963,000)
Shares withheld in settlement of taxes and/or exercise price	43,109
Expirations	8,799
Forfeitures	115,493
Available for grant at September 30, 2022	1,975,095

Share-based compensation

The following table shows total share-based compensation expense for the three-month and nine-month periods ended September 30, 2021 and 2022 (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Cost of revenues	$39	$56	$108	$163
Research and development	834	1,241	2,193	3,274
Sales and marketing	540	696	1,374	1,901
General and administrative	663	855	1,909	2,447
Total share-based compensation expense	$2,076	$2,848	$5,584	$7,785

For the three-month periods ended September 30, 2021 and 2022, the Company recorded corresponding income tax benefits of $0.6 million and $0.3 million, respectively, and for the nine-month periods ended September 30, 2021 and 2022, the Company recorded corresponding tax benefits of $3.0 million and $0.8 million, respectively.

As of September 30, 2022, the Company estimates the pre-tax unrecognized compensation expense of $25.0 million, net of estimated forfeitures, related to all unvested share-based awards, including share options and restricted share units will be recognized through the third quarter of 2026. The Company expects to satisfy the exercise of share options and future distributions of shares for restricted share units by issuing new ordinary shares that have been reserved under the 2019 Plan.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. The Company utilized a forfeiture rate of 8.2% during the nine-month period ended September 30, 2022 for estimating the forfeitures of share options and restricted share units granted.

Share options

Share options typically have a contractual term of ten years from grant date and typically vest over a four-year period. The following is a summary of option activity for the Company’s share incentive plans for the nine-month period ended September 30, 2022 (unaudited):

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2021	2,797,992	$12.64	7.9	$38,295,799
Options granted	963,000	$15.61	—	$—
Options exercised	(44,119)	$8.20	—	$—
Options expired	(8,799)	$14.77	—	$—
Options forfeited	(85,958)	$8.53	—	$—
Outstanding at September 30, 2022	3,622,116	$13.58	7.6	$15,206,759
Options exercisable at September 30, 2022	1,833,090	$12.10	6.5	$9,925,892
Options vested and expected to vest at September 30, 2022	3,547,231	$13.56	7.5	$14,940,070

At September 30, 2022, the aggregate intrinsic value of options exercisable under the Company’s share incentive plans was $9.9 million. The Company had 44,119 options exercised during the nine-month period ended September 30, 2022.

At September 30, 2022, there was $13.7million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested share option awards. The unrecognized share-based compensation expense is expected to be recognized through the third quarter of 2026.

The fair value of options granted are estimated on the date of grant using the Black-Scholes option pricing model. The fair value of share options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of share options is estimated using the following weighted-average assumptions (unaudited):

	Nine Months Ended September 30,
	2021	2022
Expected dividend yield	—	—
Risk-free interest rate	1.14%	2.96%
Weighted-average expected volatility	50.9%	72.9%
Expected term (in years)	6.5	5.5
Weighted average grant-date fair value per share of options granted	$21.36	$9.94

Restricted shares

Restricted shares typically vest over a four-year period. The following is a summary of restricted shares activity for the Company’s share incentive plan for the nine-month period ended September 30, 2022 (unaudited):

	Units	Weighted average grant date fair value
RSU balance at December 31, 2021	547,343	$22.47
RSUs granted	402,546	$15.14
RSUs vested	(192,690)	$22.99
RSUs forfeited	(29,535)	$23.70
RSU balance at September 30, 2022	727,664	$18.23

During the nine-month period ended September 30, 2022, 402,546 RSUs were granted under the Company’s 2019 Share Incentive Plan and 192,690 RSUs vested. The Company withheld 43,109 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

As of September 30, 2022, there was $11.3 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested restricted share units. The unrecognized compensation expense is expected to be recognized through the third quarter of 2026.

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”). The ESPP was effective on June 25, 2019, and the initial offering period of six-months commenced on January 1, 2021. The current offering period of six months commenced on July 1, 2022 and runs through December 31, 2022. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s ordinary shares on the first trading day of the offering period and the purchase date. The ESPP includes an annual increase to the shares available for sale on the first day of each fiscal year beginning in 2020, equal to the lesser of: 275,000 shares, 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The Company registered 267,352 additional shares on February 25, 2022.

For the three-month periods ended September 30, 2021 and 2022, the Company recognized $0.2 million and $0.2 million, respectively, of share-based compensation expense related to the ESPP. For the nine-month periods ended September 30, 2021 and 2022, the Company recognized $0.5 million and $0.7 million, respectively, of share-based compensation expense related to the ESPP. There were 39,061 shares issued under the ESPP during the six-month offering period that ended on June 30, 2021 and 87,229 shares issued under the ESPP during the six-month offering period that ended on June 30, 2022.

Note 10. Share capital - shares

The following table reflects the share capital activity (unaudited):

	Number of shares	Par value (in thousands)
Balance at December 31, 2021	26,735,175	$3
Issuance of ordinary shares under employee share purchase plan	87,229	—
Issuance of vested shares	192,690	—
Share options exercised	44,119	—
Shares withheld for net settlement of shares issued	(43,109)	—
Balance at September 30, 2022	27,016,104	$3

As of September 30, 2022, no dividends have been declared or paid.

Note 11. Earnings per share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Numerator:
Net income	$4,617	$9,435	$35,994	$10,189
Denominator:
Basic weighted average shares outstanding	26,540,843	26,977,155	26,342,113	26,855,395
Dilutive effect of share option awards	1,785,873	755,196	1,968,804	840,828
Dilutive effect of restricted share units and restricted share awards	312,459	242,443	382,951	235,509
Dilutive effect of employee share purchase plan	2	4,781	11,809	7,996
Diluted weighted average shares outstanding	28,639,177	27,979,575	28,705,677	27,939,728
Net earnings per share, basic	$0.17	$0.35	$1.37	$0.38
Net earnings per share, diluted	$0.16	$0.34	$1.25	$0.36

Note 12. Income taxes

The Company’s provision for income taxes is based upon the estimated annual tax rate for the year applied to federal, state and foreign income. The Company recorded a provision for income taxes of $0.4 million and a benefit for income taxes of $0.2 million for the three-month periods ended September 30, 2021 and 2022, with an effective tax rate of 7.1% and (1.7)%, respectively. In the three-month period ended September 30, 2021, the effective tax rate of 7.1% was different from the statutory rate of 21.0%, primarily due to tax benefits arising on employee restricted share vesting and option exercises. For the three-month period ended September 30, 2022, the Company’s effective tax rate of (1.7)% was different from the statutory rate of 21.0%, primarily due to Foreign Derived Intangible Income, tax benefits arising on Research and Development tax credits, and changes to excess tax benefits on share-based compensation.

In the nine-month periods ended September 30, 2021 and 2022, the Company recorded a tax benefit of $5.9 million and $1.0 million, respectively, with an effective income tax rate of (19.6)% and (11.5)%, respectively. For the nine-month period ended September 30, 2021 the effective income tax rate of (19.6)% was different from the statutory rate of 21%, primarily due to the release of a valuation allowance against the loss carryforwards in the Company’s UK entity and tax benefits arising on employee restricted share vesting and option exercises. For the nine-month period ended September 30, 2022, the effective income tax rate of (11.5)% was different from the statutory rate of 21%, primarily due to tax benefits arising on Research and Development tax credits, Foreign Derived Intangible Income, the revaluing of certain UK deferred tax assets at a higher future tax rate, and changes to excess tax benefits on share-based compensation.

The Company reviews the likelihood that it will realize the benefit of its deferred tax assets and, therefore, the need for a valuation allowance on a quarterly basis.

In the first quarter of 2021, management concluded that all of the valuation allowance on the Company’s UK entity’s deferred tax assets was no longer needed. This was primarily due to a 12-quarter cumulative income through the first quarter of 2021 and the forecast of future taxable income. Accordingly, management recognized in 2021 a non-recurring tax benefit of $7.7 million related to the valuation allowance reversal. As of September 30, 2022, the Company continues to believe it is more likely than not that the net deferred tax assets will be realized by its UK entity.

Note 13. Commitments and contingencies

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

Purchase commitments with contract manufacturers and suppliers

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us, such as forecasted demand. The Company may be liable to purchase excess product or aged material from our suppliers following reasonable mitigation efforts.

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

Note 14. Segment information

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company determined that it operates as one operating segment and one reporting unit.

Note 15. Revenues from contracts with customers

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

Disaggregation of revenues

Revenues by product category were as follows (unaudited and in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2022		2021		2022
Point-to-Multi-Point	$50,144	66%	$26,090	32%	$167,739	65%	$85,285	40%
Point-to-Point	13,890	18%	15,409	19%	45,432	18%	45,807	21%
Enterprise	10,734	14%	38,330	47%	41,154	16%	77,852	37%
Other	1,152	2%	1,371	2%	2,819	1%	3,448	2%
Total Revenues	$75,920	100%	$81,200	100%	$257,144	100%	$212,392	100%

In the above table, the Company has renamed the Wi-Fi product category to Enterprise to more accurately represent the products and services included in this product category, which includes Wi-Fi, switching and software subscriptions.

The Company’s products are predominately sold through third-party distributors, and distributed through a third-party logistics provider with facilities in the United States, Netherlands and China. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations specified by its distributor customers.

Revenues by geography were as follows (unaudited and in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2022		2021		2022
North America	$36,564	48%	$30,086	37%	$140,105	54%	$89,547	42%
Europe, Middle East and Africa	23,414	31%	29,263	36%	67,047	26%	70,876	34%
Caribbean and Latin America	7,993	11%	8,935	11%	30,660	12%	21,979	10%
Asia Pacific	7,949	10%	12,916	16%	19,332	8%	29,990	14%
Total Revenues	$75,920	100%	$81,200	100%	$257,144	100%	$212,392	100%

Contract balances

The following table summarizes contract balances as of December 31, 2021 and September 30, 2022 (in thousands):

	December 31, 2021	September 30, 2022
		(unaudited)
Trade accounts receivable, net of allowance for credit losses	$68,788	$83,679
Deferred revenue - current	6,880	8,226
Deferred revenue - noncurrent	5,363	8,201
Refund liability	$2,516	$3,051

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

The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables. The Company’s standard credit terms with its customers are generally net 30 to 60 days. The Company had one customer representing more than 10% of trade receivables at December 31, 2021 and one customer representing more than 10% of trade receivables at September 30, 2022.

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of December 31, 2021, deferred revenue (current and noncurrent) of $12.2 million represents the Company’s remaining performance obligations, of which $6.9 million is expected to be recognized within one year, with the remainder to be recognized thereafter. As of September 30, 2022, deferred revenue (current and noncurrent) of $16.4 million represents the Company’s remaining performance obligations, of which $8.2 million is expected to be recognized within one year, with the remainder to be recognized thereafter (unaudited).

Revenue recognized during the three-month and nine-month periods ended September 30, 2022 which was previously included in deferred revenues as of December 31, 2021 was $1.5 million and $5.7 million, respectively, compared to $1.8 million and $5.4 million of revenue recognized during the three-month and nine-month periods ended September 30, 2021, respectively, which was previously included in deferred revenues as of December 31, 2020 (unaudited).

Cost to obtain a contract

Sales commissions are incremental costs of obtaining a contract. The Company has elected to recognize these expenses as incurred, as the amortization period of these costs is one year or less.

Note 16. Leases

The Company has operating leases for offices, vehicles and equipment. Leases with a term of 12 months or less are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term.

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

The components of lease expense were as follows and are included in general and administrative expense (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Operating lease cost	$630	$580	$1,981	$1,781
Short-term lease cost	82	99	222	352
Variable lease costs	125	171	354	461
Total lease expense	$837	$850	$2,557	$2,594

Supplemental balance sheet information related to leases were as follows (in thousands, except lease term and discount rate):

	Balance Sheet Caption	December 31, 2021	September 30, 2022
			(unaudited)
Operating leases:
Operating lease assets	Operating lease assets	$5,899	$4,548
Current lease liabilities	Other current liabilities	$2,116	$2,001
Noncurrent lease liabilities	Noncurrent operating lease liabilities	$4,112	$2,558
Weighted average remaining lease term (years):
Operating leases		3.35	2.78
Weighted average discount rate:
Operating leases		6.15%	6.12%

Supplemental cash flow information related to leases were as follows (unaudited and in thousands):

	Nine Months Ended September 30,
	2021	2022
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,976	$1,783

The Company’s current lease terms range from one to four years and may include options to extend the lease by one to four years.

Remaining maturities on lease liabilities as of September 30, 2022 is as follows (unaudited and in thousands):

Operating leases
2022 (October - December)	$611
2023	2,093
2024	1,086
2025	783
2026	374
Thereafter	—
Total lease payments	4,947
Less: interest	388
Present value of lease liabilities	$4,559

As of September 30, 2022, the Company does not have any leases that have not yet commenced.

Note 17. Related party transactions

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

For the three-month and nine-month periods ended September 30, 2021 and 2022, the Company did not have any related party transactions to disclose (unaudited).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes thereto of Cambium Networks Corporation (“Cambium”, “we”, “our”, or “us”) included elsewhere in this Quarterly Report on Form 10-Q and with the financial statements and related notes and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed February 24, 2022. Results for the three-month and nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We provide fixed wireless broadband and enterprise solutions for wireless internet, wireline, fiber, and mobile network operators who deliver connectivity services to residential consumers, including in remote locations, as well as to mid-sized enterprises in connectivity dependent industries such as hospitality, education and logistics. We also serve local, state and federal government agencies worldwide in support of public access and services. Finally, we enable connectivity for outdoor industrial processes as well as national defense organizations and applications.

Increasing demand for, and dimensionality of connectivity solutions are top challenges for network operators, particularly in today's staffing constrained economy. Our integrated network solution makes connectivity as easy and efficient as possible. We converge an array of elements such as indoor and outdoor Wi-Fi access points, edge switching and fixed wireless broadband solutions spanning a wide range of unlicensed and licensed radio frequencies, through a single cloud-based or on-premises network management system. The management system includes a growing list of network intelligence services that enables operation of one efficient and secure network. The solutions leverage industry standards making them both affordable and complementary to many existing technologies. Our multi-gigabit fixed wireless infrastructure can be a compelling alternative or complement to traditional fiber as well as a mobile-based fixed wireless infrastructure.

Cambium Networks' integrated network includes radios, switches, appliances, and services. Our embedded proprietary radio frequency (RF) technology and software includes intelligent radios, smart antennas, RF algorithms, and wireless-aware switches. These capabilities give network operators the flexibility to adapt to and optimize their network for changing environments. The cloud-based or on-premises network management software has open, application programming interfaces, or APIs, that facilitate the addition of new services to the network, sourced from Cambium Networks or third parties. For example, Cambium Networks recently released a Quality of Experience, or QoE, appliance and software as a service (SaaS) solution that enables broadband operators to customize network performance based on end user needs. All Cambium Networks solutions are backed by our global organization that provided support services tailored to meet the business needs of our customers.

We were formed in 2011 when Cambium Networks acquired the Point-to-Point, or PTP, and Point-to-Multi-Point, or PMP, businesses from Motorola Solutions. Prior to the acquisition, Motorola Solutions had invested over a decade in developing the technology and intellectual property assets that formed the foundation of our business, having launched the Canopy PMP business in 1999 and having acquired the Orthogon Systems PTP business in 2006. Following the acquisition, we renamed the business Cambium Networks, and we leveraged the technology to continue to develop and offer an extensive portfolio of reliable, scalable and secure enterprise-grade fixed wireless broadband PTP and PMP platforms, Wi-Fi, switching, and IIoT solutions.

We offer our fixed wireless broadband and enterprise solutions in three product categories:

•
PTP: We offer PTP solutions designed to operate in licensed and unlicensed spectrum from 220 MHz to 6.05 GHz and in licensed spectrum from 6-38 and 71-86 GHz. In addition, our PTP 700 operates in NATO Band IV from 4.4-5.9 GHz, as well as in the 7 GHz and 8 GHz bands, and meets stringent federal operating, performance and security standards. The mainstay of our backhaul offering is the PTP 670 for commercial applications and the PTP 700 for defense and national security applications. In addition, our PTP 820 and PTP 850 series offer carrier-grade microwave backhaul in licensed spectrum, and our PTP 550 offers price-performance leadership in spectral efficiency in sub-6 GHz unlicensed spectrum. In addition to dedicated point-to-point platforms, as technology has evolved, solutions have developed that, while principally supporting point-to-multi-point architectures, also support point-to-point applications, including the 60 GHz cnWave v3000 Client Node, the new 60 GHz cnWave v2000 and 60 GHz Bridge-in-a-Box, and the ePMP Force 425. Revenues from these products are included in the PMP product category in our revenues by product category reporting, as that is their primary application.
•
PMP: Our PMP portfolio ranges from our top-of-the-line PMP 450 series to our ePMP solutions for network operators that need to optimize for both price and performance to our cnReach family of narrow-bandwidth connectivity products for industrial communications. The PMP 450 series is optimized for performance in high-density and demanding physical environments, and includes the PMP 450m with integrated cnMedusa massive multi-user multiple input multiple output, or MU-MIMO, technology. The PMP 450 product line also supports the FCC’s Citizen Broadband Radio Service, or CBRS. PMP provides a high-quality platform at a more affordable price for less demanding environments. The ePMP 3000 supports 4x4 MU-MIMO and is complemented by a broad portfolio of ePMP Force 300 and the new ePMP 4500 subscriber radios. The FCC and other regulatory bodies around the world have begun to release the 6 GHz band, ranging from 5825 MHz to 7125 MHz, to unlicensed us in indoor and outdoor applications. We have commenced development on both the PMP 450 and the ePMP platform to take advantage of this new spectrum offering. cnRanger, our Fixed LTE solution, operates in the 2 GHz (Bands 38, 40, 41) and 3 GHz (Bands 42, 43, 48). Like the PMP 450 platform, the 3 GHz cnRanger solution supports the CRBS service, while the 2 GHz bands support the FCC’s Educational Broadband Service, or EBS, classification. cnReach products enable IIoT applications, such as supervisory control and data acquisition, or SCADA, processes in the oil and gas, electric utility, water, railroad and other industrial settings. In the fourth quarter of 2020, we began shipping our 60 GHz solution, cnWave, which enables Gbps networking using the 60 GHz band. We commenced commercial shipment of our fixed 5G platform, 28 GHz cnWave, operating from 24.25 to 29.50 GHz, encompassing the 3GPP 5G channels N257, N258 and N261 in March of 2022. In the fourth quarter of 2022, we expect to introduce the ePMP 4600 platform, operating in the 6 GHz band being opened by the FCC, and other regulatory bodies around the world. Broad adaptation in the U.S. is dependent on the FCC approving Automatic Frequency Coordination (AFC) services for commercial use, which we do not expect to occur until sometime in 2023.
•
Enterprise: Our Wi-Fi category has been renamed Enterprise to more accurately represent the products and services being offered in this product category, which includes Wi-Fi access points, switching, XMS and cnMaestro cloud-based management. Our Enterprise portfolio includes our cnPilot cloud-managed Wi-Fi solutions, our cnMatrix cloud-managed wireless-aware switching solution, and our Wi-Fi 6 portfolio of Wi-Fi 6 access points which support cnMaestro and cnMaestro X, and Xirrus XMS management. cnPilot is for indoor and outdoor enterprise, small business, and home applications and offers a range of Wi-Fi access points and RF technology that enable network optimization based on desired geographic coverage and user density. cnMatrix provides the intelligent interface between wireless and wired networks. cnMatrix’s policy-based configuration accelerates network deployment, mitigates human error, increases security, and improves reliability. Xirrus has a portfolio of high-performance enterprise Wi-Fi access points and cloud-based subscription services. In June 2020, we introduced our first Wi-Fi 6 access point, the XV3-8, which supports both cnPilot and Xirrus solutions. In January 2021, we announced our XE series, which incorporates Wi-Fi 6E, support of the 6 GHz band, and we commenced shipment in the first quarter of 2022. Additional Wi-Fi 6 access points are under development and will be released through the end of 2022. In the first quarter of 2021, we introduced and began shipping the cnMatrix TX 2020R-P. The TX 2020R-P is the first in a series of switches designed specifically to support PMP and PTP fixed wireless broadband networks, incorporating the cnMatrix enterprise-class feature set and incorporating additional features and services pertinent to network operators deploying fixed wireless broadband networks. The TX 2012R-P was introduced in April of 2021 and with the December 2021 introduction of the TX 2028RF-P, we have a comprehensive portfolio of switches to support our range of PMP and PTP network operators, complimenting the EX-series intended to support enterprise Wi-Fi networks.

We generate the majority of our sales through our global channel distribution network, including, as of September 30, 2022, approximately 170 distributors that we sell to directly, together with over 12,000 value added resellers and system integrators supplied by these distributors for further sales to end-users. Our channel partners provide lead generation, pre-sales support and product fulfillment, and with professional services for network design, installation, commissioning and on-going field support. Although we fulfill sales almost exclusively through our channel partners, through our global sales team we engage directly with network operators in our key vertical markets including service providers, enterprises, industrials, defense and national security entities, and state and local governments. Our sales team responds to bids or requests for quotes, typically in collaboration with a channel partner. Our distributors carry inventory of our products for resale, and generally have stock rotation rights only if they simultaneously place an off-setting new order for product. As such, we generally recognize revenue from sales to distributors on a sell-in basis, and manage our finished goods inventory to plan for distributor demand.

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

Trends impacting our business

Component shortages and increased freight costs

We are seeing improved availability of components. We still have some pockets of significant constraint. There are signals that lead-times will be decreasing in 2023, however, at this time, they are still at the highest we have ever seen, and they are impacting our ability to timely react to changing demand from our customers, if needed. Shortages and long lead-times on components has and may continue to have an adverse effect on our ability to meet customer orders, and are resulting in increased component and delivery costs while significantly improved from previous quarters. Shortages in this context are expected throughout 2023. We have also experienced price increases in base commodities, impacting component pricing generally. Current inflationary pressures and the cost of the high dollar might lead to future component price increases. These component shortages and increases in costs have impacted, and are expected to continue to impact, our sales and revenues, gross margins and net income. In addition, if we are required to continue to make prepayments to our suppliers to procure inventory, this could further reduce working capital.

Logistics challenges remain. The geopolitical and COVID-19 dynamics are having an on-going impact on the relevant freight availability and costs. Logistics and freight costs have stabilized and are decreasing in certain areas. There is high variability by freight mode and by lane and we expect this to remain in 2023. The use of expedited freight modes has increased our cost of revenues, resulting in a decrease in our gross margins, and is expected to continue in the short term as a result of component shortages.

COVID-19

The impact of the COVID-19 pandemic, and the disruption to our business and operations as well as the operations of our customers and suppliers continues to ease. The extent of any continued impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, new government shutdowns particularly in China, and related restrictions on travel and transportation and other actions that may be taken by governmental authorities in the future, and the impact to the business of our suppliers or customers, all of which are uncertain and cannot be predicted.

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

Financial results for the three-month period ended September 30, 2022

•
Total revenue was $81.2 million, an increase of 6.6% year-over-year
•
Gross margin was 50.7%
•
Total costs of revenues and operating expenses were $71.2 million
•
Operating income was $9.7 million
•
Net income was $9.4 million

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

Research and development

In addition to personnel-related costs, research and development expense consists of costs associated with design and development of our products, product certification, travel and recruiting. We generally recognize research and development expense as incurred. For certain of our software projects under development, we capitalize the development cost during the period between determining technological feasibility of the product and commercial release. We amortize the capitalized development cost upon commercial release, generally over three years, which is included in cost of revenues. We typically do not capitalize costs related to the development of first-generation product offerings as technological feasibility generally coincides with general availability of the software. For the remainder of 2022, we expect research and development costs to increase as we increase the size of our research and development organization and continue to invest in our future products and services.

Sales and marketing

In addition to personnel costs for sales, marketing, service and product line management personnel, sales and marketing expense consists of our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, national and local regulatory approval on our products, travel and entertainment, and recruiting. For the remainder of 2022, we expect sales and marketing expense to continue to increase as COVID restrictions are further lifted and we increase the size of our sales, marketing, service, and product line management organization in support of our growth, conduct and attend in person marketing events, and, in particular, as we continue to expand our global distribution network.

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

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2022	2021	2022
Statements of Operations Data:
Revenues	$75,920	$81,200	$257,144	$212,392
Cost of revenues	39,900	40,034	130,862	108,621
Gross profit	36,020	41,166	126,282	103,771
Operating expenses
Research and development	12,082	11,747	36,302	34,425
Sales and marketing	9,938	10,767	29,696	31,494
General and administrative	6,640	7,186	22,065	22,936
Depreciation and amortization	1,548	1,506	4,707	4,486
Total operating expenses	30,208	31,206	92,770	93,341
Operating income	5,812	9,960	33,512	10,430
Interest expense, net	752	514	3,208	1,418
Other expense (income), net	88	165	209	(129)
Income before income taxes	4,972	9,281	30,095	9,141
Provision (benefit) for income taxes	355	(154)	(5,899)	(1,048)
Net income	$4,617	$9,435	$35,994	$10,189

	Three months ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022
Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	52.6%	49.3%	50.9%	51.1%
Gross margin	47.4%	50.7%	49.1%	48.9%
Operating expenses
Research and development	15.9%	14.5%	14.1%	16.2%
Sales and marketing	13.1%	13.3%	11.6%	14.8%
General and administrative	8.7%	8.8%	8.6%	10.8%
Depreciation and amortization	2.0%	1.8%	1.8%	2.2%
Total operating expenses	39.7%	38.4%	36.1%	44.0%
Operating income	7.7%	12.3%	13.0%	4.9%
Interest expense, net	1.0%	0.6%	1.2%	0.7%
Other expense (income), net	0.1%	0.3%	0.1%	(0.1)%
Income before income taxes	6.6%	11.4%	11.7%	4.3%
Provision (benefit) for income taxes	0.5%	(0.2)%	(2.3)%	(0.5)%
Net income	6.1%	11.6%	14.0%	4.8%

Comparison of three-month period ended September 30, 2021 to the three-month period ended September 30, 2022

Revenues

	Three months ended September 30,		Change
(dollars in thousands)	2021	2022	$	%
Revenues	$75,920	$81,200	$5,280	7.0%

Revenues increased $5.3 million, or 7.0%, to $81.2 million for the three-month period ended September 30, 2022 from $75.9 million for the three-month period ended September 30, 2021, with the largest increase in our enterprise product category driven by improved supply along with increased demand for our switching products mostly offset by lower demand in our point-to-multi-point products driven by a product transition to new gigabit technologies in our product portfolio. Revenues benefited from the increase in the number of our channel partners, which consists of over 12,000 channel partners as of September 30, 2022.

Revenues by product category

	Three months ended September 30,		Change
(dollars in thousands)	2021	2022	$	%
Point-to-Multi-Point	$50,144	$26,090	$(24,054)	(48.0)%
Point-to-Point	13,890	15,409	1,519	10.9%
Enterprise	10,734	38,330	27,596	257.1%
Other	1,152	1,371	219	19.0%
Total revenues by product category	$75,920	$81,200	$5,280	7.0%

Point-to-Multi-Point

Our PMP revenues decreased $24.1 million, or 48.0%, from the three-month period ended September 30, 2021 to 2022, and represented 66% and 32% of our total revenues over the same periods, respectively. Decreases in point-to-multi-point revenues in North America and Europe, Middle East, Africa drove most of the decline due to decreased demand for certain products due to product transition to new gigabit technologies in our product portfolio.

Point-to-Point

PTP revenues increased $1.5 million, or 10.9%, from the three-month period ended September 30, 2021 to 2022 mostly driven by increased revenues in North America as a result of increased demand from the federal government.

Enterprise

Enterprise revenues increased $27.6 million, or 257.1%, from the three-month period ended September 30, 2021 to 2022. Our Wi-Fi product category has been renamed Enterprise to more accurately represent the products and services included in this product category. Enterprise revenues improved in all regions driven by increased demand and improved supply with increased revenues mostly from Wi-Fi 6 and switching products.

Revenues by geography

	Three months ended September 30,		Change
(dollars in thousands)	2021	2022	$	%
North America	$36,564	$30,086	$(6,478)	(17.7)%
Europe, Middle East, Africa	23,414	29,263	5,849	25.0%
Caribbean and Latin America	7,993	8,935	942	11.8%
Asia Pacific	7,949	12,916	4,967	62.5%
Total revenues by geography	$75,920	$81,200	$5,280	7.0%

Revenues increased in Europe, Middle East, Africa, Caribbean and Latin America and Asia Pacific regions with decreased revenues in North America from the three-month period ended September 30, 2021 to September 30, 2022. Europe, Middle East, Africa revenues increased $5.8 million, or 28.0%, mostly related to higher enterprise revenues due to improved supply and increased demand partially offset by lower PMP revenues due to lower demand and product transition to new gigabit technologies in our product portfolio. Caribbean and Latin America revenues increased $0.9 million, or 11.8%, mostly due to higher enterprise revenues due to improved supply and increased demand and higher PTP revenues partially offset by lower PMP revenues driven by lower demand. Asia Pacific revenues increased $5.0 million, or 62.5%, mostly due to higher enterprise revenues due to increased demand along with higher PMP revenues. North America revenues decreased $6.5 million, or 17.7%, primarily due to lower PMP revenues driven by lower demand due to a product transition to new gigabit technologies in our product portfolio, partially offset by higher Wi-Fi revenues mostly due to improved supply and increased demand and higher PTP revenues driven by an increase in demand by the federal government.

Cost of revenues and gross margin

	Three months ended September 30,		Change
(dollars in thousands)	2021	2022	$	%
Cost of revenues	$39,900	$40,034	$134	0.3%
Gross margin	47.4%	50.7%		330 bps

Cost of revenues increased $0.1 million, or 0.3%, to $40.0 million for the three-month period ended September 30, 2022 from $39.9 million for the three-month period ended September 30, 2021. The increase in cost of revenues was primarily due to increased revenues partially offset by decreased production costs due to decreases in component charges as a result of increased availability of components.

Gross margin increased to 50.7% for the three-month period ended September 30, 2022 from 47.4% for the three-month period ended September 30, 2021. The increase reflects increased revenues from higher margin products and the impact of price increases along with lower production costs due to improvements in component availability reducing component costs. In addition, the increase in gross margin reflects lower logistics costs as rates for all transportation modes have decreased, offset by the increase in our excess and obsolescence reserve.

Operating expenses

	Three months ended September 30,		Change
(dollars in thousands)	2021	2022	$	%
Research and development	$12,082	$11,747	$(335)	(2.8)%
Sales and marketing	9,938	10,767	829	8.3%
General and administrative	6,640	7,186	546	8.2%
Depreciation and amortization	1,548	1,506	(42)	(2.7)%
Total operating expenses	$30,208	$31,206	$998	3.3%

Research and development

Research and development expense decreased $0.3 million, or 2.8%, to $11.7 million for the three-month period ended September 30, 2022 from $12.1 million for the three-month period ended September 30, 2021. As a percentage of revenues, research and development expenses decreased to 14.5% in 2022 from 15.9% in 2021 over the same period. The decrease in research and development expense was primarily due to $0.8 million lower corporate bonus expense due to lower financial performance, $0.4 million lower engineering material costs due to timing of purchases and $0.4 million higher capitalized software cost due to increases in projects eligible for capitalization partially offset by $0.5 million higher outside services expense and $0.3 million higher homologation and regulatory expense due to the increase and timing of projects along with $0.4 million higher share-based compensation expense and $0.1 million of higher staff-related costs.

Sales and marketing

Sales and marketing expense increased $0.8 million, or 8.3%, to $10.8 million for the three-month period ended September 30, 2022 from $9.9 million for the three-month period ended September 30, 2021. As a percentage of revenues, sales and marketing expense increased to 13.3% in 2022 from 13.1% in 2021 over the same period. The increase in sales and marketing expense was primarily due to $0.3 million higher travel-related spend as restrictions on travel and in person conferences imposed by the COVID-19 pandemic continue to lessen in parts of the world, $0.3 million higher sales incentive plan expense along with $0.2 million higher share-based compensation expense.

General and administrative

General and administrative expense increased $0.5 million, or 8.2%, to $7.2 million for the three-month period ended September 30, 2022 from $6.6 million for the three-month period ended September 30, 2021. As a percentage of revenues, general and administrative expense increased to 8.8% in 2022 from 8.7% in 2021 over the same period. The increase in general and administrative expense was primarily due to $0.3 million higher professional fees, $0.2 million higher share-based compensation expense, $0.2 million nonrecurring expenses related to strategic initiatives and $0.1 million higher travel-related spend mostly offset by $0.4 million lower corporate bonus expense due to lower financial performance.

Depreciation and amortization

Depreciation and amortization expense remained flat from the three-month period ended September 30, 2021 to the three-month period ended September 30, 2022.

Interest expense, net

	Three months ended September 30,		Change
(dollars in thousands)	2021	2022	$	%
Interest expense, net	$752	$514	$(238)	(31.6)%

Interest expense decreased $0.2 million, or 31.6%, to $0.5 million for the three-month period ended September 30, 2022 from $0.8 million for the three-month period ended September 30, 2021. The decrease was primarily due to a reduction in the interest rate on the term loan and lower bank charges.

Other expense, net

	Three months ended September 30,		Change
(dollars in thousands)	2021	2022	$	%
Other expense, net	$88	$165	$77	87.5%

Other expense, net changed from expense of $0.1 million for the three-month period ended September 30, 2021 to expense of $0.2 million for the three-month period ended September 30, 2022, primarily due to foreign currency fluctuations.

Provision for income taxes

	Three months ended September 30,		Change
(dollars in thousands)	2021	2022	$	%
Provision (benefit) for income taxes	$355	$(154)	$(509)	(143.4)%
Effective income tax rate	7.1%	(1.7)%

Our benefit for income taxes was $0.2 million for the three-month period ended September 30, 2022 and a provision for income taxes of $0.4 million for the three-month period ended September 30, 2021. The effective income tax rates were (1.7)% and 7.1% over the same periods, respectively, and reflect the application of our expected annual tax rate to pre-tax results for each of the periods as well as discrete tax impacts that arise during the periods. In the three-month period ended September 30, 2021, the effective income tax rate of 7.1% was different from the statutory rate of 21.0% primarily due tax benefits arising on employee restricted share vesting and option exercises. In the three-month period ended September 30, 2022, our effective income tax rate of (1.7)% was different from the statutory rate of 21.0% primarily due to Foreign Derived Intangible Income, tax benefits arising on Research and Development tax credits, and changes to excess tax benefits on share-based compensation.

Comparison of nine-month period ended September 30, 2021 to the nine-month period ended September 30, 2022

Revenues

	Nine months ended September 30,		Change
(dollars in thousands)	2021	2022	$	%
Revenues	$257,144	$212,392	$(44,752)	(17.4)%

Revenues decreased $44.7 million, or 17.4%, to $212.4 million for the nine-month period ended September 30, 2022 from $257.1 million for the nine-month period ended September 30, 2021, with the largest decrease in our point-to-multi-point product category. Revenues for the nine-month period ended September 30, 2022 were negatively impacted by global supply and distribution constraints affecting the procurement and shipment of products, namely the lockdowns in Shenzhen and Shanghai by the Chinese government to combat increased incidences of COVID-19, which closed our distribution and warehousing facility and some of our manufacturing facilities during the first and second quarter of 2022. Both of these restrictions were lifted, and our revenues have improved during the third quarter of 2022, especially within our enterprise product category. Although revenues decreased, we continue to increase the number of channel partners, which consists of over 12,000 channel partners as of September 30, 2022.

Revenues by product category

	Nine months ended September 30,		Change
(dollars in thousands)	2021	2022	$	%
Point-to-Multi-Point	$167,739	$85,285	$(82,454)	(49.2)%
Point-to-Point	45,432	45,807	375	0.8%
Enterprise	41,154	77,852	36,698	89.2%
Other	2,819	3,448	629	22.3%
Total revenues by product category	$257,144	$212,392	$(44,752)	(17.4)%

Point-to-Multi-Point

Our PMP revenues decreased $82.5 million, or 49.2%, from the nine-month period ended September 30, 2021 to 2022, and represented 65% and 40% of our total revenues over the same periods, respectively. Decreases in point-to-multi-point revenues in both North America and Europe, Middle East and Africa drove most of the decline as supply constraints and distribution challenges during the first half of the year negatively impacted our ability to procure and ship product along with lower demand from service providers due to a product transition to new gigabit technologies in our product portfolio.

Point-to-Point

PTP revenues increased $0.4 million, or 0.8%, from the nine-month period ended September 30, 2021 to 2022 mostly driven by increased demand for backhaul products in Asia Pacific and Caribbean and Latin America offset by lower demand in North America. PTP revenues benefitted from increased demand from the federal government in North America.

Enterprise

Enterprise revenues increased $36.7 million, or 89.2%, from the nine-month period ended September 30, 2021 to 2022. Our Wi-Fi product category has been renamed Enterprise to more accurately describe the products and services being included in this product category. Enterprise revenues were driven by increased demand for Wi-Fi 6/6E and switching products, with the largest increase in revenues in Europe, Middle East and Africa. Enterprise revenues are improving after being negatively impacted in the first half of 2022 due to component shortages and the lockdowns in China impacting our ability to procure and ship product.

Revenues by geography

	Nine months ended September 30,		Change
(dollars in thousands)	2021	2022	$	%
North America	$140,105	$89,547	$(50,558)	(36.1)%
Europe, Middle East, Africa	67,047	70,876	3,829	5.7%
Caribbean and Latin America	30,660	21,979	(8,681)	(28.3)%
Asia Pacific	19,332	29,990	10,658	55.1%
Total revenues by geography	$257,144	$212,392	$(44,752)	(17.4)%

Revenues decreased in North America and Caribbean and Latin America regions, with increased revenues in Asia Pacific and Europe, Middle East, Africa from the nine-month period ended September 30, 2021 to September 30, 2022. North America revenues decreased $50.6 million, or 36.1%, primarily due to lower PMP revenues driven by lower demand from service providers, mostly due to a technology transition, and supply and distribution challenges from China in the first half of the year along with lower PTP revenues driven by lower demand for backhaul products offset by increased sales to the federal government. This decrease was partially offset by higher enterprise revenues due to increased demand for Wi-Fi 6/6E and switching products. Caribbean and Latin America revenues decreased $8.7 million, or 28.3%, mostly due to lower PMP and enterprise revenues driven by decreased demand and supply and distribution constraints in the first half of the year. Asia Pacific revenues increased $10.7 million, or 55.1%, driven by higher enterprise revenues as a result of increased supply and increased and larger sales along with higher PMP and PTP revenues. Europe, Middle East, Africa revenues increased $3.8 million, or 5.7%, driven by higher enterprise revenues due to increased demand and new product introductions partially offset by lower PMP revenues due to a technology transition.

Cost of revenues and gross margin

	Nine months ended September 30,		Change
(dollars in thousands)	2021	2022	$	%
Cost of revenues	$130,862	$108,621	$(22,241)	(17.0)%
Gross margin	49.1%	48.9%		(20) bps

Cost of revenues decreased $22.2 million, or 17.0%, to $108.6 million for the nine-month period ended September 30, 2022 from $130.9 million for the nine-month period ended September 30, 2021. The decrease in cost of revenues was primarily due to decreased revenues but was impacted by higher production costs during the first half of 2022 due to increases in component charges as a result of component shortages and increases in component costs and in freight and logistics charges as a result of cost increases due to container shortages, use of other distribution, shipment and transportation modes, and increases in costs by logistics and freight providers to meet the high global demand. These impacts were partially offset by price increases and increases in Wi-Fi device and software subscription revenues.

Gross margin decreased slightly to 48.9% for the nine-month period ended September 30, 2022 from 49.1% for the nine-month period ended September 30, 2022. The decrease reflects higher production costs due to increases in component charges as a result of component shortages and increases in component costs, and higher logistics costs to meet demand, including costs of alternative distribution, shipment and transportation modes as a result of government shutdowns in China experienced in the first half of 2022 partially offset by improvements due to price increases and increases in revenues on higher margin products.

Operating expenses

	Nine months ended September 30,		Change
(dollars in thousands)	2021	2022	$	%
Research and development	$36,302	$34,425	$(1,877)	(5.2)%
Sales and marketing	29,696	31,494	1,798	6.1%
General and administrative	22,065	22,936	871	3.9%
Depreciation and amortization	4,707	4,486	(221)	(4.7)%
Total operating expenses	$92,770	$93,341	$571	0.6%

Research and development

Research and development expense decreased $1.9 million, or 5.2%, to $34.4 million for the nine-month period ended September 30, 2022 from $36.3 million for the nine-month period ended September 30, 2021. As a percentage of revenues, research and development expenses increased to 16.2% in 2022 from 14.1% in 2021 over the same period. The decrease in research and development expense was primarily due to $3.8 million lower corporate bonus expense due to lower financial performance along with $0.5 million higher capitalized software costs due to increase in projects eligible for capitalization and $0.2 million lower engineering project material costs. The decrease was partially offset by $1.1 million higher share-based compensation expense, $0.6 million higher staffing-related spend due to increased headcount, $0.6 million higher contractor costs, $0.2 million higher travel-related costs and $0.1 million higher homologation and regulatory testing expense.

Sales and marketing

Sales and marketing expense increased $1.8 million, or 6.1%, to $31.5 million for the nine-month period ended September 30, 2022 from $29.7 million for the nine-month period ended September 30, 2021. As a percentage of revenues, sales and marketing expense increased to 14.8% in 2022 from 11.6% in 2021 over the same period. The increase in sales and marketing expense was primarily due to $0.9 million higher payroll-related costs, mostly due to merit increases, along with $0.5 million higher share-based compensation expense and $0.2 million severance expense related to restructuring activities in Russia. The increase was also driven by $0.8 million higher travel-related spend and $0.3 million higher trade show and marketing-related spend as restrictions on travel and conferences imposed by the COVID-19 pandemic continue to lessen in parts of the world, $0.1 million higher homologation and regulatory testing expense and $0.1 million higher software subscription fees. These increases were partially offset by $1.4 million lower corporate bonus and sales incentive plan expense due to lower financial performance.

General and administrative

General and administrative expense increased $0.9 million, or 3.9%, to $22.9 million for the nine-month period ended September 30, 2022 from $22.1 million for the nine-month period ended September 30, 2021. As a percentage of revenues, general and administrative expense increased to 10.8% in 2022 from 8.6% in 2021 over the same period. The increase in general and administrative expense was primarily due to $0.6 million higher payroll-related costs, mostly driven by $0.2 million nonrecurring severance recognized in the second quarter of 2022, along with $0.5 million increase in share-based compensation expense. The remainder of the increase was driven by $0.7 million higher professional services fees, $0.3 million higher business tax expense, and $0.3 million higher IT expense, mostly for subscription licenses for company-wide headcount increases. These increases were mostly offset by $1.7 million lower corporate bonus expense due to lower financial performance.

Depreciation and amortization

Depreciation and amortization expense decreased $0.2 million, or 4.7%, to $4.5 million for the nine-month period ended September 30, 2022 from $4.7 million for the nine-month period ended September 30, 2021. The decrease in depreciation and amortization was primarily driven by the amortization of finite-lived intangibles being fully amortized in the fourth quarter of 2021 offset by slightly higher depreciation on new assets placed in service.

Interest expense, net

	Nine months ended September 30,		Change
(dollars in thousands)	2021	2022	$	%
Interest expense, net	$3,208	$1,418	$(1,790)	(55.8)%

Interest expense decreased $1.8 million, or 55.8%, to $1.4 million for the nine-month period ended September 30, 2022 from $3.2 million for the nine-month period ended September 30, 2021. The decrease was primarily due to a reduction in the interest rate and lower principal balance on the term loan. The nine-month period ended September 30, 2021 also included $0.3 million of additional amortization of debt issuance costs as a result of the $19.6 million excess cash flow payment made in May 2021.

Other expense (income), net

	Nine months ended September 30,		Change
(dollars in thousands)	2021	2022	$	%
Other expense (income), net	$209	$(129)	$(338)	nm

Other expense (income), net changed from expense of $0.2 million for the nine-month period ended September 30, 2021 to income of $0.1 million for the nine-month period ended September 30, 2022, primarily due to foreign currency fluctuations.

Benefit for income taxes

	Nine months ended September 30,		Change
(dollars in thousands)	2021	2022	$	%
Benefit for income taxes	$(5,899)	$(1,048)	$4,851	(82.2)%
Effective income tax rate	(19.6)%	(11.5)%

Our benefit for income taxes was $1.0 million for the nine-month period ended September 30, 2022 and $5.9 million for the nine-month period ended September 30, 2021. The effective income tax rates were (11.5)% and (19.6)% over the same periods, respectively, and reflect the application of our expected annual tax rate to pre-tax results for each of the periods as well as discrete tax impacts that arise during the period. For the nine-month period ended September 30, 2021, the effective income tax rate of (19.6)% was different from the statutory rate of 21.0% primarily due to the release of a valuation allowance against the loss carryforwards in the Company's UK entity, resulting in recognition of tax benefit, and tax benefits arising on employee restricted share vesting and option exercises. For the nine-month period ended September 30, 2022, the effective income tax rate of (11.5)% was different from the statutory rate of 21.0% primarily due to tax benefits arising on Research and Development tax credits, Foreign Derived Intangible Income, the revaluing of certain UK deferred tax assets at a higher future tax rate, and changes to excess tax benefits on share-based compensation.

Liquidity and Capital Resources

As of September 30, 2022, we had a cash balance of $44.9 million. Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures. We believe these needs will be satisfied over at least the next 12 months using existing cash and using cash flow generated by our operations. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We expect to regularly assess market conditions and may take measures, including raising additional equity or incurring additional debt if and when our board of directors determines that doing so is in our best interest.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

Cash flows from operating activities

	Nine months ended September 30,
	2021	2022
Cash provided by (used in) operating activities	$24,395	$(7,080)
Cash used in investing activities	$(6,788)	$(6,683)
Cash used in financing activities	$(21,452)	$(583)

Net cash provided by operating activities for the nine-month period ended September 30, 2021 of $24.4 million consisted primarily of net income of $36.0 million, an increase in deferred tax assets of $6.4 million, adjustments for depreciation and amortization and other impacts of $5.0 million, share-based compensation expense of $5.6 million, and changes in operating assets and liabilities that resulted in net cash outflows of $15.8 million. The changes in operating assets and liabilities consisted primarily of a $12.5 million increase in accounts receivable as a result of higher sales in 2021, a $7.1 million decrease in accounts payable related to timing of purchases and payments, $1.8 million decrease in accrued employee compensation primarily due to the payment of the 2020 corporate bonus net of the accrual for 2021 corporate bonus and sales incentive plan accruals, and a $1.1 million increase in prepaid expenses mostly driven by the payment of the directors' and officers' insurance policy in the third quarter of 2021. This was partially offset by a $5.9 million decrease in inventories due to higher sales in the first three quarters of 2021 and the impact of the global component shortage on the costs to procure inventory and $0.8 million increase in cash provided by all other assets and liabilities, mostly driven by the increase in deferred revenues offset by the net increase in our directors' and officers' insurance policy.

Net cash used in operating activities for the nine-month period ended September 30, 2022 of $7.1 million consisted of net income of $10.6 million, share-based compensation expense of $7.8 million and adjustments for depreciation and amortization and other non-cash impacts of $7.5 million, an increase in deferred tax assets of $2.0 million and changes in operating assets and liabilities that resulted in net cash outflows of $31.0 million. The changes in operating assets and liabilities consisted primarily of a $18.6 million increase in inventories due to management's plan to build inventory in response to supply chain constraints and higher revenue expectation in the fourth quarter of 2022, a $10.2 million decrease in accrued variable compensation primarily due to the payment of the 2021 corporate bonus net of the 2022 corporate bonus accrual and $9.4 million increase in accounts receivable reflecting the impact of higher sales and timing of collections. These uses of cash were partially offset by $4.0 million lower prepaid expenses, mostly as a result of decrease vendor prepayments to procure inventory, and $3.5 million increase in cash provided by all other assets and liabilities, mostly driven by the increase in deferred revenues.

Cash flows from investing activities

Our investing activities for all periods presented consisted of capital expenditures for property, equipment and software in support of the growth of our business.

Cash flows from financing activities

During the nine-month period ended September 30, 2021, net cash used of $21.5 million was primarily due to both the $19.6 million excess cash flow mandatory prepayment in the second quarter of 2021, along with the $5.0 million scheduled principal payments due under the prior Silicon Valley Bank term loan facility and $2.2 million for taxes paid from shares withheld in net settlement of taxes due on vesting of restricted shares issued to our employees, offset by proceeds received of $4.5 million from the exercise of share options and $0.8 million for the issuance of ordinary shares under our Employee Share Purchase Program.

During the nine-month period ended September 30, 2022, net cash used of $0.6 million was primarily due to $1.3 million repayment of principal due under the term loan facility with Bank of America and $0.8 million for taxes paid from shares withheld in net settlement of taxes due on vesting of restricted shares issued to our employees partially offset by proceeds received of $1.1 million for the issuance of ordinary shares under our Employee Share Purchase Program and proceeds received of $0.4 million from the exercise of share options.

Debt

As of September 30, 2022, we had $28.7 million outstanding on our term credit facility and had $45.0 million available under our revolving credit facility with Bank of America. The effective interest rate on the term credit facility at September 30, 2022 was 5.15%. Scheduled quarterly principal payments of $0.7 million commenced on March 31, 2022 under the facility. Our term loan facility matures on November 17, 2026, at which time the outstanding principal will be due. Refer to Note 7 – Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Contractual Obligations and Commercial Commitments

For the three-month period ended September 30, 2022, there has been no material change to the contractual obligations and commercial commitments disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

During the three-month period ended September 30, 2022, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, filed on February 24, 2022, for a more complete discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three-month period ended September 30, 2022. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

We do not hold any cash in any investment accounts and all cash is deposited with financial institutions that management believes are of high credit quality. The Company’s cash consists primarily of U.S. dollar denominated demand accounts.

We had $28.7 million of debt outstanding on our term loan facility and $0.0 million of debt outstanding on our revolving credit facility as of September 30, 2022 under our BofA Credit Agreement. The Company is exposed to interest rate risk from fluctuations in the US Dollar London Interbank Offered Rate, or LIBOR, that is a component of the interest rate used to calculate interest expense on the debt. Interest accrues on the outstanding principal amount of the term loan on a quarterly basis and is equal to the selected rate per annum determined by reference to the 1-month, 3-month or 6-month US Dollar LIBOR rate as selected by the Company, plus an applicable margin between 1.75% and 2.25% as determined by our financial performance as measured by the consolidated leverage ratio. At September 30, 2022, the applicable margin was 1.75% and the effective interest rate on the term loan was 5.15%. A hypothetical 100-basis point increase in interest rates, and assuming a constant applicable margin, would result in an additional $0.3 million in interest expense related to the external debt per year.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

Our business has been and may continue to be adversely impacted by the effects of a widespread outbreak of contagious disease, such as COVID-19. The COVID-19 pandemic has and could continue to impact our supply operations; for example, due to recent outbreaks of COVID-19 in China, regions where we manufacture some of our products in China were shut down in early 2022, reopening in the second quarter, causing an inability to manufacture our products and a reduction in the capacity of our supply chain during the shutdown. In addition, closures by the Chinese government in Shanghai over the same period resulted in closures of our third-party logistics and warehousing supplier, adversely impacting our ability to ship product in the first quarter, that did not ease until early in the second quarter. These shutdowns in China have, and if imposed again in the future, may adversely impact our revenues, business, financial condition and results of operations. If continued shutdowns cause any of our suppliers to cease operating, we may have to move production to an alternate supplier, and as a result, we have sought and may continue to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us and from our supply chain and subsequently to our customers. In addition, constraints on supply operations as a result of COVID-19 have resulted and could continue to result in component part shortages due to global capacity constraints. These restrictions and shortages have and may in the future cause lead times for our products to increase, making it difficult to meet demand.

In an effort to halt the outbreak of COVID-19, if China or other governments place renewed significant restrictions on travel, leading to extended business closures, such as the recent closures at our third-party manufacturers in China, our business will be adversely impacted. Our suppliers and third-party manufacturers could continue to be disrupted by worker absenteeism, quarantines, office and factory closures, and shutdowns could continue to lead to disruptions to ports and other shipping infrastructure, or other travel or health-related restrictions and such restrictions could spread to other locations where we outsource manufacture or distribution of our products if the virus and its variants continues to spread or resurge. Our supply chain operations have been and could continue to be affected or curtailed by the outbreak of COVID-19.

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

In addition, freight and logistics constraints caused in part by restrictions imposed by governments to combat the COVID-19 pandemic, as well as container, trucking and carriage shortages, have resulted in the past and may in the future result in increased costs and constrained available transport, for us and our channel partners.

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

We have in the past and may again in the future experience shortages in available supply of required components, as well as an increase in the costs of components particularly semiconductor-related components and including components provided by Qualcomm. Foundries have experienced capacity shortages and have responded by allocating existing supply among their customers, including us. This capacity shortage has resulted in supply shortages that have caused increased lead times for many of our products and an increase in cost to manufacture our products. In addition, a global increase in demand for bandwidth has resulted in additional demand for products such as ours. Unpredictable price increases for such components has also occurred and may continue. We and our third-party manufacturers generally rely on purchase orders rather than long-term contracts with suppliers of required components. As a result, our third-party manufacturers have not been able to secure sufficient components, or at reasonable prices or of acceptable quality to build our products in a timely manner, adversely impacting our ability to meet demand for our products, and these constraints are expected to continue. As a result, we have and may need to continue to build inventory in response to component shortages, increasing our costs and our use of cash. In addition, if our component suppliers cease manufacturing needed components, we could be required to redesign our products to incorporate components from alternative sources or designs, a process which would cause significant delays in the manufacture and delivery of our products.

During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we entered into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria defined by us, such as forecasted demand, or establish the parameters defining our requirements. We have in the past and may continue to be liable to purchase excess produced or aged material from our suppliers, following reasonable mitigation efforts, if our forecast exceeds supply needs, increasing our costs, which could adversely impact our results of operations.

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

Cambium Networks Corporation

Date: November 4, 2022	By:	/s/ Atul Bhatnagar
Atul Bhatnagar
President and Chief Executive Officer

Date: November 4, 2022	By:	/s/ Andrew Bronstein
Andrew Bronstein
Chief Financial Officer