Form 10-K
period 2022-12-31
Cambium Networks Corp
filed 2023-02-27
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: (345) 814-7600

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the ordinary shares held by non-affiliates on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the common shares on that date of $14.65 was $175,028,150. For purposes of this calculation, shares held by Vector Capital and our Chief Executive Officer are deemed to be affiliates of the registrant and are excluded from the calculation.

As of February 23, 2023 there were 27,338,844 shares of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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
•
Supply shortages for key components in our products may result in extended lead times or supply changes, which could disrupt or delay our scheduled product deliveries to our end customers and may result in the loss of sales and end customers.
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
•
Our products are technologically complex and may contain undetected hardware defects or software bugs, which could result in increased warranty claims, increased costs, loss of revenues and harm to our reputation.
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
•
If we are not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our business, results of operations and financial condition could be harmed.
•
Our actual or perceived failure to adequately protect personal data could result in claims of liability against us, damage our reputation or otherwise materially harm our business.
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
•
Vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, could result in claims of liability against us, damage our reputation, or otherwise materially harm our business.
•
Claims by others that we infringe their intellectual property rights could harm our business.
•
If our third-party manufacturers do not respect our intellectual property and trade secrets and produce competitive products using our design, our business would be harmed.
•
Our operating results may be adversely affected and damage to our reputation may occur due to production and sale of counterfeit versions of our products.
•
We use open source software in our products that may subject our firmware to general release or require us to re-engineer our products and the firmware contained therein, which may cause harm to our business.
•
Adverse economic conditions, continuing uncertain economic conditions or reduced information technology and network infrastructure spending may adversely affect our business, financial condition, result of operations and prospects.
•
We are exposed to fluctuations in currency exchange rates, which could adversely affect our business, financial condition, results of operations and prospects.
•
Enhanced United States tax, tariff, import/export restrictions, Chinese regulations or other trade barriers may have a negative effect on global economic conditions, financial markets and our business.
•
Because Vector Capital holds a controlling interest in us, the influence of our public shareholders over significant corporate actions will be limited.
•
Because we are incorporated under Cayman Islands law, shareholders may face difficulties in protecting their interests, and the ability to protect rights through U.S. courts may be limited.
•
Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.

Trademarks and Service Marks

“Cambium”, “Cambium Networks”, “cnPilot”, “cnMaestro”, ‘cnMedusa”, “cnArcher”, “cnReach”, “cnHeat”, “cnRanger”, “cnWave”, “cnVision”, “LinkPlanner”, “Xirrus”, "Canopy" and "cnMatrix", the Cambium and Xirrus logos and other trademarks or service marks of Cambium Networks, Ltd. appearing in this Annual Report are the property of Cambium Networks Corporation. This Annual Report contains additional trade names, trademarks and service marks, which are the property of their respective owners.

PART I

Item 1. Business.

Business Overview

What we do

Cambium Networks is a global technology company that designs, develops, and manufactures wireless broadband and Wi-Fi networking infrastructure solutions for a wide range of applications, including broadband access, wireless backhaul, Industrial Internet of Things (IIoT), public safety communications and Wi-Fi access. Our products are used by businesses, governments, and service providers to build, expand and upgrade broadband networks. Our product lines fall into three broad, interrelated categories: Fixed Wireless Broadband (FWB), Enterprise networking, and Subscription and Services. The FWB portfolio spans point-to-point (PTP) and point-to-multi-point (PMP) architectures over multiple standards, including IEEE 802.11 and 3GPP (Third Generation Partnership Program), and frequency bands, including licensed, unlicensed and lightly licensed spectrum. The Enterprise portfolio includes Wi-Fi access points, wireless aware switches, and other networking devices.

The Subscription and Services portfolio includes network planning and design as well as cloud or on-premises network management and control. The latter capability, delivered through subscription to cnMaestro™ X, forms the foundation of our ONE Network, a cloud-based network management architecture that allows users to remotely configure, monitor, and manage their wireless network. It provides a single, centralized view of all network devices, including both FWB and Enterprise, as well as real-time performance and usage data, and allows users to make changes to the network configuration and settings. Advanced services offered in conjunction with this platform include application visibility and control which is used to optimize end user experiences; integrated security gateway and SD-WAN for small and medium business; and automated and intelligent network optimization.

Our strategy

Our strategy is to enable our customers to build broadband and internet access networks that deliver exceptional digital experiences at an affordable total cost of ownership. The foundation of our strategy is the Cambium ONE Network which brings integration and automation to our entire portfolio. It removes a great deal of complexity, making it easier to plan, deploy and operate a broadband network from core to edge, using a wide range of wireless technologies, standards, and radio frequency (RF) spectrum.

Our software and other tools enable network services that address a primary operating cost and constraint to growth faced by most network operators. Our approach is to simplify and automate the design, deployment, optimization, and management of broadband and Wi-Fi access networks through intelligent automation. For example, the policy-based automation feature on our cnMatrix switches enables the establishment of policies for each end-point device type and then automatically propagates those policies across all switch ports in the network, regardless of the actual port each device is plugged into.

Managing operating expenses, such as energy consumption, is increasingly of importance to network operators. Our solutions can aid in the reduction of energy consumption costs by requiring fewer devices to operate the network to achieve a given coverage and capacity. Our portfolio does not have the overhead required for mobile infrastructure that can contribute to energy consumption. For example, where electricity is unreliable or not available, our purpose-built FWB products have been successfully deployed using only solar and battery power.

In our product development we strive to minimize capital outlays required by end users of our products. First, we innovate on top of industry standard technologies to optimize the performance per dollar invested in the network. Second, our software-defined radios, with their ease of remote configuration via cnMaestro, together with our commitment to backward compatibility, extends the life of our products, while also minimizing truck-rolls otherwise needed by the end user to configure and install new products.

Increasingly, performance and cost are important metrics for most network operators. A key differentiation between network products and services providers for most network operators will be the availability of integrated services layered on top of the network. We enable our end users to customize networks with bespoke or third-party services provided by or enabled by us.

Meeting new trends

The post-COVID era has redefined the workspace in the midst of a rebalancing between the enterprise and home. Businesses and individuals both expect seamless, secure communication and connectivity, whether from the conference room or the living room. The number of applications and devices on the network - from gaming, streaming media, and home automation, to enterprise applications running in the cloud, as well as applications that enhance automation and security, will continue to increase on a global basis. Some applications need more bandwidth. Other applications need lower latency.

As a result of continuing of labor shortages across industries, businesses are leveraging IIoT devices in digital transformation initiatives. Increasingly, wireless broadband is being chosen over fiber or CAT5 to economically connect security cameras. Simultaneously, networking technologies and standards continue to iterate, providing new capabilities and choice points for network operators. The result is a network edge that has evolved from a static connection to a highly complex, constantly evolving platform supporting a growing array of services.

Our FWB and Wi-Fi access, switching technologies, and software are designed to be cost-efficient and deliver high-quality digital experiences and device connectivity around the world. Our goal is to enable edge-of-the-network intelligence and the ability to adapt and respond to change. We are building and enabling a suite of services, deployed at scale with minimal human intervention, that will enable the network to be dynamic.

Expanding our addressable markets

Today, fierce competition to provide broadband access in rural, suburban, and urban markets is driving down subscription prices while simultaneously driving up performance requirements. We expect to respond to growing trends such as the following:

•
The implementation of broadband networks comprised of both fiber and wireless solutions. WISPs are adding fiber to their networks while wireline and mobile operators are adding FWB to extend their network where fiber, or mobile-based fixed wireless, is not viable. Our newly released 5G Fixed solution along with the upcoming release of 6 GHz spectrum will give broadband operators even more opportunity for cost-effective network expansion.
•
FWB as an alternative to fiber. Our enterprise and state and local government customers are discovering that street-level high-speed FWB networks, taking advantage of buildings and streetlights rather than towers, is an economically compelling alternative to fiber, and enables accelerated time to service when outdoor connections are needed to backhaul Wi-Fi and/or security cameras. For example, the combination of FWB and Wi-Fi has been successfully deployed in national parks and campgrounds.
•
Growth of enterprise networking managed services. The market for enterprise networking managed services for hospitality and high density living, such as apartment buildings and senior living, is expanding. Our solutions are designed to enable managed service providers to cost effectively deploy and manage high value offerings for multiple hospitality or multi-dwelling unit clients using the MSP dashboard within cnMaestro X.
•
Applications for national defense and security initiatives. We are actively engaged with national defense connectivity initiatives, working closely with systems integration partners. Although we have focused on high-capacity PTP FWB networking solutions, national government network operators have an equal need for the same FWB, Wi-Fi, switching, and value-added services as municipal, state, enterprise, and industrial network operators, although with added requirements for information assurance, security and other domain specific attributes.

Our technology and products

Our ONE Network strategy takes advantage of advances in wireless standards, software defined radios and open Application Programming Interfaces (APIs) to enable the centralized management of a range of network technologies. Our products and services enable network operators to build a platform using heterogeneous wireless technologies without requiring a separate management platform for each one. Our addition of intelligent automation improves operational performance and efficiency in networks that include our products’ ability to optimize the network at the application layer, enabling our products to enhance network performance.

Point-to-Point (PTP) fixed wireless backhaul

Our PTP solutions are typically connected to high-speed, high-bandwidth wireline or fiber networks, and provide wireless broadband backhaul to a facility, a networked device, or to a PMP access point. Our PTP solutions can be deployed throughout a network over distances of more than 100 kilometers and provide speeds greater than 5 Gbps.

We offer PTP solutions that are designed to operate in unlicensed spectrum from 220 MHz to 5.9 GHz and 57 to 66 GHz, and in licensed spectrum from 6-38 and 71-86 GHz. In addition, our PTP 700 operates in NATO Band IV from 4.4-5.9 GHz, as well as in the 7 GHz and 8 GHz bands, and meets stringent federal operating, performance, and security standards. The mainstay of our backhaul offering is the PTP 670 for commercial applications and PTP 700 for defense and national security applications. In addition, our PTP 820 and 850 series offers carrier-grade microwave backhaul in licensed spectrum, and our PTP 550 offers price-performance leadership in spectral efficiency in sub-6 GHz unlicensed spectrum.

In addition to dedicated point-to-point platforms, as technology has evolved, solutions have developed that while principally supporting point-to-multi-point architectures, also support point-to-point applications, including the recently introduced 60 GHz cnWave V3000 and the ePMP Force 425. Revenues from these products are included in the PMP product category in our revenues by product category reporting, as that is their primary application.

Point-to-Multipoint (PMP) fixed wireless

Our PMP solutions extend wireless broadband access from tower mounted FWB access points to customer premise equipment (CPE) providing broadband access to residences and enterprises covering wide areas with a range of 10 to 30 kilometers. Our PMP solutions are increasingly used to backhaul video surveillance systems and public Wi-Fi.

Our PMP portfolio ranges from our PMP 450 series to our ePMP solutions for network operators that need to optimize for both price and performance to our cnReach family of narrow-bandwidth connectivity products for industrial communications. The PMP 450 series is optimized for performance in high-density and demanding physical environments, and includes the PMP 450m with integrated cnMedusa massive multi-user multiple input/multiple output, or MU-MIMO, technology. The PMP 450 product line also supports the FCC’s Citizen Broadband Radio Service, or CBRS. The FCC completed the auction of CBRS Priority Access Licenses, or PAL, in the third quarter of 2020, complementing the existing availability of General Authorized Access, or GAA, licenses. Network operators are adopting the PMP 450 solution to exercise both PAL and GAA licenses.

For less demanding environments, ePMP provides a high-quality platform at a more affordable price. The ePMP 3000 supports 4x4 MU-MIMO and is complemented by a broad portfolio of ePMP Force 300 subscriber radios. In December 2022, we commenced commercial shipment of the ePMP 4600 series, which utilizes the 6 GHz band, expected to be commercially released by the FCC and other regulatory bodies around the world in 2023.

cnRanger, our Fixed LTE solution, operated in the 2 GHz (Bands 38, 40, 41) and 3 GHz (Bands 42, 43, 48). Like the PMP 450 platform, the 3 GHz cnRanger solution supports the CBRS service, while the 2 GHz bands support the FCC’s Educational Broadband Service, or EBS, classification.

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

In the fourth quarter of 2020, we began shipping our 60 GHz solution, cnWave, which enables Gbps networking using the 60 GHz band and a distributed architecture that enables scaled networks with dynamic routing for reliability and resiliency.

In 2022, we commenced commercial shipments of 28 GHz cnWave 5G Fixed, which operates in the 3GPP n257 (26.50 – 29.50 GHz), n258 (24.25 – 27.50 GHz), and n261 (27.50 – 28.35 GHz) bands. The platform incorporates both uplink and downlink MU-MIMO to optimize data rate to the CPE for residential and enterprise customers.

Enterprise solutions

Our Enterprise portfolio includes our cloud-managed Wi-Fi solutions, our cnMatrix cloud-managed wireless-aware switching solution, our Xirrus Wi-Fi solutions, and our Wi-Fi 6 portfolio of Wi-Fi 6 access points which support both cnMaestro and Xirrus XMS management.

Our enterprise-grade Wi-Fi 6/6E solutions provide distributed access to individual users or devices in indoor settings, such as office complexes, and outdoor settings, such as private spaces and outdoor public Wi-Fi hotspots, over distances from two meters to 1 kilometer with high capacity. Our Wi-Fi access point portfolio includes solutions enterprise, government, education, small business and home applications and offers a range of Wi-Fi access points and RF technology that enable network optimization based on desired geographic coverage and user density.

In June 2020, we introduced our first Wi-Fi 6 access point, the XV3-8, which supports both cnPilot and Xirrus solutions. In 2021 and 2022 we continued to extend our Wi-Fi 6/6E portfolio, including the addition of the XE5-8, a ﬁve-radio Wi-Fi 6/6E 8×8/4×4 access point (AP) designed to deliver high-density, future-proof performance for building next generation wireless networks. With ﬁve user servicing radios, the XE5-8 delivers the highest density Wi-Fi 6 solution in the industry. Wi-Fi 6E support extends the capacity of Wi-Fi into the 6 GHz band, more than tripling the wireless spectrum available. In 2022, we also introduced the XV2-22H Wi-Fi 6 Wall Plate Access Point. The XV2-22H indoor Wi-Fi 6 AP offers 2.97 Gbps of bandwidth and an integrated switch. Ideal for hospitality, MDU, education, and small/medium business applications.

The following table shows a summary of our product portfolio:

Cambium Networks Product Portfolio Summary
Network Management	cnMaestro X - Cloud-Based Management Software
Network Services	QoE and NSE 3000 Advance Services Platforms
Wired Interface	cnMatrix - Wireless Aware Switching
Product Platform	PTP 820/850	PTP 550/670/700	PMP 450	ePMP	cnWave	Wi-Fi 6/6E	cnReach
Design Focus	Licensed Microwave Backhaul	Industry Leading Sub-6 GHz Backhaul Performance	Unparalleled Scalability for Multipoint networks	Price/Performance PTP and PMP Leadership	Gb to the Edge for Urban, high-density Suburban, and Rural markets	Software Defined Radios, Cloud Managed, High Performance	Licensed Narrowband in rugged I/O rich package
Throughput	2+ Gbps	450 - 1400 Mbps	1.4 Gbps/Sector	1.2 Gbps/ Sector	15 Gbps/DN 3 Gbps/BTS	1+ Gbps/AP	KB to MB
Spectrum (GHz except as noted)	6 - 38	4.400 - 5.925 7.125 - 8.500	900 MHz, 2.4, 3, 5	2.4, 5, 6.4	24.25 - 29.50 57 - 66	2.4, 5, 6	220, 450, 700, 900 MHz

Ethernet Switches

Our cnMatrix Ethernet enterprise switching solutions simplify network deployment and operation. cnMatrix provides the intelligent interface between wireless and wired networks. cnMatrix’s policy-based automation (PBA) accelerates network deployment, mitigates human error, increases security, and improves reliability. When deployed with Cambium Networks Wi-Fi access points and the cnMaestro management system, network operators have an affordable, feature-rich, high-quality unified wired/wireless enterprise grade network. In the first quarter of 2021, we introduced and began shipping the cnMatrix TX 2020R-P. The TX 2020R-P is the first of a series of switches designed specifically to support PMP and PTP fixed wireless broadband networks, incorporating the cnMatrix enterprise-class feature set and incorporating additional features and services pertinent to network operators deploying fixed wireless broadband networks. The TX 2012R-P was introduced in April 2021 and is the second platform in the TX series.

Network Management Platform

Our cloud-based cnMaestro and cnMaestro X network management platform provide users with an integrated, intelligent, easy to use tool for end-to-end network management of our portfolio from the network operating center to be managed to the edge of the network by an individual CPE. cnMaestro’s interface allows users to easily onboard large numbers of new devices, configure existing devices, monitor the entire network and troubleshoot.

We have recently introduced two subscription services that complement and rely on cnMaestro: Network Service Edge (NSE 3000), and Quality of Experience (QoE). Network Service Edge delivers advanced security, network, and SD-WAN services for small and medium enterprise networks. These services are integrated into Cambium’s ONE Network solution that enables organizations to deploy and manage security policies across the wireless and wired network, all fully managed and controlled as part of a single framework.

Our QoE solution is hardware agnostic, operating across both wireless and fiber networks, and offers a range of services to network operators utilizing our networking solutions as well as third-party competitive offerings. The subscription-based solution includes granular application shaping, dynamic queue-based rate limiting, congestion management and application insights, which provides broadband service providers immediate access to the information and controls to optimize end user experiences and be the service provider of choice.

Our network planning tools include cnHeat and LINKPlanner. cnHeat is a network planning subscription service that provides a heat map coverage model display of locations that are available for FWB connectivity that aids in network planning. cnHeat utilizes LiDAR or equivalent geospatial data to accurately model the geography being evaluated, coupled with highly accurate RF modeling, to render a visual and quantitative assessment of anticipated RF coverage and performance. cnHeat allows network operators to optimize site selection for coverage, supporting their total cost of ownership and return on investment. LINKPlanner is a comprehensive tool, developed over the past 12 years, used to plan PTP and PMP networks. LINKPlanner allows users to visualize and analyze hypothetical network deployment scenarios to evaluate performance and reliability allowing for cost-effective expansion and deployment of their networks. cnArcher is a smartphone app that accelerates installation and deployment of our fixed wireless products by field technicians.

Sales and marketing

We sell our products primarily through a network of distributors who sell to other channel partners, including value-added resellers, system integrators, and end customers (end users), as well as through our direct sales force. End users include public or private network operators, including broadband and/or wireless LAN managed service providers; broadband internet service providers; mobile network operators; mid-market enterprises, such as education, hospitality, multi-dwelling units, and retail; state and local government; industrial, including energy, mining, rail operators and utilities; and military agencies. Channel partners may work directly with end users to identify their networking needs and they may also provide installation, configuration, and ongoing support services. As of December 31, 2022, we had over 12,600 channel partners, which includes over 160 distributors.

Our sales organization typically engages directly with large Internet service providers and enterprise managed service providers and certain enterprises even though product fulfillment generally is provided by our channel partners. We also engage in joint selling and marketing with our service provider, system integrator, and reseller channel partners to their customers’ end users. Our sales organization includes field and inside sales personnel, as well as regional technical managers with deep technical expertise who are responsible for pre-sales technical support and solutions engineering for internet service providers, enterprise networking managed service providers, systems integrators and resellers. As of December 31, 2022, we had 134 sales personnel located in 20 countries.

Our distributors play a central role by promoting and distributing our products in target vertical markets, providing value-added support to the service providers and reseller channels by bringing core strengths in technical support and professional services. This is in addition to logistics, and sales and marketing support. Our distributors typically stock and manage inventory of our products.

We typically work with channel partners through our Connected Partner program, which is a structured program designed to support and enable partners to sell and support our products. The program includes training and education, marketing support, technical support, and other resources such as product discounts, deal registration, demonstration equipment, virtual and in-person events, and promotions to help channel partners succeed in selling and supporting our products.

Our marketing activities can be Cambium Networks led as well as distributor or channel partner led. Our marketing activities are focused on building brand awareness and generating leads with our target market segments of service providers, enterprise, industrial, and government. In addition, we work with our distributors and other channel partners to enable joint marketing that targets the enterprise end users. We leverage a broad mix of communications platforms including website and social media presence, public relations, webinars, trade shows and private events.

Customer support

We provide multiple layers of support: technical support, information-sharing with an experienced community of users, software downloads, warranty services, and repair. We support our enterprise class solutions with a range of flexible service plans and optional 24/7 availability that provide assurance to network operators that their always-on, mission critical communications requirements will be met. With every product purchase, we provide technical support on a best-effort basis. Hardware issues are diagnosed via joint troubleshooting with the end user, and the issue will be addressed according to standard warranty status and the root cause of the issue. This may be sufficient for some customers who can largely manage and operate their network without assistance and hold adequate spares. For others, we provide three support programs staffed by our skilled technical support team and product support engineers to keep the network operating smoothly and efficiently and may provide 24x7x365 technical support and premium warranty support and allow network operators to select the service level that best meets their needs. Our support organization both supports channel partners in supporting their direct customers and provides first-line support to our direct customers. Technical support is also available on-line via chat and automated ticketing systems.

Training

We provide a wide range of training and educational material, from comprehensive user guides and installation guides, to self-directed interactive training, to in-person instructor-led immersion courses to ensure our end-users and channel partners are familiar with the design, implementation, usage, and management of our products. The training and certification system is administered through a learning management system that provides the user a record of course work, exam results, certifications and access to on-demand self-directed training resources that complement instructor-led sessions scheduled frequently around the world.

Cambium Community Forum

The Cambium Networks Community Forum is a platform for users of our solutions to connect with each other, ask questions, and share information and experiences. It is a place where users can find help and support, as well the latest developments and features of Cambium Networks products. The forum is also a place where users can share their own tips and best practices for using our products, and where they can stay up to date with the latest news and updates from us.

Our Community Forum is moderated by our staff with direct and active engagement by our development engineering and product management personnel. Leveraging the Community Forum, we collect network operator and channel partner feedback on potential product improvements and new product ideas, including through the administration of beta testing on our products. As of December 31, 2022, there were approximately 46,000 registered forum members on our Community Forum.

Manufacturing and supply

We rely on third-party contract manufacturers and original design manufacturers for our manufacturing requirements. Our global sourcing strategy emphasizes the procurement of materials and product manufacturing in competitive geographies. For some of our products, we do substantially all of the design work; for other products, we outsource both the design (in whole or in part) and the manufacture of the product; and for several products we distribute and sell a product designed and manufactured by a third party under our name on a white label basis. We generally require that the manufacturing processes and procedures are certified to International Organization for Standardization (“ISO”) 9001 standards.

Our third-party manufacturers typically procure the components needed to build our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based on historical trends and analyses from our sales and product management functions as adjusted for overall market conditions. Generally, for our primary third-party manufacturers, we update these forecasts monthly. This allows us to leverage the purchasing power of our third-party manufacturers. Our products rely on key components, purchased from a limited number of suppliers, including certain sole source providers. Lead times for materials and components vary significantly, and depend on factors such as the specific supplier, complexity, contract terms, demand and availability of a component at a given time. From time to time, we may experience price volatility or supply constraints for certain components that are not available from multiple qualified sources or where our suppliers are geographically concentrated. We, like the rest of our industry, have experienced shortages in semiconductors and other key components used for our hardware, which have driven increased costs for components and shipping. To alleviate shortages, we have and may continue to purchase certain scarce components directly on the open market. We may also acquire component inventory in anticipation of supply constraints and enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. In periods of shortages, we have in the past and may in the future need to build inventory of select components.

We outsource the warehousing and delivery of our products at these fulfillment facilities to a third-party logistics provider for worldwide fulfillment. Our direct fulfillment facilities are in Louisville, Kentucky, Venlo, Netherlands and Shanghai, China from where we ship to our distributor partners and network operators.

Research and development

Our research and development organization is located primarily in San Jose and Thousand Oaks, California, Rolling Meadows, Illinois, Ashburton, United Kingdom and Bangalore, India. We also work with contract engineers in various locations globally. Our research and development team has deep expertise and experience in wireless technology, antenna design and network architecture and operation. We expect to continue to expand our product offerings and solutions capabilities in the future and to invest significantly in continued research and development efforts.

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

We seek patent protection for certain of our key innovations, protocols, processes and other inventions. As of December 31, 2022, we had 42 issued U.S. patents and 149 patents issued in various foreign jurisdictions as well as 9 U.S. and 41 foreign patent applications pending. We file patent applications in the United States and other countries where we believe there to be a strategic technological or business reason to do so. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually, are material to our business.

Competition

The markets for FWB and Enterprise solutions are highly competitive and subject to rapid technological change. We compete in a wide range of related categories, each with its set of competitors worldwide that vary in size and in the products and solutions offered. We expect competition to persist, intensify and increase in the future. We review our competitive situation as follows:

•
Our cnMaestro network management solution has the ability to manage both FWB edge networking devices (e.g., Wi-Fi, switching), and quality of experience and network security services, in a coordinated and centralized manner. In addition, its northbound APIs enable operators to integrate specialized services on top of their Cambium Networks infrastructure. As networks become more diverse and complex, cnMaestro’s capability will increasingly become a competitive strength.
•
Our competitors for products and solutions for unlicensed wireless broadband in the sub-7 GHz spectrum bands include Ubiquiti, Tarana, Airspan, Radwin, MikroTik, Ligowave, and HFCL Group. Competitors in the 3.5 GHz spectrum band, the Citizens Broadband Radio Service in FCC-governed markets, include Airspan, but also Ericsson, Nokia, Baicells, and Telrad. Our cnWave 60 GHz mmWave point-to-point and point-to-multi-point products compete with Ubiquiti, MikroTik, Siklu, Adtran, and Edgecore.
•
The landscape for broadband services using licensed spectrum is different. Our competitors in the licensed point-to-point microwave market include Aviat Networks, Ceragon, SIAE, NEC, and SAF Technica, among others. Our cnWave 5G fixed (28 GHz) products compete with Intracom, Ericsson, Nokia, and Samsung.
•
Our home Wi-Fi routers are offered to subscribers by our fixed wireless service provider customers. These devices compete with all consumer-grade, home Wi-Fi brands.
•
Broadband service providers are increasingly finding the need to manage network performance at the application level. An example is prioritizing Netflix vs. online game download vs. Zoom. We offer a subscription to a cloud-based tool that enables operators to accomplish this task regardless of the hardware deployed (it works with our equipment as well as equipment by other manufacturers in the network). Competitors to this offering include Preseem, and Sandvine (including Prosera Analytics which was purchased by Sandvine).

•
Our cnReach narrowband fixed wireless IIoT products and solutions compete principally with GE MDS and Freewave.
•
The success of a FWB network is highly dependent on accurately predicting the performance of each link before it is deployed. We offer a subscription to a cloud-based tool called cnHeat which leverages LiDAR data to build highly accurate link forecasts. The primary competitor to cnHeat is TowerCoverage.com. There are also offerings for LiDAR heatmaps from Google and Cloud RF.
•
Our enterprise network edge solutions, which include Wi-Fi, cnMatrix ethernet switching, and Network Services Edge (NSE) products compete with a wide range of competitors, in some cases the competitor competing with two or more of our products. Ruckus (CommScope), Ubiquiti, Meraki (Cisco), Extreme Networks, Aruba (HPE), Fortinet, Mist (Juniper), and Ruiji, are competitors to our Wi-Fi Access Point portfolio. Our cnMatrix wireless aware ethernet switch platform competes with Ubiquiti, MikroTik, Cisco, and HPE, among others. Our cnMaestro X network management solution competes with each competitive manufacturers’ management platform at a device-level, but also with system-level solutions developed in-house, or commercial solutions.

As our target markets continue to develop and expand, and as the technology for wireless broadband and enterprise networking continues to evolve, we expect competition to increase from both established and emerging market participants.

The market for our products and solutions is influenced by a variety of factors, including the following:

•
Total cost of ownership and return on investment associated with the solutions;
•
Ease of configuration, installation, and use of the solution;
•
Ability to provide a backward compatible solution;
•
Broad application across a range of use cases and frequencies;
•
Product quality, functionality and reliability;
•
Ability to allow centralized management of the solutions to enable better network planning, including scalable provisioning, configuration, monitoring and complete network visualization;
•
Ability to enable operators to profitably compete on both price and service levels and
•
Ability to provide quality, full service pre- and post-sales product support.

We believe we compete favorably on each of these factors.

Regulatory requirements

In addition to regulations of general application to global businesses, we are subject to a number of regulatory requirements specific to our industry, including, without limitation:

•
Radio frequency usage. Because our products transmit energy in RF spectrum, our products are subject to:
▪
rules relating to RF spectrum allocation and authorization of certain radio equipment issued by the Federal Communications Commission for non-federal uses or the National Telecommunications and Information Administration for federal uses; and
▪
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

•
Trade compliance requirements. We are subject to compliance with rules in jurisdictions from which we export or into which we import our products, including export control and reporting, import clearance, anti-bribery, antitrust and competition rules and regulations, including:
•
Import and export requirements issued by the United States, the European Union or other jurisdictions, including, for example, the U.S. Department of Commerce, the Office of Foreign Assets Control, the U.K. Foreign, Commonwealth & Development Office, Ministry of Defense and Department of International Trade including rules banning sales to persons or entities on applicable designated parties lists, or to persons or entities in embargoed countries, rules requiring export licenses prior to sales of products incorporating encryption technology to certain end users, and local rules governing import of products, including packaging and labeling laws. In addition, some of our products include enabled encryption technology, which may require us to obtain a license prior to a sale to certain foreign agencies. These rules require us to monitor databases and establish and enforce policies to prohibit the sale of our products to, embargoed persons, entities and countries.
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

We are also subject to rules, regulations and laws that involve a variety of matters including privacy, data protection and personal information, tax, trade, encryption technology, environmental sustainability (including climate change), human rights, product certification, and national security. Rules governing our use of personal data, such as the General Data Protection Regulation in the European Union, the California Consumer Privacy Act, and other applicable regulations in the United States and around the world continue to evolve and increase, together with current and proposed e-privacy and direct marketing rules governing direct and email marketing. These rules govern how we use personal data of our employees, customers and others with whom we might do business, including in our marketing activities.

A failure, or alleged failure, by us to comply with regulations or laws could have a material adverse effect on our business, operating results, or financial condition. For additional information about government regulation and laws applicable to our business, see “Item 1A. Risk Factors,” including the risk factor entitled “New regulations or standards or changes in existing regulations or standards in the United States or internationally related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations and future sales,” “If we fail to comply with environmental requirements, our business, financial condition, operating results and reputation could be adversely affected” and "Our business, operating results and financial condition could be materially harmed by regulatory uncertainty applicable to our products and services.”

Environmental matters

We are subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the United States and in various countries where our products are manufactured and sold. We are also subject to regulatory developments, including SEC disclosure regulations relating to "conflict minerals," relating to ethically responsible sourcing of the components and materials used in our products. To date, compliance with federal, state, local, and foreign laws enacted for the protection of the environment has had no material effect on our capital expenditures, earnings, or competitive position.

We maintain compliance with various regulations related to the environment, including the Waste Electrical and Electronic Equipment and the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment regulations adopted by the European Union. To date, our compliance efforts with various United States and foreign regulations related to the environment has not had a material effect on our operating results.

Human capital management

We pride ourselves on developing and maintaining a strong reputation for innovation and integrity and conduct our business affairs honestly and in an ethical manner. We are proud to be named by Built In Chicago as one of the 100 best large companies to work for in Chicago in 2022. We expect our corporate culture to embody trust and respect for individuals, teamwork and innovation; Cambium is a place where employees are proud to work, and where customers, suppliers and partners want to work with us. One of our most valuable assets is our integrity. We are guided by our core values of growth and profitability; outstanding global teamwork; relentless innovation and edge; making and meeting commitments; respecting and developing our people; and serving our community.

We are focused on hiring, training, and retaining exceptional talent. As of December 31, 2022, we had approximately 650 full-time employees, of whom 419 are located outside the United States. None of our U.S. employees are subject to a collective bargaining agreement. In certain foreign jurisdictions, where required by local law or custom, some of our employees are represented by local workers’ councils and/or industry collective bargaining agreements. We have not experienced any work stoppages, and we consider our relationship with our employees to be good. We have a broad base of diverse talent in more than 20 countries and we believe that attracting, developing and retaining the best talent is critical to our success and achievement of our strategic objectives.

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

We offer what we believe is a competitive compensation package, tailored to the job function and geography of each employee. Our team is global, and we offer competitive and meaningful compensation and benefits programs that meet the diverse needs of our employees, while also reflecting local market practices. Our U.S. benefits plan includes health benefits, life and disability insurance, various voluntary insurances, flexible time off and leave programs, an employee assistance plan, an educational assistance policy, and a 401(k) plan with a competitive employer match. Our international benefits plans are competitive locally and generally provide similar benefits. We believe our compensation structure aligns with our shareholders’ long-term interests by balancing profitability and growth, as well as current market practices, and reflects our commitment to pay for performance. Competition for qualified personnel in the technology space is intense, and our success depends in large part on our ability to recruit, develop and retain a productive and engaged workforce. Accordingly, investing in our employees and their well-being, offering competitive compensation and benefits, promoting diversity and inclusion, adopting progressive human capital management practices and community outreach constitute core elements of our corporate strategy. In addition to competitive salaries and bonuses or sales commissions, we offer a robust employment total rewards package that promotes employee well-being and includes health care, extended parental leave, and paid time off, including extended leave for new parents (moms, dads and partners) to care for a newborn or newly adopted child.

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

We grant equity-based compensation to many of our employees and have extended the opportunity for equity ownership through our employee share purchase plan in the United States, the United Kingdom and India. Additionally, we offer benefits to support our employees’ physical and mental health by providing tools and resources to help them improve or maintain their health and encourage healthy behaviors and facilitate a number of employee support groups.

Available information

Our Internet address is www.cambiumnetworks.com and our investor relations website is located at http://investors.cambiumnetworks.com. We make available free of charge on our investor relations website under the sub-heading “Financials” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Annual Report on Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

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
•
The impact of component shortages, logistic delays and cost increases on our product manufacturing and shipment operations;
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
•
Announcements made by us or our competitors of new or enhanced products, promotions, changes in standards or other transactions;
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
•
General economic or political conditions or instability in our markets; and
•
Increasing uncertainty of and tensions in international trade relations and tariffs.

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

The wireless broadband market is generally characterized by rapidly changing technology, changing needs of network operators, evolving regulations and industry standards and frequent introductions of new products and services. Historically, new product introductions have been a key driver of our revenue growth. To succeed, we must effectively anticipate and adapt in a timely manner to network operator requirements and changing standards and regulatory requirements and continue to develop or acquire new products and features that meet market demands, technology trends and evolving regulatory requirements and industry standards. Our new product development may also be driven by component shortages that may require us to redesign our products. Our ability to keep pace with technological developments, satisfy increasing network operator requirements, and achieve product acceptance depends upon our ability to enhance our current products and develop and introduce or otherwise acquire the rights to new products on a timely basis and at competitive prices. The process of developing new technology is complex and uncertain, and can take time to develop as well as to perfect once released. The development of new products and enhancements typically requires significant upfront investment, which may not result in material improvements to existing products or result in marketable new products or cost savings or revenues for an extended period of time, if at all. Network operators have delayed, and may in the future delay, purchases of our products while awaiting release of new products or product enhancements. In addition, the introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in channel partner ordering practices. If we fail to anticipate industry trends and evolving regulations by developing or acquiring rights to new products or product enhancements and timely and effectively introducing such new products and enhancements, or network operators do not perceive our products to have compelling technological advantages, our business would be adversely affected.

Terrorism, war, and other events may harm our business, operating results and financial condition.

The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the on-going Russia and Ukraine war), and other events (such as economic sanctions and trade restrictions, including those related to the on-going Russia and Ukraine war) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition. The Russia-Ukraine conflict, other areas of geopolitical tension around the world, or the worsening of that conflict or tensions, and the related challenging macroeconomic conditions globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners, and the duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain. Likewise, events such as loss of infrastructure and utilities services such as energy, transportation, or telecommunications could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

Competitive pressures may harm our business, revenues, growth rates and market share.

The markets for FWB and Enterprise solutions are highly competitive and subject to rapid technological change. We compete in a wide range of related categories, each with its set of competitors worldwide that vary in size and in the products and solutions offered. We expect competition to persist, intensify and increase in the future.

In all our markets, we compete with a number of wireless equipment providers worldwide that vary in size and in the products and solutions offered. Some of the competitors in our markets include the following:

•
Our competitors for products and solutions for unlicensed wireless broadband in the sub-7GHz spectrum bands include Ubiquiti, Tarana, Airspan, Radwin, MikroTik, Ligowave, and HFCL Group. Competitors in the 3.5 GHz spectrum band, the Citizens Broadband Radio Service in FCC-governed markets, include Airspan, but also Ericsson, Nokia, Baicells, and Telrad. Our cnWave 60 GHz mmWave point-to-point and point-to-multi-point products compete with Ubiquiti, MikroTik, Siklu, Adtran, and Edgecore.
•
Our competitors in the licensed point-to-point microwave market include Aviat Networks, Ceragon, SIAE, NEC, and SAF Technica, among others. Our cnWave 5G fixed (28 GHz) products compete with Intracom, Ericsson, Nokia, and Samsung.
•
Our home Wi-Fi routers are offered to subscribers by our fixed wireless service provider customers. These devices compete with all consumer-grade, home Wi-Fi brands.
•
Our cnReach narrowband fixed wireless IIoT products and solutions compete principally with GE MDS and Freewave.

•
Our enterprise network edge solutions, which include Wi-Fi, cnMatrix ethernet switching, and Network Services Edge (NSE) products compete with a wide range of competitors, in some cases the competitor competing with two or more of our products. Ruckus (CommScope), Ubiquiti, Meraki (Cisco), Extreme Networks, Aruba (HPE), Fortinet, Mist (Juniper), and Ruiji, are competitors to our Wi-Fi Access Point portfolio. Our cnMatrix wireless aware ethernet switch platform competes with Ubiquiti, MikroTik, Cisco, and HPE, among others. Our cnMaestro X network management solution competes with each competitive manufacturers’ management platform at a device-level, but also with system-level solutions developed in-house, or commercial solutions.

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

Some of our competitors have been acquired or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had previously offered. We expect this trend to continue. The companies resulting from such consolidation may create more compelling products and be able to offer greater pricing flexibility, making it more difficult for us to compete effectively. In addition, continued industry consolidation might adversely affect network operators’ perceptions of the viability of smaller and even medium-sized wireless broadband equipment providers and, consequently, their willingness to purchase from those companies.

Additionally, the markets for development, distribution and sale of our products are rapidly evolving. New entrants seeking to gain market share by introducing new technology and new products may make it more difficult for us to sell our products, and could create increased pricing pressure, reduced profit margins due to increased expenditure on sales and marketing, or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition. Competitive pressures may also result from increased political tensions globally, and our ability to manufacture products meeting country of origin or country of manufacture requirements increasingly imposed by countries or end users. We may be unable to easily meet these location of manufacture requirements, which may adversely impact our ability to compete with other competitors who can. The success of new products depends on several factors, including appropriate new product definition, component costs, timely completion and introduction of products, differentiation of new products from those of our competitors and market acceptance of these products. We may not be able to successfully anticipate or adapt to changing technology on a timely basis, or at all. New technologies could render our existing products less attractive and if such technologies are widely adopted as the industry standard for wireless Internet service providers, our business financial condition, results of operations and prospects could be materially adversely affected.

We face risks related to actual or threatened health epidemics and other outbreaks, which could significantly disrupt our manufacturing, sales and other operations.

The global spread of COVID-19 created significant volatility, uncertainty and economic disruption. The restrictions imposed to prevent the spread of COVID-19 disrupted economic activity, resulting in reduced commercial and consumer confidence and spending, increased unemployment, closure or restricted operating conditions for businesses, volatility in the global capital markets, instability in the credit and financial markets, labor shortages, regulatory relief for impacted consumers and disruption in supply chains. While COVID-19 vaccines mitigated mortality risk, new COVID-19 variants proved to remain a threat. The lifting of lockdowns in certain areas started a slow economic recovery. The resulting increase in consumer demand has created significant challenges for supply chains as a result of labor and raw material shortages, which could lead to reduced earnings for many industries. In addition, due to the ongoing pandemic and global semiconductor chip shortage, we have experienced disruption and delays in our supply chain and significant price increases with certain of our manufacturing partners, and those disruptions, delays and price increases may continue. For example, in the second half of 2021, our results of operations were negatively impacted by increased expenses resulting from supply chain disruptions. There are also restrictions and delays on logistics, such as air and ocean cargo carriers, as well as increased logistics costs due to limited capacity and high demands for freight forwarders. If our supply chain operations are affected or are curtailed by the outbreak of diseases such as COVID-19, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. We may need to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us from our supply chain and subsequently to our customers. Further, if our distributors’ or end user customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.

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

Any alterations or modifications that we are required to make as a result of a global pandemic has in the past and may in the future, adversely impact our business, our customers and prospects, or our financial results.

The extent to which a global pandemic will impact our business and financial results will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 or other pandemic and its variants in the future, future government actions in response to the crisis, the acceptance and effectiveness of vaccines to address the pandemic, and the overall impact of the pandemic on the global economy and capital markets, among many other factors, all of which are highly uncertain and unpredictable. There can be no assurance that any global pandemic or other health crisis will not have a material and adverse effect on our business, financial results and financial condition.

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

Our agreements do not typically obligate our third-party manufacturers to supply products to us in specific quantities or for an extended term, which could result in short notice to us of supply shortages and increases in the prices we are charged for manufacturing services. We believe that our orders may not represent a material portion of the total orders of our primary third-party manufacturers, and, as a result, fulfilling our orders may not be prioritized in the event they are constrained in their abilities or resources to fulfill all of their customer obligations in a timely manner. Although we provide demand forecasts to some of our third-party manufacturers, some of our third-party manufacturers may assess charges, or we may have liabilities for excess inventory if we overestimate our demand, each of which could negatively affect our gross margins. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us, such as forecasted demand. We may be liable to purchase excess product or aged material from our suppliers following reasonable mitigation efforts. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, our third-party manufacturer may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenues. For example, as a result of increased global demand for some components used in our products, particularly semiconductor-related components, foundries have experienced capacity shortages and have responded by allocating existing supply among their customers, including us. This capacity shortage coupled with an increase in demand for our affected products, due in part to a global increase in demand for bandwidth has resulted in supply shortages that have caused increased lead times for some of our products. We may suffer delays introducing new products to the market and in sales of existing products as a result of parts unavailability or shortages, resulting in loss or delay of revenue.

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

We rely on third-party components to build our products, and we generally rely on our third-party manufacturers to obtain the components necessary for the manufacture of our products. We use our forecast of expected demand to determine our material requirements. Lead times for materials and components we order vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If forecasts exceed orders, we may have excess and/or obsolete inventory, which could have a material adverse effect on our business, operating results and financial condition. If orders exceed forecasts, or available supply, we may have inadequate supplies of certain materials and components, which could have a material adverse effect on our ability to meet customer delivery requirements and to recognize revenue. If we underestimate our requirements or our third-party suppliers are not able to timely deliver components, our third-party manufacturers may have inadequate materials and components required to produce our products. This could result in an interruption in the manufacture of our products, delays in shipments and fulfillment of customer orders, and deferral or loss of revenues. Our third-party manufacturers may not be able to secure sufficient components at reasonable prices or of acceptable quality to build our products in a timely manner, adversely impacting our ability to meet demand for our products. In addition, if our component suppliers cease manufacturing needed components, we could be required to redesign our products to incorporate components from alternative sources or designs, a process which could cause significant delays in the manufacture and delivery of our products. Unpredictable price increases for such components may also occur. The unavailability of these components could substantially disrupt our ability to manufacture our products and fulfill sales orders.

In addition, we currently depend on a limited number of suppliers for several critical components for our products, and in some instances, we use sole or single source suppliers for our components to simplify design and fulfillment logistics. Neither we nor our third-party manufacturers carry substantial inventory of our product components. Many of these components are also widely used in other product types. Shortages are possible and our ability to predict the availability of such components may be limited. In the event of a shortage or supply interruption from our component suppliers, we or our third-party manufacturers may not be able to develop alternate or second sources in a timely manner, on commercially reasonable terms or at all, and the development of alternate sources may be time-consuming, difficult and costly. Any resulting failure or delay in shipping products could result in lost revenues and a material and adverse effect on our operating results. If we are unable to pass component price increases along to our end customers or maintain stable pricing, our gross margins could be adversely affected and our business, financial condition, results of operations and prospects could suffer.

Supply shortages for key components in our products may result in extended lead times or supply changes, which could disrupt or delay our scheduled product deliveries to our end customers and may result in the loss of sales and end customers.

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

Governmental regulations may also impact our ability to procure required components, such as regulations enacted by the U.S. limiting the ability to procure certain components from China. If we are unable to procure required components from sources outside of jurisdictions restricted by government regulation, we may be unable to produce and sell products that we are able to sell to customers in regions subject to such restrictions.

We may face increased costs or other logistics challenges in the shipment of our products, which may increase cost of revenues or result in a delay of shipments to customers.

Logistics challenges have and may continue to impact our operations, as a result of container shortages which have and may continue to lengthen availability of containers and increased carriage costs, resulting in increases in relevant freight costs, all at a time when global demand has increased. Ports have and may continue to experience increasing lead times with delays in the container freight market as port delays, worker shortages and the impact of any global pandemic impact the ability to import and export goods, particularly from China, resulting in an increase in logistics and freight costs. These logistics and freight challenges and increasing costs could have a material adverse effect on our ability to meet customer delivery requirements, result in increased costs and adversely affect our business, financial condition, results of operations and prospects.

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

We rely on channel partners for a substantial majority of our sales and our future success is highly dependent upon establishing and maintaining successful relationships with distributors and other channel partners. Recruiting and retaining qualified channel partners and training them in our technology and products require significant time and resources. Our reliance on channel partners for sales of our products results in limited visibility into demand and channel inventory levels which in turn adversely impacts our ability to accurately forecast our future revenues. By relying on our channel partners, we may have less contact with end users, thereby making it more difficult for us to establish brand awareness, service ongoing network operator requirements and respond to evolving needs for new product functionality.

Sales through distributors have been highly concentrated in a few distributors, with over 41%, 37%, and 29% of our revenues in 2020, 2021 and 2022, respectively, coming from our three largest distributors. In addition, certain of our distributors may rely disproportionately on sales to a small number of end customers. Termination or degradation of a relationship with a major distributor, or of a distributor with its major customer, could result in a temporary or permanent material loss of revenues. We may not be successful in finding other distributors on satisfactory terms, or at all, and our distributors may fail to maintain or replace business with their major customer, either of which could adversely affect our ability to sell in certain geographic markets or to certain network operators, adversely impacting our revenues, cash flow and market share.

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

We rely on our third-party logistics and warehousing provider, with distribution hubs currently in the United States, the Netherlands and China, to fulfill the majority of our worldwide sales and deliver our products on a timely basis. Any change in the location of our distribution hubs, such as changes in distribution location anticipated to be made by us in 2023, and any delay in delivery of our products to distributors or network operators could create dissatisfaction, harm our reputation, result in the loss of future sales and, in some cases, subject us to penalties. A change in the location of our distribution centers may result in delays in our ability to ship products to customers from such newly established distribution centers, or adversely impact our ability to meet import or export requirements. We rely on our third-party logistics and warehousing provider to accurately segregate and record our inventory for us and to report to us the receipt and shipments of our products. Our third-party logistics and warehousing provider also manages and tracks the delivery of our products from the warehouse and safeguards our inventory, which accounts for a vast majority of our inventory balance. The failure of our third-party logistics and warehousing provider to perform these key tasks sufficiently, or any disruption to its business as a result of restrictions imposed as a result of health crises, natural disasters, work stoppages, cyber attacks or other business disruptions, could disrupt their operations and therefore the shipment of our products to channel partners or end users or cause errors in our recorded inventory or in our customs or other regulatory documentation, any of which could adversely affect our business and operating results.

Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high-quality support and services could have a material adverse effect on our business, operating results and financial condition.

End users of our products rely on our products for critical applications and, as such, high-quality support is critical for the successful marketing and sale of our products. If we or our channel partners do not provide adequate support in deploying our products or in resolving post-deployment issues quickly, our reputation may be harmed and our ability to sell our products could be materially and adversely affected. In addition, our business continues to evolve, as we offer select products only in conjunction with required support or services purchased in addition to product purchases. There can be no assurance that our ability to require purchase of support and services will be successful.

If we or our distributors and channel partners are unable to attract new end users or sell additional products to end users that currently use our products, our revenue growth would be adversely affected, and our revenues could decrease.

To increase our revenues, we depend on the adoption of our solutions by end users that purchase our products through our channel partners. End users typically need to make substantial investments when deploying network infrastructure, which can delay a purchasing decision. Once a network operator has deployed infrastructure for a particular portion of its network, it is often difficult and costly to switch to another vendor’s equipment. If we or our channel partners are unable to demonstrate that our products offer significant performance, functionality or cost advantages to the competitor’s product, it would be difficult for us to generate sales to that network operator once a competitor’s equipment has been deployed.

Our future success also depends significantly on additional purchases of our products by end users that have previously purchased our products. End users may choose not to purchase additional products because of several factors, including dissatisfaction with our products or pricing relative to competitive offerings, reductions in network operators’ spending levels or other causes outside of our control. If we are not able to generate repeat purchases from end users, our revenues may grow more slowly than expected or may decline, and our business and operating results would be adversely affected.

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

Our products are technologically complex and may contain undetected hardware defects or software bugs, which could result in increased warranty claims, increased costs, loss of revenues and harm to our reputation.

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

We maintain inventory of finished goods and, to a lesser extent, raw materials that we believe are sufficient to allow timely fulfillment of sales, subject to the impact of supply shortages. Growth in our sales and new product launches may require us to build inventory in the future. Higher levels of inventory expose us to a greater risk of carrying excess or obsolete inventory, which may in turn lead to write-downs. We may also record write-downs in connection with the end-of-life for specific products. Decisions to increase or maintain higher inventory levels are typically based upon uncertain forecasts or other assumptions. Because the markets in which we compete are volatile, competitive and subject to rapid technology and price changes, if the assumptions on which we base these decisions turn out to be incorrect, our financial performance could suffer and we could be required to write-off the value of excess products or components inventory. In addition, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us, such as forecasted demand. We may be liable to purchase excess product or aged material from our suppliers following reasonable mitigation efforts, resulting in an adverse impact on our cash flows, operating expenses, results of operation and financial condition.

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

Although we rely on channel partners to fulfill the substantial majority of our sales, our direct sales force plays a critical role driving our sales through direct engagement with network operators. We have invested and will continue to invest substantially in our sales organization. Our sales headcount has grown from 124 as of December 31, 2019 to 134 as of December 31, 2022, as we focus on growing our business, entering new markets and increasing our market share, and we expect to continue to incur significant expenses as we continue to invest in sales and marketing in order to achieve revenue growth. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires may not become productive as quickly as we expect, and we may be unable to hire and retain sufficient numbers of qualified individuals needed to increase our sales. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire do not achieve expected levels of productivity, our business, operating results and financial condition could be materially adversely affected.

Our sales cycles can be long and unpredictable and our sales efforts require considerable time and expense. As a result, our sales and revenues are difficult to predict and may vary substantially from period to period.

Our sales efforts involve educating channel partners and network operators about the technical capabilities, applications and benefits of our products. Network operators typically require long sales cycles to select a product supplier and place sales orders. The sale process usually begins with an evaluation, followed by one or more network trials, followed by vendor selection and finally installation, testing and deployment. Network operator purchasing activity depends upon the stage of completion of expanding network infrastructures and the availability of funding, among other factors. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our products are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Moreover, the evolving nature of the market may lead prospective network operators to postpone their purchasing decisions pending resolution of network standards or adoption of technology by others. Network operators may also postpone a purchase decision pending the release of new or enhanced products by us or others. As a result, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenues from a sale will be recognized, resulting in lumpy sales from period to period. Our operating results may therefore vary significantly from quarter to quarter.

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
•
selling to government entities may require us to comply with various regulations that are not applicable to sales to non-government entities, including regulations that may relate to pricing, classified material and other matters, or requirements regarding the development and maintenance of programs such as small business subcontracting, or compliance with EEOC or environmental requirements. Complying with such regulations may also require us to put in place controls and procedures to monitor compliance with the applicable regulations that may be costly or not possible;
•
purchases by the U.S. and other governments may be subject to technological changes including changes in required standards that must be met, that are not required of non-governmental sales;

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

We have extensive international operations and generate a significant amount of revenues from sales to channel partners in Europe, the Middle East and Africa, Asia-Pacific and South America. For example, sales outside of the United States accounted for 49% of our total revenues in 2020, 51% in 2021, and 55% in 2022. We rely on our third-party logistics and warehousing provider, with distribution hubs currently in the United States, the Netherlands and China to fulfill the majority of our worldwide sales and to deliver our products to our customers. We have estimated the geographical distribution of our product revenues based on the ship-to destinations specified by our distributors when placing orders with us. Our ability to grow our business and our future success will depend on our ability to continue to expand our global operations and sales worldwide.

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
•
requirements or preferences for domestically manufactured products, which could reduce demand for our products or adversely impact our ability to fulfill customer orders;
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

To execute on our business strategy, we may acquire or make investments in complementary companies, products or technologies. Our integration of acquired businesses may not be successful and we may not achieve the benefits of the acquisition. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete additional acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our channel partners, investors and financial analysts. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenues and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may be unable to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including unexpected liability or accounting charges. We may pay cash, incur debt or issue equity securities to pay for any future acquisition, each of which could adversely affect our financial condition or the value of our shares. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

Risks related to our industry

New regulations or standards or changes in existing regulations or standards in the United States or internationally related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations and future sales.

Our products are subject to governmental regulations in a variety of jurisdictions. To achieve and maintain market acceptance, our products must comply with these regulations as well as a significant number of industry standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission, or FCC, Underwriters Laboratories and others. We must also comply with similar international regulations, particularly those issued by the European Telecommunications Standards Institute, or ETSI, as such directives are or may be adopted as regulations by governments in member states. In addition, radio emissions, such as our products, are subject to health and safety regulation in the United States and in other countries in which we do business, including by the Center for Devices and Radiological Health of the Food and Drug Administration, the Occupational Safety and Health Administration and various state agencies. Member countries of the European Union have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions, and chemical substances and use standards. As these regulations and standards evolve, and if new regulations or standards are implemented, we could be required to modify our products or develop and support new versions of our products, and our compliance with these regulations and standards may become more burdensome. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay introduction of our products, which could harm our business. Changes in standards could cause our products to be required to be redesigned in order to meet these changing standards. Foreign regulatory agencies may delay or fail to certify our products for political or other reasons other than product quality or performance. Network operator uncertainty regarding future policies may also affect demand for wireless broadband products, including our products. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results and financial condition.

In addition, changes in government regulations providing funding for capital investment in new industries, products or services, such as any government funding of products supporting wireline connectivity rather than wireless connectivity, could adversely impact products that are purchased by our customers and adversely impact our business, results of operations and financial condition. Further, government requirements around the world requiring or providing preference to, domestically produced goods may limit our ability to sell our products to customers in such jurisdictions, impacting our ability to grow our sales in such jurisdictions, adversely impacting our revenues, operations and financial condition.

We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we are not in compliance with applicable laws.

Our technology and products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. customs regulations, the economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and applicable U.K., EU and Netherlands export and import laws and regulations. Exports, re-exports and transfers of our products and technology must be made in compliance with these laws and regulations. U.S., U.K. and EU export control laws and economic sanctions include a prohibition on the shipment of certain products and technology to embargoed or sanctioned countries, governments and persons. We take precautions to prevent our products and technology from being shipped to, downloaded by or otherwise transferred to applicable sanctions targets, but our products could be shipped to those targets by our channel partners despite such precautions. If our products are shipped to or downloaded by sanctioned targets in the future in violation of applicable export laws, we could be subject to government investigations, penalties and reputational harm. Certain of our products incorporate encryption technology and may be exported, re-exported or transferred only with the required applicable export license from the U.S., U.K., or the EU through an export license exception.

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

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the recycling of electrical and electronic equipment as well as packaging and recycling requirements. The laws and regulations to which we are subject include the European Union’s Restriction of Hazardous Substances Directive, or RoHS, and Waste Electrical and Electronic Equipment Directive, or WEEE, as implemented by EU member states. Similar laws and regulations exist or are pending in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

If we are not able to satisfy data protection, security, privacy and other government- and industry-specific requirements or regulations, our business, results of operations and financial condition could be harmed.

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

Our actual or perceived failure to adequately protect personal data could result in claims of liability against us, damage our reputation or otherwise materially harm of business.

Global privacy and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations can be difficult and costly. In addition, evolving legal requirements restricting or governing the collection, use, processing, or cross-border transmission of personal data, including for regulation of cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and services. The interpretation and application of these laws and regulations in some instances is uncertain, and our legal and regulatory obligations are subject to frequent changes. For example, the European Union’s (“EU”) General Data Protection Regulation (“EU GDPR”) applies to the extent that our activities: (i) are conducted from an 'establishment' in the EU; or (ii) related to products or services offered to individuals in the EU or the monitoring of their behavior. The EU GDPR imposes a range of compliance obligations on controllers regarding the processing of personal data, including among others: (i) accountability and transparency requirements, which require controllers to demonstrate and record compliance with the EU GDPR and to provide more detailed information to data subjects regarding processing; (ii) enhanced requirements for obtaining valid consent; (iii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iv) obligations to comply with data protection rights of data subjects including a right of access to and rectification of personal data, a right to obtain restriction of processing or to object to processing of personal data and a right to ask for a copy of personal data to be provided to a third party in a usable format and erasing personal data in certain circumstances; (v) obligations to implement appropriate technical and organizational security measures to safeguard personal data; and (vi) obligations to report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours where feasible) and/or concerned individuals. In the event of non-compliance, the EU GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue, whichever is greater. In addition, the EU GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

European data protection laws, including the EU GDPR, generally also restrict the transfer of personal data from Europe to the US and most other countries that are not recognized as having “adequate” data protection laws, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards allowing US companies to import personal data from Europe has historically been certification to the EU-US Privacy Shield framework administered by the US Department of Commerce. However, the Court of Justice of the European Union (CJEU) issued a decision in July 2020 invalidating the EU-US Privacy Shield framework as a data transfer mechanism (Schrems II) and imposing further restrictions on the use of standard contractual clauses (SCCs), including a requirement for companies to carry out a transfer privacy impact assessment, which, among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under the SCCs will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in Europe. Following that decision, the Swiss Federal Data Protection and Information Commissioner took a similar view and considered that data transfers based on the Swiss-US Privacy Shield framework are no longer lawful (despite the fact that Schrems II is not directly applicable in Switzerland (unless the Swiss based company is subject to the EU GDPR) and the Swiss-US Privacy Shield has not been officially invalidated).

Further, the European Commission published new EU SCCs in June 2022, which place onerous obligations on the contracting parties. At present, there are few, if any, viable alternatives to the SCCs. However, on October 7, 2022, the US President introduced an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework which will act as a successor to the invalidated Privacy Shield. On December 13, 2022, the European Commission also published its draft adequacy decision to reflect its view that the new executive order and Trans-Atlantic Data Privacy Framework, is able to meet the concerns raised in Schrems II. If the draft adequacy decision is approved and implemented, the agreement will facilitate the transatlantic flow of personal data and provide additional safeguards to data transfer mechanisms (including EU SCCs and Binding Corporate Rules) for companies transferring personal data from the EU to the US. However, before parties rely on the new framework, there are still legislative and regulatory steps that must be undertaken both in the US and in the EU. As such, any transfers by us or our third-party vendors, collaborators or others of personal data from Europe to the US or elsewhere may not comply with European data protection laws, may increase our exposure to European data protection laws’ heightened sanctions for cross-border data transfer restrictions may restrict our activities in Europe and may limit our ability to collaborate with service providers, contractors and other companies subject to European data protection laws. Loss of our ability to transfer personal data from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.

Following the UK’s departure from the EU (Brexit), the EU GDPR’s data protection obligations continue to apply to the UK in substantially unvaried form under the so-called “UK GDPR” (i.e., the EU GDPR as it continues to form part of law in the UK by virtue of section 3 of the European Union (Withdrawal) Act 2018, as amended (including by the various Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations)). The UK GDPR exists alongside the UK Data Protection Act 2018 that implements certain derogations in the UK GDPR into English law. Under the UK GDPR, companies not established in the UK but that process personal data either in relation to the offering of products or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR, the requirements of which are (at this time) largely aligned with those under the EU GDPR. This may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the UK Government published its own form of EU SCCs, known as the International Data Transfer Agreement and International Data Transfer Addendum to the new EU SCCs. The UK Information Commissioner’s Office (ICO) has also published its version of the transfer impact assessment and revised guidance on international transfers, although entities may choose to adopt either the EU or UK style transfer impact assessment. In terms of international data transfers between the UK and US, it is understood that the UK and the US are negotiating an adequacy agreement.

Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, the California Consumer Privacy Act (CCPA), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The CCPA was substantially expanded on January 1, 2023, when the California Privacy Rights Act (CPRA) amendments to the CCPA became fully operative. The CPRA amendments, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CCPA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Other states, such as Colorado, Connecticut, Utah, and Virginia, have already passed similar comprehensive privacy laws that have or will also go into effect in 2023, and several more are considering their own versions of privacy legislation, demonstrating a strong trend towards more stringent state privacy, data protection and data security legislation in the U.S., which could increase our potential liability and adversely affect our business where these laws apply to us.

Our actual or perceived failure to comply with applicable laws and regulations or other obligations relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could subject us to liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation or could otherwise materially harm our business, any of which could have a material adverse effect on our business, operating results, and financial condition.

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

We experience cyber-attacks and other attempts to gain unauthorized access to our systems on a regular basis, and we anticipate continuing to be subject to such attempts. Despite our implementation of security measures, (i) our products and services, and (ii) the servers, data centers, and cloud-based solutions on which our and third-party data is stored, are vulnerable to cyber-attacks, data breaches, malware, and disruptions from unauthorized access, tampering or other theft or misuse, including by employees, malicious actors or inadvertent error. Such events could in the future compromise or disrupt access to or the operation of our products, services, and networks or those of our customers, or result in the information stored on our systems or those of our customers being improperly accessed, processed, disclosed, lost or stolen. We have not to date experienced a material event; however, the occurrence of any such event in the future could subject us to liability to our customers, suppliers, business partners and others, give rise to legal and/or regulatory action, could damage our reputation or otherwise materially harm our business, and could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious actors to disrupt our operations or undermine our own security efforts may be costly to implement and may not be successful. Breaches of security in our customers’ or suppliers' networks, or in cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in claims of liability against us, damage our reputation or otherwise materially harm our business.

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

Our obligations to indemnify our channel partners or end users against intellectual property infringement claims could cause us to incur substantial costs.

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

We outsource manufacture, and in some cases hardware or software design, to third-party manufacturers predominantly in Mexico, China, Israel and Taiwan, among other locations, and periodically evaluate manufacturers in other locations. Prosecution of intellectual property infringement and trade secret theft is more difficult in some of these jurisdictions than in the United States. Although our agreements with our third-party manufacturers generally preclude them from misusing our intellectual property and trade secrets, or using our designs to manufacture product for our competitors, we may be unsuccessful in monitoring and enforcing our intellectual property rights and may find counterfeit goods in the market being sold as our products or products similar to ours produced for our competitors using our intellectual property. Although we take steps to stop counterfeits, we may not be successful and network operators who purchase these counterfeit goods may experience product defects or failures, harming our reputation and brand and causing us to lose future sales.

Our operating results may be adversely affected and damage to our reputation may occur due to production and sale of counterfeit versions of our products.

Our products could be subject to efforts by third parties to produce counterfeit versions of our products. If we become the target of the manufacture of counterfeit goods, are unable to block their sale, are unable to detect counterfeit products in customer networks, or are unable to succeed in prosecuting counterfeiters and their distributors, such counterfeit sales, to the extent they replace otherwise legitimate sales, could adversely affect our operating results.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures, including controls related to revenue and expense recognition, regulatory compliance issues affecting our financial results, litigation and settlements and other matters, that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

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

Adverse economic conditions, continuing uncertain economic conditions or reduced information technology and network infrastructure spending may adversely affect our business, financial condition, results of operations and prospects.

Our business depends on the overall demand for wireless network technology and on the economic health and general willingness of our current and prospective end-customers to make those capital commitments necessary to purchase our products. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, a recession, international trade disputes, global pandemics such as the COVID-19 pandemic, or a reduction in information technology and network infrastructure spending even if economic conditions improve, have from time to time contributed, and may continue to contribute, to slowdowns in the markets in which we compete, resulting in reduced demand for our products as a result of constraints in capital spending, longer sales cycles, increased price competition for our products including lower sales prices, risk of excess and obsolete inventories, risk of supply constraints, and higher overhead costs as a percentage of revenue and higher interest expense, which could adversely affect our business, financial condition, results of operations and prospects, higher default rates among our distributors, reduced unit sales and lower or no growth. If the conditions in the U.S. and global economies deteriorate, become uncertain or volatile, our business, operating results and financial condition may be materially adversely affected. Economic weakness, end-customer financial difficulties, limited availability of credit and constrained capital spending have resulted, and may in the future result, in challenging and delayed sales cycles, slower adoption of new technologies and increased price competition, and could negatively impact our ability to forecast future periods, which could result in an inability to satisfy demand for our products and a loss of market share.

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

In addition, if interest rates rise or foreign exchange rates weaken for our international customers, overall demand for our products and services could decline and related capital spending may be reduced. Furthermore, any increase in worldwide commodity prices may result in higher component prices for us and increased shipping costs, both of which may negatively impact our financial results. A downturn or a recession may also significantly affect financing markets, the availability of capital and the terms and conditions of any financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all.

Our business depends on the overall demand for information technology, network connectivity and access to data and applications. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, a recession, international trade disputes, global pandemics such as the COVID-19 pandemic, or a reduction in information technology and network infrastructure spending even if economic conditions improve, could adversely affect our business, financial condition, results of operations and prospects in a number of ways, including longer sales cycles, lower prices for our products and services, higher default rates among our distributors, reduced unit sales and lower or no growth.

The global macroeconomic environment could be negatively affected by, among other things, epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes between the U.S., China and other countries, inflationary pressures, higher interest rates, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, instability in the geopolitical environment, the Russia-Ukraine conflict, political tensions between Taiwan and China, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets.

We are exposed to fluctuations in currency exchange rates, which could adversely affect our business, financial condition, results of operations and prospects.

Our sales contracts are primarily denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk; however, as a result of the strengthening U.S. dollar, there has been an increase in the cost of our products to our end customers outside of the U.S., which could adversely affect our business, financial condition, results of operations and prospects. In addition, a decrease in the value of the U.S. dollar relative to foreign currencies could increase our product and operating costs in foreign locations. Further, a portion of our operating expenses is incurred outside the U.S., is denominated in foreign currencies and is subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully hedge against the risks associated with the currency fluctuations, our business, financial condition, results of operations and prospects could be adversely affected.

The elimination of LIBOR could adversely affect our business, results of operations or financial condition.

In July 2017, the head of the United Kingdom Financial Conduct Authority (FCA) announced plans to phase out the use of LIBOR by the end of 2021. In March 2021, the FCA confirmed that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021in the case of the 1-week and 2-month US Dollar LIBOR tenors, and immediately after June 30, 2023 in the case of the remaining US Dollar LIBOR tenors. Although the impact is uncertain at this time, the elimination of LIBOR could have an adverse impact on our business, results of operations, or financial condition. Although our credit facilities with Bank of America contemplates the elimination of LIBOR-indexed loans, we may incur significant expenses to amend our LIBOR-indexed loans, and other applicable financial or contractual obligations, including our credit facilities, to a new reference rate, which may differ significantly from LIBOR. Accordingly, the use of an alternative rate could result in increased costs, including increased interest expense on our credit facilities, and increased borrowing and hedging costs in the future. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and we are unable to predict the effect of any such alternatives on our business, results of operations or financial condition.

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

Enhanced United States tax, tariff, import/export restrictions, Chinese regulations or other trade barriers may have a negative effect on global economic conditions, financial markets and our business.

There is currently significant uncertainty about the future relationship between the United States, and various other countries, most significantly China, with respect to trade policies, treaties, tariffs and taxes. The U.S. government has and continues to make significant additional changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade. For example, in 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted various tariffs of 7.5%, 10%, 15% and 25% on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China. Since then, China has retaliated through various trade related measures including imposing tariffs on imports into China from the United States.

The U.S. government has also enacted controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. These new controls also apply to certain hardware containing these specified integrated circuits. Other foreign governments may in turn impose similar or more restrictive controls. The U.S. government continue to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide items to these entities. These controls or any additional restrictions may impact our ability to export certain products to China, prohibit us from selling our products to certain of our customers or restrict our ability to use certain Integrated Circuits (“ICs”) in our products.

It also is possible that the Chinese government will retaliate in ways that could impact our business. Additionally, these restrictions could disrupt the ability of China to produce semiconductors and other electronics and impact our ability to source components from China. These restrictions could impact the cost of components or inputs used to produce our products.

We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use components for inclusion in our products, if component prices increase significantly or if we are unable to export or sell our products to any of our customers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

If tariffs, trade restrictions, or trade barriers remain in place or if new tariffs, trade restrictions, or trade barriers are placed on products such as ours by U.S. or foreign governments, especially China, our costs may increase. We believe we can adjust our supply chain and manufacturing practices to minimize the impact of the tariffs and any impact on the supply chain of components sourced in China, but our efforts may not be successful, there can be no assurance that we will not experience a disruption in our business related to these or other changes in trade practices and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time-consuming, and costly.

The U.S. tariffs may also cause customers to delay orders as they evaluate where to take delivery of our products in connection with their efforts to mitigate their own tariff exposure. Such delays create forecasting difficulties for us and increase the risk that orders might be canceled or might never be placed. Current or future tariffs imposed by the U.S. may also negatively impact our customers' sales, thereby causing an indirect negative impact on our own sales. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might cause our distributors and customers to place fewer orders for our products, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations.

In June 2022, the import restrictions contained in the Uyghur Forced Labor Prevention Act ("UFLPA") became effective. The UFLPA creates a rebuttable presumption that any goods mined, produced or manufactured, wholly or in part in the Xinjiang Uyghur Autonomous Region (“XUAR”) of China, or produced by a listed entity, were made with forced labor and would therefore not be entitled to entry at any U.S. port. Importers are required to present clear and convincing evidence that such goods are not made with forced labor. While we do not source items from the XUAR or from listed parties, and we have increased our supply chain diligence, there is risk that our ability to import components and products may be adversely affected by the UFLPA.

Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. government or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations.

We may face exposure to unknown tax liabilities, which could adversely affect our financial condition, cash flows and results of operations.

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

We may be subject to income tax audits in all the jurisdictions in which we operate. The years open for audit vary depending on the tax jurisdiction. In the United States, we are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2019. In the non-U.S. jurisdictions, the tax returns that are open vary by jurisdiction and are generally for tax years between 2018 through 2022. We routinely assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. When assessing such potential exposures and where necessary, we provide a reserve to cover any expected loss. To the extent that we establish a reserve, we increase our provision for income taxes. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that tax liability is greater than the original estimate. If the governing tax authorities have a differing interpretation of the applicable law, a successful challenge of any of our tax positions could adversely affect our financial condition, cash flows and/or results of operations.

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

Vector Capital is not prohibited from selling its interest in us to third parties, and has sold and will continue to periodically sell its interest in us under the current effective shelf registration statements and future registration statements that are filed by us. While Vector Capital continues to own a majority of our outstanding shares, our ability to engage in significant transactions, such as a merger, acquisition or liquidation, is limited without the consent of Vector Capital. Conflicts of interest could arise between us and Vector Capital, and any conflict of interest may be resolved in a manner that does not favor us. Vector Capital may continue to retain control of us for the foreseeable future and may decide not to enter into a transaction in which our shareholders would receive consideration for their shares that is much higher than the cost to them or the then-current market price of those shares. In addition, Vector Capital could elect to sell a controlling interest in us and shareholders may receive less than the then-current fair market value or the price paid for their shares. Any decision regarding their ownership of us that Vector Capital may make at some future time will be in their absolute discretion.

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

We are an emerging growth company, as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following our initial public offering in 2019, although if the market value of our shares that are held by non-affiliates exceeds $700 million as of any June 30 before the conclusion of that five year period, or if we have total annual gross revenues of $1.07 billion or more during any fiscal year before the conclusion of that five year period, we would cease to be an emerging growth company as of the end of the fiscal year in which such threshold is met. In addition, if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an emerging growth company immediately. Investors may find our shares less attractive because we choose to rely on these exemptions. If some investors find our shares less attractive as a result of our choice to reduce our disclosures, there may be a less active trading market for our shares and our share price may be more volatile.

Our directors may have conflicts of interest because of their ownership of equity interests of, and their employment with, our majority shareholders or its affiliates.

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

We have substantial operations in Illinois, California, England and India, and our third-party manufacturers are currently predominantly located in Mexico, China, Taiwan and Israel. Operations in some of these areas are susceptible to disruption due to severe weather, seismic activity, political unrest and other factors. For example, a significant natural disaster, such as an earthquake, a fire or a flood, occurring at the facilities of one of our third-party manufacturers could have a material adverse impact on their ability to manufacture and timely deliver our products. Despite the implementation of network security measures, we also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our solutions. In addition, natural disasters, acts of terrorism or war could cause disruptions in the businesses of our suppliers, manufacturers, network operators or the economy as a whole. To the extent that any such disruptions result in delays or cancellations of orders or impede our ability to timely deliver our products, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the on-going Russia and Ukraine war), and other events (such as economic sanctions and trade restrictions, including those related to the on-going Russia and Ukraine war) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition. Likewise, events such as loss of infrastructure and utilities services such as energy, transportation, or telecommunications could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.

There is an increasing focus from regulators, certain investors, and other stakeholders concerning environmental, social, and governance (ESG) matters, both in the United States and internationally. ESG-related initiatives, goals, and/or commitments such as those regarding environmental matters, diversity, responsible sourcing and social investments, and other matters, could be difficult to achieve and costly to implement. The achievement of any goals that we may announce may rely on the accuracy of our estimates and assumptions supporting those goals. We could fail to achieve, or be perceived to fail to achieve, ESG-related initiatives, goals or commitments that we might set, and the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them may not be acceptable to the Securities Exchange Commission or other regulators or stakeholders, including our shareholders. Our actual or perceived failure to achieve any ESG-related initiatives, goals, or commitments that we make could negatively impact our reputation or otherwise materially harm our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2022, we occupied approximately 38,000 square feet of office space in Rolling Meadows, Illinois under an operating lease agreement where we have corporate and executive functions, research and development, customer support, operations and administration and finance services. In addition to our headquarters in Rolling Meadows, we lease additional space in the United States, including San Jose, California and Thousand Oaks, California. We also lease office space in various other international geographic locations, including Ashburton, England and Bangalore, India. In addition, we lease sales office space in Miami, Florida, Italy, Dubai, Mexico and Singapore. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

For additional information regarding obligations under operating leases, see Note 15 - Leases in the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Holders of record

As of December 31, 2022, there were 142 shareholders of record of our ordinary shares. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders. The closing price of our ordinary shares on December 30, 2022 was $21.67 per share as reported on the NASDAQ Global Market.

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

Dividend policy

We have not declared or paid dividends on our ordinary shares since our IPO. Neither Cayman Islands law nor our Amended and Restated Memorandum and Articles of Association requires our board of directors to declare dividends on our ordinary shares. Any future determination to declare cash dividends on our ordinary shares will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. We do not anticipate paying cash dividends on our ordinary shares for the foreseeable future.

Equity compensation plan information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2023 annual meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

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

The following graph compares the total cumulative shareholder return on our ordinary shares with the total cumulative return of the Russell 3000 Index and the NASDAQ Composite Index during the period commencing on June 26, 2019, the initial trading day of our ordinary shares, and ending on December 31, 2022. The graph assumes that $100 was invested at the beginning of the period in our ordinary shares and in each of the comparative indices, and the reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

	6/26/2019	6/28/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/30/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/30/2022
Cambium Networks Corporation	100.00	98.87	100.00	90.10	52.06	75.88	173.92	258.56	481.65	498.45	373.09	264.23	243.71	151.03	174.43	223.40
Russell 3000 (TR)	100.00	101.26	102.44	111.75	89.74	107.87	117.80	135.10	143.67	155.51	155.35	169.77	160.80	133.95	127.97	137.16
NASDAQ Composite (TR)	100.00	101.23	101.41	114.05	99.07	128.50	142.94	165.28	170.16	186.63	186.20	201.94	183.87	142.91	137.32	136.23

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

Overview

Cambium Networks is a global technology company that designs, develops, and manufactures wireless broadband and Wi-Fi networking infrastructure solutions for a wide range of applications, including broadband access, wireless backhaul, Industrial Internet of Things (IIoT), public safety communications and Wi-Fi access. Our products are used by businesses, governments, and service providers to build, expand and upgrade broadband networks. Our product lines fall into three broad, interrelated categories: Fixed Wireless Broadband (FWB), Enterprise networking, and Subscription and Services. The FWB portfolio spans point-to-point (PTP) and point-to-multi-point (PMP) architectures over multiple standards, including IEEE 802.11 and 3GPP (Third Generation Partnership Program) and frequency bands, including licensed, unlicensed, and lightly licensed spectrum. The Enterprise portfolio includes Wi-Fi access points, wireless aware switches, and other networking devices.

The Subscription and Services portfolio includes network planning and design as well as cloud or on-premises network management and control. The latter capability, delivered through subscription to cnMaestro™ X, forms the foundation of our ONE Network, a cloud-based network management architecture that allows users to remotely configure, monitor, and manage their wireless network. It provides a single, centralized view of all network devices, including both FWB and Enterprise, as well as real-time performance and usage data, and allows users to make changes to the network configuration and settings. Advanced services offered in conjunction with this platform include application visibility and control which is used to optimize end user experiences; integrated security gateway and SD-WAN for small and medium business; and automated and intelligent network optimization.

Trends impacting our business

Our business and the markets that we serve are experiencing widespread macroeconomic uncertainties, including supply chain constraints, inflation and monetary policy shifts, recession risks, continuation of the COVID-19 pandemic and restrictions on business activities imposed by governments, and potential disruptions from the Russia-Ukraine conflict, the U.S. trade war with China and other global political tensions.

Although we have experienced improvement in our manufacturing and supply chain operations, we continue to experience constraints, with some lingering component shortages, extended lead times, and elevated component and supply chain costs. We continue to work closely with our contract manufacturers and supply chain partners to ramp production following a period of delayed component sourcing and workforce disruptions. We have extended our inventory of certain key components to alleviate component shortages, and extended our demand planning and purchase commitments to alleviate delays in component sourcing and the risk of future supply chain disruptions, but we cannot be certain that such delays or disruptions will not occur, or that our extended demand planning horizon will adequately address these disruptions should they occur. In addition, inflation pressure in our supply chain, scarcity of some materials needed to build our products and disruptions to our manufacturing process have increased our cost of revenue and have impacted, and may continue to negatively impact our gross margin. Our operating cash flows have also been and may continue to be negatively impacted by increased component inventories on hand or at our contract manufacturers, awaiting supply of a limited number of scarce components necessary to build and ship the completed product. While we have increased our inventory of key components, technology shifts could result in this increased inventory becoming excess or obsolete. Although overall demand remains stable, supply chain and manufacturing related constraints could impact our ability to fulfill this demand and as a result could negatively impact our business in future periods. In addition, while we have increased our inventory of key components, technology shifts could cause this increased inventory to become excess or obsolete before it is deployed, as new product development relies on different components.

We continue to monitor the impact of macroeconomic factors, including a potential global recession, inflationary pressures and growing political tensions as a result of the Russia-Ukraine conflict, and political tensions with China and elsewhere. The impact of reverse globalization, including a more nationalistic trend globally leading to increasing government requirements for domestically produced products or limiting the sourcing of components and other products from China and elsewhere, has led us to limit our reliance on third party manufacturers in China and move manufacturing to other locations, which could cause disruptions in our supply operations. In addition, although our business has experienced limited disruption as a result of the Russia-Ukraine conflict, continued escalation of the conflict may negatively impact the global economy and our future operating results and financial condition. We cannot predict the extent that these pressures may have on our financial condition, liquidity, operations, suppliers, industry, and workforce. The extent of the impact of these factors on our operational and financial performance, will depend on future developments, the impact on our customers, partners, employees, contract manufacturers and supply chain, all of which continue to evolve and are unpredictable. We also believe that any extended or renewed economic disruptions or deterioration in the global economy could have a negative impact on demand from our customers in future periods. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

Basis of presentation

Revenues

Our revenues are generated primarily from the sale of our products, which consist of hardware with essential embedded software. Our revenues also include amounts for software products, extended warranty on hardware products and subscription services. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met. Revenues are recognized net of estimated stock returns, volume-based rebates and cooperative marketing allowances that we provide to distributors. We recognize subscription services revenue ratably over the term in which the services are provided and our performance obligation is satisfied. We provide a standard warranty on our hardware products, with the term depending on the product, and record a liability for the estimated future costs associated with potential warranty claims. In addition, we also offer extended warranties for purchase and represents a future performance obligation for us. The extended warranty is included in deferred revenues and is recognized on a straight-line basis over the term of the extended warranty.

Cost of revenues and gross profit

Our cost of revenues is comprised primarily of the costs of procuring finished goods from our third-party manufacturers, third-party logistics and warehousing provider costs, freight costs and warranty costs. We outsource our manufacturing to third-party manufacturers located primarily in Mexico, China, Israel and Taiwan. Cost of revenues also includes costs associated with supply operations, including personnel related and allocated overhead costs, provision for excess and obsolete inventory, third-party license costs and third-party costs related to services we provide. Cost of revenues also includes amortization of capitalized software costs associated with products marketed to be sold.

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

Operating expenses

We classify our operating expense as research and development, sales and marketing, and general and administrative expense. Personnel costs are the primary component of each of these operating expense categories, which consist of personnel costs such as salaries, sales commissions, benefits, and bonuses, as well as share-based compensation expense. In addition, we separate depreciation and amortization in their own category.

Research and development

In addition to personnel-related costs, research and development expense consists of costs associated with design and development of our products, product certification, travel, recruiting and shared facility and shared IT costs. We generally recognize research and development expense as incurred. For certain of our software projects under development, we capitalize the development cost during the period between determining technological feasibility of the product and commercial release. We amortize the capitalized development cost upon commercial release, generally over three years and is included in cost of revenues. We typically do not capitalize costs related to the development of first-generation product offerings as technological feasibility generally coincides with general availability of the software.

Sales and marketing

In addition to personnel costs for sales, marketing, service and product line management personnel, sales and marketing expense consists of our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, national and local regulatory approval on our products, travel and entertainment, recruiting and shared facility and shared IT costs.

General and administrative

In addition to personnel costs, general and administrative expense consists of professional fees, such as legal, audit, accounting, information technology and consulting costs, insurance, shared facility and shared IT costs, and other supporting overhead costs.

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

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations for the year ended December 31, 2021 compared to the year ended December 31, 2022:

	Years ended December 31,
(in thousands)	2021	2022
Statements of Operations Data:
Revenues	$335,854	$296,899
Cost of revenues	175,058	151,759
Gross profit	160,796	145,140
Operating expenses
Research and development	51,322	49,865
Sales and marketing	41,819	44,452
General and administrative	25,065	24,982
Depreciation and amortization	6,171	5,961
Total operating expenses	124,377	125,260
Operating income	36,419	19,880
Interest expense, net	4,269	1,977
Other expense (income), net	244	(114)
Income before income taxes	31,906	18,017
Benefit for income taxes	(5,515)	(2,183)
Net income	$37,421	$20,200

	Years ended December 31,
	2021	2022
Percentage of Revenues:
Revenues	100.0%	100.0%
Cost of revenues	52.1%	51.1%
Gross margin	47.9%	48.9%
Operating expenses
Research and development	15.3%	16.8%
Sales and marketing	12.5%	15.0%
General and administrative	7.5%	8.4%
Depreciation and amortization	1.8%	2.0%
Total operating expenses	37.1%	42.2%
Operating income	10.8%	6.7%
Interest expense, net	1.3%	0.7%
Other expense (income), net	0.1%	(0.1)%
Income before income taxes	9.4%	6.1%
Benefit for income taxes	(1.6)%	(0.7)%
Net income	11.0%	6.8%

The following is the discussion and analysis of changes in the financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2022. The discussion and analysis of 2020 and changes in the financial condition and results of operations for the year-to-year comparisons between 2020 and 2021 that are not included in this Form 10-K may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II, Item 7 of our Annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission ("SEC") on February 24, 2022, which is incorporated by reference to this Part II, Item 7 of this Annual Report on Form 10-K.

Comparison of the year ended December 31, 2021 to the year ended December 31, 2022

Revenues

	Years ended December 31,		Change
(dollars in thousands)	2021	2022	$	%
Revenues	$335,854	$296,899	$(38,955)	(11.6)%

Revenues decreased $39.0 million, or 11.6% from $335.9 million in 2021 to $296.9 million in 2022, which was mostly attributable to decreased demand for our point-to-multi-point products primarily due to lower demand from service providers due to a technology transition along with supply and distribution challenges from China during the first half of 2022. This decrease was partially offset by higher demand for our Enterprise products which benefited from higher volume and pricing of our Wi-Fi 6/6E and switching products and increased demand for our point-to-point products. Although revenue decreased in 2022, we continue to expand our channel, with more than 12,600 total registered channel partners, which includes approximately 160 distributors, as of December 31, 2022.

Revenues by product category

	Years ended December 31,		Change
(dollars in thousands)	2021	2022	$	%
Point-to-Multi-Point	$204,756	$114,941	$(89,815)	(43.9)%
Point-to-Point	60,761	67,083	6,322	10.4%
Enterprise	66,933	109,844	42,911	64.1%
Other	3,404	5,031	1,627	47.8%
Total revenues by product category	$335,854	$296,899	$(38,955)	(11.6)%

Point-to-Multi-Point

Our PMP product line comprised 61% of total revenues for 2021 and 39% of total revenues for 2022. PMP revenue decline was driven by slower network buildouts in North America and Europe, Middle East, Africa due to a technology transition to new gigabit technologies within our product portfolio along with supply constraints and distribution challenges during the first half of 2022 which impacted our ability to procure and ship product.

Point-to-Point

PTP revenues increased across all regions, with increased demand from the federal government in North America and defense sector in Europe, Middle East, Africa and increased demand for backhaul products in the other regions.

Enterprise

Enterprise revenues increased 64.1% from 2021 to 2022, and comprised 37% of total revenues for 2022. Our Wi-Fi category has been renamed Enterprise to more accurately describe the products and services being included in this product category. The increase in Enterprise revenues was driven by higher demand for Wi-Fi 6/6E and switching products, with the largest increase in revenues in North America and Europe, Middle East, Africa. Enterprise revenues improved greatly after being negatively impacted in the first half of 2022 due to component shortages and the lockdowns in China impacting our ability to procure and ship product.

Revenues by geography

	Years ended December 31,		Change
(dollars in thousands)	2021	2022	$	%
North America	$173,491	$133,897	$(39,594)	(22.8)%
Europe, Middle East, Africa	93,082	90,883	(2,199)	(2.4)%
Caribbean and Latin America	40,974	31,223	(9,751)	(23.8)%
Asia Pacific	28,307	40,896	12,589	44.5%
Total revenues by geography	$335,854	$296,899	$(38,955)	(11.6)%

Revenues decreased in 2022 compared to 2021 reflecting lower revenues in North America, Europe, Middle East, Africa and Caribbean and Latin America partially offset by higher revenues in Asia Pacific. The decreased revenues in North America was driven mostly by lower revenues for PMP products due to lower demand from service providers along with supply and distribution challenges during the first half of 2022. These decreases were partially offset by higher Enterprise revenues due to higher demand for Wi-Fi 6/6E and switching products along with improved supply. Europe, Middle East, Africa revenues decreased mostly due to lower PMP revenues due to lower demand and technology transition to new gigabit technologies within our product portfolio, partially offset by higher Enterprise revenues due to strong demand and new product introductions for Wi-Fi and switching products and higher PTP revenues due to higher demand from defense business. Caribbean and Latin America revenues decreased due to lower PMP revenues due to lower demand and supply and distribution issues during the first half of 2022 along with lower Enterprise revenues partially offset by higher PTP revenues due to increased demand for backhaul products. The increase in Asia Pacific revenues was driven by higher Enterprise revenues due to improved supply and larger deals along with increased PMP and PTP revenues.

Cost of revenues and gross margin

	Years ended December 31,		Change
(dollars in thousands)	2021	2022	$	%
Cost of revenues	$175,058	$151,759	$(23,299)	(13.3)%
Gross margin	47.9%	48.9%		100 bps

Cost of revenues decreased $23.3 million, or 13.3%, from $175.1 million for 2021 to $151.8 million for 2022. The decrease in cost of revenues was primarily due to decreased revenues, but was impacted by higher production costs during the first half of 2022 due to increase in component charges as a result of component shortages and increases in component costs and in freight and logistics charges as a result of cost increases due to container shortages, use of other distribution, shipment and transportation modes, and increase in costs by logistics and freight providers to meet the high global demand. These impacts were partially offset by price increases and increases in Wi-Fi device and software subscription revenues.

Gross margin increased from 47.9% in 2021 to 48.9% in 2022. The increase reflects price increases introduced in the fourth quarter of 2021 and increased revenue in higher margin products, such as Wi-Fi and software subscriptions partially offset by higher production costs due to increases in component charges as a result of component shortages and increases in component costs, and higher logistics costs to meet demand, including costs of alternative distribution, shipment and transportation modes as a result of government shutdowns in China experienced the first half of 2022.

Operating expenses

	Years ended December 31,		Change
(dollars in thousands)	2021	2022	$	%
Research and development	$51,322	$49,865	$(1,457)	(2.8)%
Sales and marketing	41,819	44,452	2,633	6.3%
General and administrative	25,065	24,982	(83)	(0.3)%
Depreciation and amortization	6,171	5,961	(210)	(3.4)%
Total operating expenses	$124,377	$125,260	$883	0.7%

Research and development

Research and development expense decreased $1.5 million, or 2.8%, from $51.3 million in 2021 to $49.9 million in 2022. As a percentage of revenues, research and development expenses increased from 15.3% in 2021 to 16.8% in 2022. Research and development expense decreased mainly due to a $4.7 million decrease in corporate bonus expense due to lower financial performance along with $0.3 million higher capitalized software costs due to increase in projects eligible for capitalization and $0.2 million lower engineering project material costs. These decreases were mostly offset by $1.5 million in higher share-based compensation expense due to new grants issued, $1.0 million higher staffing-related expenses due to increased headcount, $0.8 million higher contractor costs due to increases in the number of contractors to support ramping of projects, $0.2 million higher travel-related costs and $0.2 million higher homologation and regulatory testing expense due to increase in new product introductions.

Sales and marketing

Sales and marketing expense increased $2.6 million, or 6.3%, from $41.8 million in 2021 to $44.5 million in 2022. As a percentage of revenues, sales and marketing expense increased from 12.5% in 2021 to 15.0% in 2022. The increase in sales and marketing expense was primarily due to $1.2 million in higher travel-related spend and $0.4 million higher trade show and marketing-related spend as restrictions on travel and conferences imposed by COVID-19 pandemic continue to lessen in parts of the world, $1.1 million higher payroll-related costs, along with $0.7 million higher share-based compensation expense due to new grants issued and $0.2 million of severance. The remainder of the increase is driven by $0.4 million higher homologation and regulatory testing expense and $0.1 million higher software subscription fees. These increases were partially offset by $1.5 million lower corporate bonus expense due to lower financial performance.

General and administrative

General and administrative expense decreased $0.1 million, or 0.3%, from $25.1 million in 2021 to $25.0 million in 2022. As a percentage of revenues, general and administrative expense increased from 7.5% in 2021 to 8.4% in 2022. The decrease in general and administrative expense was primarily due to $2.3 million lower corporate bonus expense due to lower financial performance and $0.3 million lower insurance expense. These decreases were mostly offset by $0.7 million higher payroll-related costs, mostly driven by $0.2 million nonrecurring severance recognized in the second quarter of 2022, along with $0.7 million higher share-based compensation expense due to new grants issued. The remainder of the offset was driven by $0.6 million higher professional service fees, $0.2 million higher business tax expense, $0.2 million higher travel-related spend and $0.2 million higher IT expense, mostly for subscription licenses.

Depreciation and amortization

Depreciation and amortization expense decreased $0.2 million, or 3.4%, from $6.2 million in 2021 to $6.0 million in 2022. The decrease in depreciation and amortization was mostly driven by the amortization of finite-lived intangibles being fully depreciated in the fourth quarter of 2021 offset by slightly higher depreciation on new assets placed in service.

Interest expense, net

	Years ended December 31,		Change
(dollars in thousands)	2021	2022	$	%
Interest expense, net	$4,269	$1,977	$(2,292)	(53.7)%

Interest expense decreased $2.3 million, or 53.7% from $4.3 million in 2021 to $2.0 million in 2022. The decrease was primarily due to a reduction in the interest rate, lower principal balance on the term loan and lower amortization of deferred financing fees, mostly due to additional amortization recognized in 2021 related to write-offs of deferred financing fees associated with the extinguishment of the Silicon Valley Bank term loan.

Other expense (income), net

	Years ended December 31,		Change
(dollars in thousands)	2021	2022	$	%
Other expense (income), net	$244	$(114)	$(358)	(146.7)%

Other expense (income), net changed from expense of $0.3 million in 2021 to income of $0.1 million in 2022. The change is primarily associated with foreign currency fluctuations.

Benefit for income taxes

	Years ended December 31,		Change
(dollars in thousands)	2021	2022	$	%
Benefit for income taxes	$(5,515)	$(2,183)	$3,332	(60.4)%
Effective income tax rate	(17.3)%	(12.1)%

Our tax benefit decreased from a tax benefit of ($5.5) million in 2021 to a tax benefit of ($2.2) million for 2022. The effective tax rates for the years ended December 31, 2021 and 2022 were (17.3)% and (12.1)%, respectively. For the year ended December 31, 2022, our income tax benefit decreased by $3.3 million from the year ended December 31, 2021 primarily due a change in the valuation allowance of $8.8 million as a result of the recognition of a valuation allowance of $0.9 million on California deferred tax assets on research and development during 2022 versus a release of the valuation allowance on UK deferred tax assets in 2021 of $7.9 million and a decrease in tax benefits on share-based compensation of $2.6 million offset by an increase in the benefit on Foreign Derived Intangible Income of $2.3 million, an increase in research and development tax credits in the UK, U.S., and U.S. states of $2.0 million and a tax benefit of $0.9 million on revaluation of the UK deferred tax assets at a higher rate. For the year ended December 31, 2021, the Company’s effective tax rate of (17.3)% differed from the U.S. statutory rate of 21.0% primarily due to a tax benefit on the release of a valuation allowance against our UK deferred tax assets of $7.9 million and a $3.4 million tax benefit arising on employee restricted share vesting and option exercises. For the year ended December 31, 2022, the Company’s effective tax rate of (12.1)% differed from the U.S. statutory rate of 21.0% primarily due to research and development tax credits of $2.8 million, a benefit on Foreign Derived Intangible Income of $2.3 million, and a tax benefit of $0.9 million on revaluation of the UK deferred tax assets at a higher tax rate. See Note 12 - Income taxes in the Notes to the Consolidated Financial Statements for more information related to income taxes.

Liquidity and Capital Resources

As of December 31, 2022, we had a cash balance of $48.2 million. Our financial condition and liquidity remain strong. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We believe our existing cash, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to fund normal operating expenses, to meet interest and principal requirements of our outstanding indebtedness, and fund capital expenditures. We believe these needs will be satisfied over at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We expect to regularly assess market conditions and may raise additional equity or incur additional debt if and when management, along with our board of directors, determines that doing so is in our best interest.

We refinanced our credit facilities on November 17, 2021 by establishing a new credit facility with Bank of America and extinguishing our existing credit facility with Silicon Valley Bank. The new credit facility with Bank of America allows for total borrowings of $75.0 million, which includes a $30.0 million term loan and a revolving loan of $45.0 million. On November 17, 2021, we borrowed the entire $30.0 million term loan, which was used to pay off the term loan with Silicon Valley Bank. As of December 31, 2022, we had $28.0 million outstanding principal debt on our term loan, including the current portion of $3.3 million. As of December 31, 2022, we had $45.0 million available under our revolving commitments, with no amounts drawn thereunder. In accordance with the terms of our credit facility with Bank of America, we began making quarterly principal payments of approximately $0.7 million on our term loan, commencing with the quarter ended March 31, 2022.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2022
Cash provided by (used in) operating activities	$29,960	$(3,054)
Cash used in investing activities	$(10,166)	$(9,245)
Cash (used in) provided by financing activities	$(22,953)	$1,245

Cash flows from operating activities

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

Net cash used in operating activities for 2022 of $3.1 million consisted primarily of net income of $20.2 million, adjustments for depreciation and amortization of $7.9 million, share-based compensation expense of $10.7 million and increase in provision for inventory excess and obsolescence of $3.7 million offset by a $5.2 million increase in deferred income taxes along with changes in operating assets and liabilities that resulted in net cash outflows of $40.3 million. The changes in operating assets and liabilities consisted primarily of a $27.0 million increase in inventories due to management's plan to build inventory in response to supply chain constraints, $12.9 million increase in accounts receivable reflecting higher sales and the timing of collections, and $8.9 million decrease in accrued employee compensation primarily due to the payment of the 2021 corporate bonus net of the 2022 corporate bonus accrual offset by $8.5 million increase in cash provided by all other assets and liabilities, mostly driven by the $5.3 million increase in deferred revenues and $2.8 million increase in accounts payable due to the timing of purchases and payments.

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

Net cash provided by financing activities of $1.2 million for 2022 was primarily due to $2.2 million in proceeds received from the exercise of share options and $2.0 million in proceeds received from the issuance of ordinary shares under our employee share purchase program offset by $2.0 million repayment of principal due under the term loan facility and $1.0 million for taxes paid from shares withheld in net settlement of taxes due on vesting of restricted shares issued to our employees.

Debt

We refinanced our credit facilities on November 17, 2021, by establishing a new credit facility with Bank of America ("BofA Credit Agreement") and extinguishing our existing credit facility with Silicon Valley Bank. The BofA Credit Agreement allows for total borrowings of $75.0 million, which includes a $30.0 million term loan and a revolving loan of $45.0 million. On November 17, 2021, we borrowed the entire $30.0 million term loan, which was used to pay off the term loan with Silicon Valley Bank. As of December 31, 2022, we had $28.0 million outstanding principal debt on our term loan, including the current portion of $3.3 million. As of December 31, 2022, the Company had $45.0 million available under the revolving commitments, with no amounts drawn thereunder.

In accordance with the terms of the BofA Credit Agreement, commencing with the quarter ended March 31, 2022, we began paying quarterly principal payments of approximately $0.7 million on our term loan. The BofA Credit Agreement contains (i) customary representations, warranties and affirmative and negative covenants, (ii) a maximum consolidated leverage ratio and (iii) a minimum consolidated fixed charge coverage ratio. As of December 31, 2022, we were in compliance with such affirmative and negative covenants, our consolidated leverage ratio and our consolidated fixed charge coverage ratio.

Summary of contractual obligations

We lease office space and equipment under operating leases that run through 2026. Additionally, our BofA Credit Agreement matures and becomes due and payable in November 2026.

A summary of our contractual obligations at December 31, 2022 are as follows (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations (1)	$2,154	$1,922	$384	$—	$4,460
Term credit facility (2)	3,281	24,750	—	—	28,031
Term credit facility interest (2)	1,716	3,978	—	—	5,694
Purchase obligations (3)	84,978	180	—	—	85,158
Total	$92,129	$30,830	$384	$—	$123,343
(1)
These amounts represent the undiscounted non-cancelable remaining lease payments. For a detailed discussion on our operating leases, refer to Note 15, Leases, in Notes to Consolidated Financial Statements in Item 8 of part II of this Annual Report on Form 10-K.
(2)
These amounts represent the scheduled principal payments based on their contractual maturities related to our term loan with Bank of America and interest payments based on the interest rate in effect on December 31, 2022 of 6.40%. For a detailed discussion of our credit facilities, refer to Note 6, Debt, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
(3)
These amounts represents unrecorded open purchase orders at December 31, 2022, primarily for inventory-related purchase orders with suppliers.

Commitments for purchase obligations has increased from 2021 due to planned revenue growth and the impact from extended lead times we are experiencing with our suppliers. In addition to the contractual obligations noted above, we expect to increase our year over year spend for capital expenditures driven by an expansion in our research and development labs and software costs in connection with new products. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy the cash requirements for these contractual obligations.

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

The valuation of inventory requires us to estimate excess or obsolete inventory. The determination of excess or obsolete inventory is estimated based on a comparison of the quantity and cost of inventory on hand to our forecast of customer demand and in consideration of historical usage and management judgment. The assumptions used to derive this estimate did not change significantly in the current period. The actual amount of inventory written off in future periods will likely differ from the inventory excess and obsolete provisions reflected in our consolidated balance sheets due to difference between estimated and actual future demand, which could have a material effect on our net inventory as reported in our consolidated financial statements. Any adjustments to the valuation of inventory are included in cost of revenues.

Product warranties

We provide a standard warranty on our products, with the term depending on the product, and record a liability for the estimated future costs associated with potential warranty claims at the time products are sold. Our responsibility under our standard warranty is the repair or replacement of in-warranty defective product, or to credit the purchase price of the defective product, at our discretion, without charge to the customer. Our estimate of future warranty costs is largely based on historical experience factors, including product failure rates, material usage, and service delivery cost incurred in correcting product failures. These provisions are reviewed and adjusted by management periodically to reflect actual and anticipated experience. The warranty costs are reflected in our consolidated statements of operations within cost of revenues.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We had $28.0 million of debt outstanding on our term loan facility and $0.0 million of debt outstanding on our revolving credit facility as of December 31, 2022 under our BofA Credit Agreement. We are exposed to interest rate risk from fluctuations in the US Dollar London Interbank Offered Rate, or LIBOR, that is a component of the interest rate used to calculate interest expense on the debt.

Interest accrues on the outstanding principal amount of the term loan on a quarterly basis and is equal to the US Dollar LIBOR rate per annum determined by reference to the 1-month, 3-month or 6-month US Dollar LIBOR rate as selected by the Company, plus an applicable margin between 1.75% and 2.25% as determined by our financial performance as measured by the consolidated leverage ratio. At December 31, 2022, the applicable margin was 1.75% and the effective interest rate on the term loan was 6.86%. A hypothetical 100-basis point increase in interest rates, and assuming a constant applicable margin and required principal payments, would result in an additional $0.3 million in interest expense related to our external debt per year.

In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), which regulates LIBOR, announced it will no longer compel banks to submit rates for the calculation of LIBOR after 2021 and in March 2021 confirmed the dates each tenor would cease. The 1-week and 2-month US Dollar LIBOR tenors ceased on December 31, 2021 and the remaining five US Dollar tenors (overnight, 1-month, 3-month, 6-month and 12-month) will cease on June 30, 2023. The Company's current term loan with Bank of America was borrowed as a Eurodollar loan which is indexed to the Eurodollar Rate (the rate equal to the London Interbank Offered Rate). The BofA Credit Agreement matures on November 17, 2026, which is after the cessation of all tenors of the US Dollar LIBOR rate.

The BofA Credit Agreement contemplates the discontinuation of LIBOR and provides that a benchmark replacement rate shall be determined by reference to other applicable rates and additionally allows the Company to switch to a Base Rate loan, as defined in the BofA Credit Agreement. The Company will continue to actively assess the related opportunities and risks involved in this transition.

Foreign currency exchange rate risk

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

Credit risk

We consider the credit risk of all customers and regularly monitor credit risk exposures in our trade receivables. Our standard credit terms with our customers are generally net 30 to 60 days. We had one customer representing more than 10% of trade receivables at December 31, 2021 and 2022. In addition, we had two customers representing more than 10% of revenue for the year ended December 31, 2021 and one customer representing more than 10% of revenues for the year ended December 31, 2022.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-29 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive and Chief Financial Officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal controls over financial reporting as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management based its assessment on criteria established in “Internal Control Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for “emerging growth companies”.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act for the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

None.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2023 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2023 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2023 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2023 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2023 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2022, and is incorporated herein by reference.

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
(3)
Exhibits. A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed by Cambium) is provided in the accompanying Exhibit Index.

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

1.1	Underwriting Agreement dated December 3, 2020 by and among Cambium Networks Corporation, the Underwriters and the Selling Shareholders	8-K	001-38952	1.1	December 4, 2020

3.1	Form of Amended and Restated Memorandum and Articles of Association to be effective upon completion of this offering	S-1/A	333-231789	3.1	June 13, 2019

4.1	Form of Ordinary Share Certificate of Registrant	S-1/A	333-231789	4.1	June 24, 2019

4.2	Form of Shareholders Agreement by and among Registrant and certain security holders of Registrant to be effective upon completion of this offering	S-1/A	333-231789	4.2	June 13, 2019

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934	10-K	001-38952	4.3	March 1, 2021

10.1+	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers	S-1	333-231789	10.1	May 29, 2019

10.2	Renewal Lease by Reference to an Existing Lease, Part Unit A, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.2	May 29, 2019

10.3	Renewal Lease by Reference to an Existing Lease, Unit B2/3, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dates as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.3	May 29, 2019

10.4	Renewal Lease by Reference to an Existing Lease, Unit B2/3, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of April 9, 2018, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.4	May 29, 2019

10.5	Renewal Lease by Reference to an Existing Lease, Unit D1, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.5	May 29, 2019

10.6	Renewal Lease by Reference to an Existing Lease, Unit D1, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of April 9, 2018, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.6	May 29, 2019

10.7	Office Lease, dated as of January 31, 2012, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.7	May 29, 2019

10.8	The First Amendment, dated March 6, 2012, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.8	May 29, 2019

10.9	The Second Amendment, dated February 21, 2013, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.9	May 29, 2019

10.10	The Third Amendment, dated June 3, 2015, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.10	May 29, 2019

10.11	The Fourth Amendment, dated January 18, 2018, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.11	May 29, 2019

10.12	Lease Deed, dated as of June 20, 2016, by and between Cambium Networks Consulting Private Limited and Umiya Holdings Private Limited	S-1	333-231789	10.12	May 29, 2019

10.13	Lease, dated as of December 4, 2017, by and between Cambium Networks, Inc. and Silicon Valley Center Office LLC	S-1	333-231789	10.13	May 29, 2019

10.14++	Corporate Supply Agreement between Cambium Networks Limited and Flextronics Telecom Systems, Ltd. dated as of April 23, 2012	S-1	333-231789	10.14	May 29, 2019

10.15+	2019 Employee Share Purchase Plan	S-1/A	333-231789	10.15	June 13, 2019

10.16	Intentionally Omitted

10.17+	2019 Share Incentive Plan	S-1/A	333-231789	10.17	June 13, 2019

10.18+	Form of Share Option Grant Notice and Restricted Share Award Agreement under 2019 Share Incentive Plan (to be executed by Atul Bhatnagar)	S-1/A	333-231789	10.18	June 13, 2019

10.19+	Form of Restricted Share Grant Notice and Restricted Share Award Agreement under 2019 Share Incentive Plan (to be executed by Atul Bhatnagar)	S-1/A	333-231789	10.19	June 13, 2019

10.20+	Form of Restricted Share Grant Notice and Restricted Share Award Agreement under 2019 Share Incentive Plan (to be executed by Atul Bhatnagar, Bryan Sheppeck and Ronald Ryan)	S-1/A	333-231789	10.20	June 13, 2019

10.24+	Employment agreement, dated as of February 15, 2013, between Cambium Networks, Inc. and Atul Bhatnagar	S-1/A	333-231789	10.24	June 13, 2019

10.25+	Sales Incentive Plan Document for Regional Vice Presidents: SVP Global Channels	S-1/A	333-231789	10.25	June 13, 2019

10.26+	Sales Incentive Plan Document for SVP Global Sales	S-1/A	333-231789	10.26	June 13, 2019

10.27+	Form of Executive Restricted Share Unit Grant	S-1/A	333-231789	10.27	June 24, 2019

10.28+	Form of Executive Stock Option Grant	S-1/A	333-231789	10.28	June 24, 2019

10.29+	Form of Director Stock Option Grant	S-1/A	333-231789	10.29	June 24, 2019

10.34	Credit Agreement dated as of November 17, 2021, between Cambium Networks and Bank of America	8-K	001-38952	10.34	November 18, 2021

10.35	Security Agreement dated as of November 17, 2021 between Cambium Networks and Bank of America	8-K	001-38952	10.35	November 18, 2021

10.36	Lease Deed, dated as of April 12, 2021, by and between Cambium Networks Private Limited and Mr. Jimmy Paymaster and Qualitas Property Consulting LLP	10-K	001-38952	10.36	February 24, 2022

10.37	Lease Deed, dated as of August 5, 2021, by and between Cambium Networks Private Limited and Umiya Holdings Private Limited and Others	10-K	001-38952	10.37	February 24, 2022

10.38	First Amendment to Lease, dated as of December 9 2021, by and between Cambium Networks, Inc. and Silicon Valley Center Office LLC	10-K	001-38952	10.38	February 24, 2022

10.39+	Offer Letter, dated as of April 10, 2022, between Cambium Networks, Inc. and Andrew Bronstein	10-Q	001-38952	10.39	May 6, 2022

21.1	Subsidiaries of the Registrant	S-1	333-231789	21.1	May 29, 2019

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan

++ Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and have been filed separately with the SEC.

# Portions of the exhibit have been excluded because it both (i) is not material and (ii) would be competitively harmful if publicly disclosed.

* Filed herewith.

** The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cambium Networks Corporation

Date: February 27, 2023	By:	/s/ Andrew P. Bronstein
Andrew P. Bronstein
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Atul Bhatnagar	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2023
Atul Bhatnagar

/s/ Andrew P. Bronstein	Chief Financial Officer (Principal Financial Officer)	February 27, 2023
Andrew P. Bronstein

/s/ John M. Becerril	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2023
John M. Becerril

/s/ Robert Amen	Chairman of the Board	February 27, 2023
Robert Amen

/s/ Alexander R. Slusky	Director	February 27, 2023
Alexander R. Slusky

/s/ Bruce Felt	Director	February 27, 2023
Bruce Felt

/s/ Vikram Verma	Director	February 27, 2023
Vikram Verma

/s/ Kevin Lynch	Director	February 27, 2023
Kevin Lynch

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cambium Networks Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cambium Networks Corporation and subsidiaries (the Company) as of December 31, 2021 and 2022, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois
February 27, 2023

CAMBIUM NETWORKS CORPORATION

Consolidated Balance Sheets

as of December 31, 2021 and 2022

(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2021	2022

ASSETS
Current assets
Cash	$59,291	$48,162
Receivables, net of allowances of $683 and $577	69,773	89,321
Inventories, net	33,777	57,068
Recoverable income taxes	860	117
Prepaid expenses	12,170	11,857
Other current assets	4,718	6,464
Total current assets	180,589	212,989
Noncurrent assets
Property and equipment, net	10,490	11,271
Software, net	5,867	8,439
Operating lease assets	5,899	4,011
Intangible assets, net	10,777	9,173
Goodwill	9,842	9,842
Deferred tax assets, net	7,604	12,782
Other noncurrent assets	1,200	955
TOTAL ASSETS	$232,268	$269,462
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$28,241	$31,284
Accrued liabilities	21,948	28,042
Employee compensation	16,601	7,394
Current portion of long-term external debt, net	2,489	3,158
Deferred revenues	6,880	8,913
Other current liabilities	5,981	8,429
Total current liabilities	82,140	87,220
Noncurrent liabilities
Long-term external debt, net	26,965	24,463
Deferred revenues	5,363	8,617
Noncurrent operating lease liabilities	4,112	2,170
Other noncurrent liabilities	1,551	1,619
Total liabilities	120,131	124,089
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2021 and 2022; 26,892,082 shares issued and 26,735,175 outstanding at December 31, 2021 and 27,522,734 shares issued and 27,313,273 outstanding at December 31, 2022	3	3
Additional paid in capital	124,117	138,997
Treasury shares, at cost, 156,907 shares at December 31, 2021 and 209,461 shares at December 31, 2022	(3,906)	(4,922)
Accumulated (deficit) earnings	(7,378)	12,822
Accumulated other comprehensive loss	(699)	(1,527)
Total shareholders' equity	112,137	145,373
TOTAL LIABILITIES AND EQUITY	$232,268	$269,462

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Operations

for the Years ended December 31, 2020, 2021 and 2022

(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2020	2021	2022
Revenues	$278,459	$335,854	$296,899
Cost of revenues	139,049	175,058	151,759
Gross profit	139,410	160,796	145,140
Operating expenses
Research and development	46,371	51,322	49,865
Sales and marketing	37,756	41,819	44,452
General and administrative	24,696	25,065	24,982
Depreciation and amortization	6,639	6,171	5,961
Total operating expenses	115,462	124,377	125,260
Operating income	23,948	36,419	19,880
Interest expense, net	5,326	4,269	1,977
Other expense (income), net	491	244	(114)
Income before income taxes	18,131	31,906	18,017
Benefit for income taxes	(444)	(5,515)	(2,183)
Net income	$18,575	$37,421	$20,200

Earnings per share
Basic	$0.72	$1.42	$0.75
Diluted	$0.70	$1.31	$0.72
Weighted-average number of shares outstanding to compute net earnings per share
Basic	25,707,092	26,421,087	26,919,550
Diluted	26,403,112	28,628,136	28,025,278

Share-based compensation included in costs and expenses:
Cost of revenues	$67	$152	$219
Research and development	1,599	3,044	4,532
Sales and marketing	980	1,935	2,603
General and administrative	790	2,586	3,326
Total share-based compensation	$3,436	$7,717	$10,680

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Comprehensive Income

for the Years ended December 31, 2020, 2021 and 2022

(in thousands)

	Year Ended December 31,
	2020	2021	2022
Net income	$18,575	$37,421	$20,200
Other comprehensive loss
Foreign currency translation adjustment	(185)	(135)	(828)
Comprehensive income	$18,390	$37,286	$19,372

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Shareholders’ Equity

for the Years ended December 31, 2020, 2021 and 2022

(in thousands)

	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated (deficit) equity	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2019	25,673	$3	$104,773	$(1,094)	$(63,374)	$(379)	$39,929
Net income	—	—	—	—	18,575	—	18,575
Share-based compensation	—	—	3,436	—	—	—	3,436
Issuance of vested shares	234	—	—	—	—	—	—
Treasury shares withheld for net settlement	(11)	—	—	4	—	—	4
Proceeds from exercise of share options	139	—	1,628	—	—	—	1,628
Foreign currency translation	—	—	—	—	—	(185)	(185)
Balance at December 31, 2020	26,035	$3	$109,837	$(1,090)	$(44,799)	$(564)	$63,387
Net income	—	—	—	—	37,421	—	37,421
Share-based compensation	—	—	7,717	—	—	—	7,717
Issuance of ordinary shares under ESPP	82	—	1,756	—	—	—	1,756
Issuance of vested shares	229	—	—	—	—	—	—
Treasury shares withheld for net settlement	(65)	—	—	(2,816)	—	—	(2,816)
Proceeds from exercise of share options	454	—	4,807	—	—	—	4,807
Foreign currency translation	—	—	—	—	—	(135)	(135)
Balance at December 31, 2021	26,735	$3	$124,117	$(3,906)	$(7,378)	$(699)	$112,137
Net income	—	—	—	—	20,200	—	20,200
Share-based compensation	—	—	10,680	—	—	—	10,680
Issuance of ordinary shares under ESPP	152	—	1,966	—	—	—	1,966
Issuance of vested shares	236	—	—	—	—	—	—
Treasury shares withheld for net settlement	(52)	—	—	(1,016)	—	—	(1,016)
Proceeds from exercise of share options	242	—	2,234	—	—	—	2,234
Foreign currency translation	—	—	—	—	—	(828)	(828)
Balance at December 31, 2022	27,313	$3	$138,997	$(4,922)	$12,822	$(1,527)	$145,373

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Cash Flows

for the Years ended December 31, 2020, 2021 and 2022

(in thousands)

	Year Ended December 31,
	2020	2021	2022
Cash flows from operating activities:
Net income	$18,575	$37,421	$20,200
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,685	3,356	3,913
Amortization of software and intangible assets	3,583	3,621	3,683
Amortization of debt issuance costs	546	1,130	304
Share-based compensation	3,436	7,717	10,680
Deferred income taxes	(1,072)	(6,065)	(5,189)
Provision for inventory excess and obsolescence	1,896	11	3,743
Other	540	(207)	(125)
Change in assets and liabilities:
Receivables	3,165	(11,174)	(12,906)
Inventories	5,696	174	(27,034)
Prepaid expenses	1,163	(8,034)	286
Accounts payable	6,097	(2,710)	2,767
Accrued employee compensation	11,116	1,885	(8,866)
Accrued liabilities	1,495	2,517	(427)
Other assets and liabilities	(3,020)	318	5,917
Net cash provided by (used in) operating activities	56,901	29,960	(3,054)
Cash flows from investing activities:
Purchase of property and equipment	(3,407)	(6,259)	(4,574)
Purchase of software	(1,659)	(3,907)	(4,671)
Cash paid for acquisition	(334)	—	—
Net cash used in investing activities	(5,400)	(10,166)	(9,245)
Cash flows from financing activities:
Proceeds from issuance of term loan	—	29,812	—
Proceeds from issuance of revolver debt	10,000	—	—
Repayment of term loan	(10,000)	(55,250)	(1,969)
Repayment of revolver debt	(10,000)	—	—
Payment of debt issuance costs	—	(1,220)	—
Issuance of ordinary shares under ESPP	—	1,756	1,966
Taxes paid from shares withheld	4	(2,816)	(986)
Proceeds from share option exercises	1,628	4,807	2,234
Payment to extinguish debt	—	(42)	—
Net cash (used in) provided by financing activities	(8,368)	(22,953)	1,245
Effect of exchange rate on cash	(7)	(22)	(75)
Net increase (decrease) in cash	43,126	(3,181)	(11,129)
Cash, beginning of period	19,346	62,472	59,291
Cash, end of period	$62,472	$59,291	$48,162

Supplemental disclosure of cash flow information:
Income taxes paid	$2,232	$779	$1,349
Interest paid	$3,998	$2,062	$807

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Business

Cambium Networks Corporation (“Cambium” or "Cambium Networks" or the “Company”), incorporated under the laws of the Cayman Islands, is a holding company whose principal operating entities are Cambium Networks, Ltd. (UK), Cambium Networks, Inc. (USA), and Cambium Networks Private Limited (India). On June 26, 2019, the Company completed an Initial Public Offering and the Company's ordinary shares began trading on the Nasdaq Global Markets.

Cambium Networks Corporation and its wholly owned subsidiaries design, develop, and manufacture wireless broadband and Wi-Fi networking infrastructure solutions that are used by businesses, governments, and service providers in urban, suburban and rural environments. Cambium Networks' products simplify and automate the design, deployment, optimization, and management of broadband and Wi-Fi access networks through intelligent automation.

The Company operates on a calendar year ending December 31. As such, all references to 2020, 2021 and 2022 contained within these notes relate to the calendar year, unless otherwise indicated.

Basis of Presentation

The Company’s consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Cambium Networks Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

In 2022, management determined that certain costs previously included as general and administrative expenses related to other functions of the business. Prior period results have been revised to reflect the allocation of these costs to their respective functions. These costs primarily include facility costs such as leased space and shared IT costs. Revisions were made to increase research and development expense by $3.4 million and selling and marketing expense by $1.0 million and decrease general and administrative expense by $4.4 million for the year ended December 31, 2021 and to increase research and development expense by $3.2 million and selling and administrative expense by $1.0 million and decrease general and administrative expense by $4.2 million for the year ended December 31, 2020. These revisions were concluded to be immaterial and had no impact on operating income.

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

Recognition of revenues

Revenues consist primarily of revenues from the sale of hardware products. Revenues also include amounts for software products, extended warranty on hardware products and software subscription services. Substantially all products are sold through distributors and other channel partners, such as resellers and systems integrators.

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

The Company identifies its distinct performance obligations under each contract. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. Hardware products with essential embedded software, software products, extended warranty on hardware products and software subscriptions have been identified as separate performance obligations.

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

Multiple performance obligations

The Company enters into revenue arrangements that may consist of multiple performance obligations, such as hardware and extended warranty. The Company allocates the transaction price to each performance obligation on a relative standalone selling price basis for each distinct product or service in the contract. The best evidence of standalone selling price is the observable price of a product or service when the Company sells that product or service separately in similar circumstances and to similar customers. If a standalone selling price is not directly observable, the Company estimates the transaction price allocated to each performance obligation using the expected costs plus a margin approach.

Receivables and concentration of credit risk

Trade accounts receivable are recorded at invoiced amounts, net of the allowance for credit losses. The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables. The Company’s standard credit terms with their customers are generally net 30 to 60 days. The Company had one customer representing more than 10% of trade receivables at December 31, 2021 and 2022. The Company had two customers representing more than 10% of revenues for the years ended December 31, 2020 and 2021 and one customer representing more than 10% of revenues for the year ended December 31, 2022.

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

The valuation of inventory also requires the Company to estimate excess or obsolete inventory. The determination of excess or obsolete inventory is based on the cost of inventory on hand versus the Company's forecast of demand, and in consideration of historical usage and management's judgment. Any adjustments to the valuation of inventory are included in cost of revenues.

Property and equipment

Per ASC 360, Property, Plant, and Equipment, property and equipment is stated at cost. The Company calculates depreciation expense using the straight-line method over the estimated useful lives of each asset based on its asset class. Leasehold improvements are amortized over the shorter of their useful lives or the lease term. See Note 3 – Property and equipment for the useful lives for each asset class.

Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in operating expense in the Consolidated Statements of Operations. For the years ended 2020, 2021 and 2022, the loss recognized was immaterial.

Software

Software may be purchased or developed internally for internal use. Costs related to internal use software are accounted for in accordance with ASC 350-40, Internal Use Software. Costs are expensed as incurred during the preliminary project stage of an internal use software project. Costs are capitalized once the project has been approved by management and is in the application development stage. Post implementation/operation costs, such as maintenance and training costs, are expensed as incurred. Any costs incurred to provide upgrades or enhancements are capitalized only if they provide additional functionality that did not previously exist.

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

In accordance with ASC 350, Goodwill and Other, the Company assesses goodwill for impairment at least annually and whenever events or circumstances that would more likely than not, reduce the fair value below its carrying value. The Company tested goodwill for impairment at December 31. The Company did not recognize an impairment loss of goodwill for the years ended December 31, 2020, 2021 and 2022.

Annual impairment testing is completed at the reporting unit level. Management has concluded the Company operates as one reporting unit and one operating segment for annual impairment testing.

In completing its impairment evaluations, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In performing this qualitative assessment, the Company assesses relevant events and changes in circumstances, including industry and market conditions, operating results, business plans, and entity-specific events that would affect the fair value or the carrying amount of a reporting unit. If it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company determines the fair value of the reporting unit and compares the fair value to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and no further steps are required.

Impairment of long-lived assets

The Company evaluates its long-lived assets, including property and equipment, software, right of use assets, and definite-lived intangible assets for impairment by completing a quarterly qualitative assessment and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or asset group. If impairment is indicated, the asset is written down to its estimated fair value. The Company did not recognize any material impairment losses of long-lived assets for the years ended December 31, 2020, 2021 and 2022.

Leases

The Company has both cancelable and noncancelable operating leases for office space, vehicles, and office equipment. The Company records leases in accordance with ASC 842, Leases, (“ASC 842”). The Company records a right-of-use asset and lease liability on its consolidated balance sheet for all leases that qualify. The operating lease liability represents the present value of the future minimum lease payments over the lease term using the Company’s incremental borrowing rate at the lease commencement date. The right-of-use asset reflects adjustments for the derecognition of deferred rent and prepaid rent. Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheet, and are expensed on a straight-line basis over the lease term. The Company does not include any renewal periods in the lease term for its leases as sufficient economic factors do not exist that would compel it to continue to use the underlying asset beyond the initial non-cancelable term. The Company has elected to combine the lease and non-lease components into a single lease component for all of its leases. See Note 15 – Leases for further details.

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

In general, it is the practice and intention of the Company to reinvest the earnings of its subsidiaries in those operations. As of December 31, 2020, 2021 and 2022, the Company had not made a provision for withholding taxes on approximately $13.8 million, $27.2 million and $41.7 million, respectively, of undistributed earnings at each period-end that are indefinitely reinvested. Generally, such amounts become subject to taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability to the undistributed earnings in these subsidiaries.

The Company may be subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, the Company must assess such potential exposures and, where necessary, provide for any expected loss. The Company would recognize the benefit of a tax position if it is more likely than not to be sustained. Recognized tax positions are measured at the largest amount more likely than not to be realized upon settlement. To the extent that the Company establishes a liability, its income tax expense would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it would reverse the liability and recognize an income tax benefit during the period in which new information becomes available indicating that the liability is no longer necessary. The Company would record an additional income tax expense in the period in which new information becomes available indicating that the income tax liability is greater than its original estimate. The Company did not record such an adjustment for the years ended December 31, 2020, 2021 or 2022.

Share-based compensation

The Company accounts for share-based compensation in accordance with the guidance in ASC 718, Share-based Payments, by measuring and recognizing compensation expense for all share-based payments based on estimated grant date fair values for equity settled awards.

Awards are granted under the 2019 Share Incentive Plan. The 2019 Share Incentive Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted share awards, restricted share units, or other share-based awards and performance awards.

The Company also issues shares under its Employee Share Purchase Plan ("ESPP"). The first offering period or purchase period under the ESPP began on January 1, 2021. Under the ESPP, the purchase price of the Company's shares is 85% of the lower of the fair market value of the shares on the first trading date of each offering period or on the purchase date.

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

Research and development costs

Research and development expenses consists primarily of salary and benefit expenses for employees and contractors engaged in research, design and development activities, and costs for prototypes, travel costs and shared facility and IT costs. The Company also incurs research and development costs associated with the development of software for both internal use and to be marketed externally. Research and development costs, other than those associated with the development of software that meet the criteria for capitalization, are expensed as incurred.

Note 2. Balance sheet components

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

The components of receivable, net are as follows (in thousands):

	December 31,	December 31,
	2021	2022

Trade accounts receivable	$69,471	$89,758
Other receivables	985	140
Total receivables	70,456	89,898
Less: Allowance for credit losses	(683)	(577)
Receivables, net	$69,773	$89,321

The estimate for credit losses activity was as follows (in thousands):

	Year ended December 31,	Year ended December 31,
	2021	2022

Beginning balance	$919	$683
Increase, charged to expense	172	93
Recoveries	(163)	(199)
Amounts written-off	(245)	—
Ending balance	$683	$577

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	December 31,
	2021	2022

Finished goods	$31,991	$50,052
Raw materials	7,353	15,010
Gross inventory	39,344	65,062
Less: Excess and obsolete provision	(5,567)	(7,994)
Inventories, net	$33,777	$57,068

The following table reflects the activity in the Company’s inventory excess and obsolete provision (in thousands):

	Year ended December 31,	Year ended December 31,
	2021	2022

Beginning balance	$5,855	$5,567
Inventory written off	(468)	(1,316)
Increase in excess and obsolete provision	180	3,743
Ending balance	$5,567	$7,994

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2021	2022

Accrued goods and services	$12,278	$10,633
Accrued inventory purchases	2,218	3,189
Accrued customer rebates	7,355	13,797
Other	97	423
Accrued liabilities	$21,948	$28,042

Accrued warranty

Provision for warranty claims is primarily related to our hardware products and recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Year ended December 31,
	2021	2022

Beginning balance	$1,714	$1,731
Fulfillment of assumed acquisition warranty	(216)	(142)
Provision increase, net	233	62
Ending balance	$1,731	$1,651

At December 31, 2021, $1.2 million is included in Other current liabilities and $0.5 million is included in Other noncurrent liabilities on the Company’s consolidated balance sheet. At December 31, 2022, $1.2 million is included in Other current liabilities and $0.5 million is included in Other noncurrent liabilities on the Company’s consolidated balance sheet.

Note 3. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	December 31,
	Useful Life	2021	2022

Equipment and tooling	3 to 5 years	$29,621	$33,026
Computer equipment	3 to 5 years	3,835	4,572
Furniture and fixtures	10 years	844	809
Leasehold improvements	2 to 3 years	457	472
Total cost		34,757	38,879
Less: Accumulated depreciation		(24,267)	(27,608)
Property and equipment, net		$10,490	$11,271

Total depreciation expense was $3.7 million, $3.4 million and $3.9 million for the years ended December 31, 2020, 2021 and 2022, respectively.

Note 4. Software

Software consisted of the following (in thousands):

		December 31, 2021			December 31, 2022
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance

Acquired and Software for internal use	3 to7 years	$15,855	$(14,907)	$948	$15,995	$(15,326)	$669
Software marketed for external sale	3 years	7,164	(2,245)	4,919	11,650	(3,880)	7,770
Total		$23,019	$(17,152)	$5,867	$27,645	$(19,206)	$8,439

Amortization of acquired and internal use software is computed using the straight-line method over an estimated useful life of generally three to seven years. Amortization expense recognized on acquired and internal use software is reflected in depreciation and amortization in the consolidated statements of operations. Amortization expense was $0.8 million, $0.7 million and $0.4 million for the years ended December 31, 2020, 2021 and 2022, respectively.

Amortization expense recognized on software to be sold or marketed externally was $0.6 million, $0.8 million and $1.6 million for the years ended December 31, 2020, 2021 and 2022, respectively, and is included in cost of revenues on the consolidated statements of operations.

Based on capitalized software assets at December 31, 2022, estimated amortization expense in future fiscal years is as follows (in thousands):

Year ending December 31,	Acquired and internal use software	Software marketed for external use	Total
2023	286	2,934	3,220
2024	170	2,769	2,939
2025	120	1,750	1,870
2026	87	317	404
2027	6	—	6
Thereafter	—	—	—
Total amortization	$669	$7,770	$8,439

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

The carrying amount of goodwill for the years ended December 31, 2021 and 2022 was $9.8 million. The was no change in the carrying amount of goodwill for the years ended December 31, 2021 and 2022.

The Company tests goodwill and intangible assets for impairment annually on December 31 and more frequently if impairment indicators exist. For 2021 and 2022, the Company performed qualitative assessments of significant events and circumstances such as a reporting unit’s historical and current results, assumptions regarding future performance, strategic initiatives and overall economic factors, including the impact of the current global outbreak of COVID-19 and macro-economic developments, to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of the reporting unit or intangible asset is less than their carrying value. If indicators of impairment are identified, a quantitative impairment test is performed.

The qualitative assessments for 2021 and 2022 included our assessment of supply chain constraints, COVID-19, and macroeconomic considerations. Based on the operating results for 2021 and 2022 and these other considerations, the Company believes that it is more likely than not that the enterprise value for its one reporting unit and the fair value of intangibles is still greater than their carrying values. Accordingly, there was no goodwill impairment to record for either period. In addition, there were no triggering events or changes in circumstances during 2021 and 2022 that would have required an interim impairment assessment other than at the annual test date.

The useful life, gross carrying value, accumulated amortization, and net balance for each major class of definite-lived intangible assets at each balance sheet date were as follows (in thousands):

		December 31, 2021			December 31, 2022
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance

Unpatented technology	3 - 7 years	$14,660	$(14,555)	$105	$14,660	$(14,660)	$—
Customer relationships	5 - 18 years	19,300	(8,628)	10,672	19,300	(10,127)	9,173
Patents	7 years	11,300	(11,300)	—	11,300	(11,300)	—
Trademarks	10 years	5,270	(5,270)	—	5,270	(5,270)	—
Total		$50,530	$(39,753)	$10,777	$50,530	$(41,357)	$9,173

Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value at the end of their useful life. Intangible assets amortization expense was $2.2 million, $2.1 million and $1.6 million for the years ended December 31, 2020, 2021 and 2022, respectively.

Based on capitalized intangible assets as of December 31, 2022, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Year ending December 31,	Amortization
2023	1,498
2024	1,498
2025	1,498
2026	1,498
2027	1,498
Thereafter	1,683
Total amortization	$9,173

Note 6. Debt

As of December 31, 2022, the Company had $28.0 million outstanding under its current term loan facility with Bank of America and $0.0 million in borrowings under its revolving credit facility. The Company has available $45.0 million under its revolving credit facility with Bank of America.

As of December 31, 2021, the Company had $30.0 million outstanding under its term loan facility with Bank of America and $0.0 million in borrowings under its revolving credit facility with Bank of America.

The following table reflects the current and noncurrent portions of the external debt facilities at December 31, 2021 and December 31, 2022 (in thousands):

	December 31,	December 31,
	2021	2022

Term loan facility	$30,000	$28,031
Less debt issuance costs	(546)	(410)
Total debt	29,454	27,621
Less current portion of term facility	(2,625)	(3,281)
Current portion of debt issuance costs	136	123
Total long-term external debt, net	$26,965	$24,463

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

The BofA Credit Agreement provides for loans and other financial accommodations to the Borrower in an aggregate principal amount of up to $75.0 million in the form of (i) a five-year term loan facility (the “Term Facility”) in the amount of $30.0 million, all of which was drawn on the Closing Date to repay the outstanding balance under the existing credit facility with Silicon Valley Bank and (ii) a five-year revolving credit facility (the “Revolving Facility” and together with the Term Facility, the “Credit Facilities”) in the amount of $45.0 million, including a $5.0 million sublimit for the issuance of letters of credit and a $5.0 million sublimit for Swingline Loans. The Credit Facilities were made available (a) to repay existing outstanding indebtedness under the existing credit facilities with Silicon Valley Bank, (b) to pay fees and expenses incurred in connection with the transactions contemplated by the BofA Credit Agreement and (c) for working capital requirements and other general corporate purposes of the Loan Parties and their subsidiaries.

The Term Facility and the Revolving Facility terminate on the date that is five (5) years after the Closing Date (the “Maturity Date”).

The Borrower has the option to borrow Term Loans under the Term Facility in the form of either Base Rate Loans or Eurodollar Rate Loans, as defined in the BofA Credit Agreement. The Term Facility borrowed on the Closing Date was borrowed as a Eurodollar Rate Loan with a six (6) month Interest Period. The outstanding principal amounts of the Term Facility bear interest for the applicable Interest Period at a rate per annum equal to the Eurodollar Rate (the rate equal to the London Interbank Offered Rate) for such Interest Period plus the Applicable Rate (which is 2.00% per annum for the first full fiscal quarter following the Closing Date and thereafter ranges from 1.75% to 2.25% per annum, depending on Holdings’ Consolidated Leverage Ratio). If Holdings’ Consolidated Leverage Ratio is less than 1.00:1.00, the Applicable Rate for the Term Facility will be 1.75%. If Holdings’ Consolidated Leverage Ratio is greater than or equal to 1.00:1.00 but less than 2.00:1.00, the Applicable Rate for the Term Facility will be 2.00%. If Holdings’ Consolidated Leverage Ratio is greater than or equal to 2.00:1.00, the Applicable Rate for the Term Facility will be 2.25%. Based on the Company's Consolidated Leverage Ratio at December 31, 2022, the applicable rate on the Term Facility was 1.75% and the effective interest rate on the Term Facility was 6.86%.

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

In addition, Holdings may not permit its consolidated leverage ratio to exceed 2.75:1.00, and must maintain a minimum consolidated fixed charge coverage ratio of not less than 1.25:1.00. Determination of compliance with the consolidated leverage ratio commenced as of December 31, 2021 and compliance with the consolidated fixed charge coverage ratio commenced as of March 31, 2022. Based on the above covenants in the BofA Agreement, the Company believes that all covenants will be met at subsequent testing dates for the next twelve months and has classified the amounts due in excess of twelve months as noncurrent. As of December 31, 2022, the Company was in compliance with both its consolidated leverage ratio and fixed charge coverage ratio.

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

Maturities on the external debt outstanding at December 31, 2022 under the BofA Agreement are as follows (in thousands):

Year ending December 31,
2023	2,625
2024	2,625
2025	2,625
2026	19,500
Total	$27,375

Interest expense, net

Net Interest expense, including bank charges and amortization of debt issuance costs on the external debt, was $5.3 million, $4.3 million and $2.0 million for the years ended December 31, 2020, 2021 and 2022, respectively. Interest expense for the year ended December 31, 2021 included $0.7 million of additional amortization of deferred issuance costs related to the Silicon Valley Bank credit agreement.

Expected discontinuation of LIBOR

In July 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), which regulates LIBOR, announced it will no longer compel banks to submit rates for the calculation of LIBOR after 2021 and in March 2021, confirmed the dates each tenor would cease. The 1-week and 2-month US Dollar LIBOR tenors ceased on December 31, 2021 and the remaining five US Dollar tenors (overnight, 1-month, 3-month, 6-month and 12-month) will cease on June 30, 2023. The BofA Credit Agreement matures on November 17, 2026, which is after the cessation of all tenors of the US Dollar LIBOR rate.

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

U.S. plan

U.S. regular, full-time employees are eligible to participate in the Cambium Networks, Inc. 401(k) Plan, which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code. Under the Cambium Networks, Inc. 401(k) Plan, the Company contributes a dollar-for-dollar match of the first 4% an employee contributes to the plan. Employees are eligible to participate on the first day of the month following their date of hire and begin receiving company contributions three-months after they become eligible to participate in the plan. Company matching contributions are made each pay period, but the funds do not vest until the employee’s second anniversary of employment with the Company. Employees are always fully vested in their own contributions. All contributions, including the Company match, are made in cash and invested in accordance with the participants’ investment elections. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $1.0 million, $1.2 million and $1.4 million for the years ended December 31, 2020, 2021 and 2022, respectively.

UK plan

Regular, full-time UK employees are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan. Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% and a company contribution rate of 5% of the employee’s basic salary. The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%. Company matching contributions vest immediately and employees are always vested in their own contributions. All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period. The total contributed by the Company under this plan was $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2020, 2021 and 2022, respectively.

Note 8. Other expense (income), net

Other expense (income), net was expense of $0.5 million, $0.2 million and income of $(0.1) million for the years ended December 31, 2020, 2021 and 2022, respectively, and represents foreign exchange losses.

Note 9. Share-based compensation

2019 Share incentive plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the 2019 Share Incentive Plan (“2019 Plan”). The 2019 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted share awards (“RSAs”), restricted share units (“RSUs”), other share-based awards and performance awards. The share reserve under the 2019 Plan will be automatically increased on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and will continue until, and including, the fiscal year ending December 31, 2029. The number of shares added annually will be equal to the lowest of 1,320,000 shares, 5% of the number of the Company’s shares outstanding on the first day of such fiscal year, or an amount determined by the Board of Directors. On February 25, 2022 the Company registered 1,320,000 additional shares that may be issued under the 2019 Plan.

The Company’s employees, officers, directors, consultants, and advisors are eligible to receive awards under the 2019 Plan. Incentive share options, however, may only be granted to its employees.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the year ended December 31, 2022:

Number of shares
Available for grant at December 31, 2021	1,853,240
Added to 2019 Share Incentive Plan	1,320,000
RSUs granted	(418,896)
Options granted	(963,000)
Shares withheld in settlement of taxes and/or exercise price	52,554
Expirations	8,799
Forfeitures	147,667
Available for grant at December 31, 2022	2,000,364

As of December 31, 2022, the Company estimates the pre-tax unrecognized compensation expense of $22.7 million related to all unvested share-based awards, including share options and restricted share units will be recognized through the fourth quarter of 2026. The Company expects to satisfy the exercise of share options and future distributions of shares for restricted share units and restricted share awards by issuing new ordinary shares which have been reserved under the 2019 Plan.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. The Company utilized a forfeiture rate of 8.2% during the year ended December 31, 2022 for estimating the forfeitures of share options and restricted share units granted.

Share options

Share options typically have a contractual term of ten years from grant date. The following is a summary of option activity for the Company’s share incentive plans for year ended December 31, 2022:

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2021	2,797,992	$12.64	7.9	$38,295,799
Options granted	963,000	$15.61	—	$—
Options exercised	(242,423)	$9.21	—	$—
Options expired	(8,799)	$14.77	—	$—
Options forfeited	(114,551)	$9.64	—	$—
Outstanding at December 31, 2022	3,395,219	$13.83	7.6	$28,985,969
Options exercisable at December 31, 2022	1,807,566	$12.45	6.8	$17,697,417
Options vested and expected to vest at December 31, 2022	3,337,698	$13.81	7.6	$28,535,242

The intrinsic value for share options outstanding and exercisable is defined as the difference between the market value of the Company’s ordinary shares as of the end of the period and the grant price. At December 31, 2020, 2021 and 2022, the aggregate intrinsic value of options exercisable under the Company’s share incentive plans was $12.7 million, $18.5 million and $17.7 million, respectively, as determined as of the date of grant. No share options were exercised prior to 2020. The Company had 138,878, 454,354 and 242,423 options exercised during the years ended December 31, 2020, 2021 and 2022, respectively. The cash received from the share options exercised in 2020, 2021 and 2022 was $1.6 million, $4.8 million and $2.2 million, respectively.

At December 31, 2022, there was $12.1 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested share option awards. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.8 years.

The Company estimates the fair value of share options using the Black-Scholes option pricing model. The fair value of share options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of share options is estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2021	2022
Expected dividend yield	—	—	—
Risk-free interest rate	0.39%	1.14%	2.96%
Weighted-average expected volatility	50.0%	50.9%	72.9%
Expected term (in years)	6.5	6.5	5.5
Weighted average grant-date fair value per share of options granted	$7.56	$21.36	$9.94

Restricted shares

The following is a summary of restricted shares activity for the Company’s share incentive plans for the year ended December 31, 2022:

	Units	Weighted average grant date fair value
RSU balance at December 31, 2021	547,343	$22.47
RSUs granted	418,896	$15.31
RSUs vested	(236,133)	$22.05
RSUs forfeited	(33,116)	$24.47
RSU balance at December 31, 2022	696,990	$18.22

During 2021 and 2022, 267,175 and 418,896 RSUs were granted under the 2019 Plan, respectively. The Company withheld 64,761 and 52,554 shares to pay the employees’ portion of the minimum payroll withholding taxes on the RSUs and RSAs that vested in 2021 and 2022, respectively.

At December 31, 2022, there was $10.6 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested share awards. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.7 years.

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”). The ESPP was effective on June 25, 2019 and the offering period or purchase period under the ESPP began on January 1, 2021. A total of 1,334,427 shares are available under the ESPP, which includes 550,000 shares originally available, 256,730 additional shares registered on March 24, 2020, 260,345 additional shares registered on March 1, 2021 and 267,352 additional shares registered on February 25, 2022. The number of shares that will be available for sale under the ESPP will be increased annually on the first day of each fiscal year beginning in 2020, and will be equal to the lowest of: 275,000 shares; 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The purchase price of the shares will be 85% of the lower of the fair market value of our shares on the first trading day of each offering period or on the purchase date.

For the year ended December 31, 2021, the Company recognized $0.7 million of share-based compensation expense related to the ESPP. There were 39,061 and 42,401 shares issued under the ESPP during the six-month offering periods that ended on June 30, 2021 and December 31, 2021, respectively. For the year ended December 31, 2022, the Company recognized $0.9 million of share-based compensation expense related to the ESPP. There were 87,229 and 64,867 shares issued under the ESPP during the six-month offering periods that ended on June 30, 2022 and December 31, 2022, respectively.

Note 10. Share capital – shares

The following table reflects the share capital activity:

	Number of shares	Par value (in thousands)
Balance at December 31, 2021	26,735,175	$3
Issuance of ordinary shares under employee share purchase plan	152,096	—
Issuance of vested shares	236,133	—
Share options exercised	242,423	—
Shares withheld for net settlement of shares issued	(52,554)	—
Balance at December 31, 2022	27,313,273	$3

As of December 31, 2022, no dividends have been declared or paid.

Note 11. Earnings per share

Basic net earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net earnings per share is computed by giving effect to all potentially dilutive ordinary share equivalents outstanding for the period. For purposes of this calculation, share options, RSUs, and RSAs are considered to be ordinary share equivalents but are excluded from the calculation of diluted earnings (loss) per share when including them would have an anti-dilutive effect. The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except for share and per share data):

	Year Ended December 31,
	2020	2021	2022
Numerator:
Net income	$18,575	$37,421	$20,200
Denominator:
Basic weighted average shares outstanding	25,707,092	26,421,087	26,919,550
Dilutive effect of share option awards	228,388	1,846,998	851,011
Dilutive effect of restricted share units and restricted share awards	467,632	348,934	242,528
Dilutive effect of employee share purchase plan	—	11,117	12,189
Diluted weighted average shares outstanding	26,403,112	28,628,136	28,025,278
Net earnings per share, basic	$0.72	$1.42	$0.75
Net earnings per share, diluted	$0.70	$1.31	$0.72

In the computation of diluted earnings per share for the year ended December 31, 2020, 2,082 ordinary share equivalents were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per share for the year ended December 31, 2021, no ordinary share equivalents were excluded. In the computation of diluted earnings per share for the year ended December 31, 2022, 1,361,666 ordinary share equivalents were excluded because their inclusion would have been antidilutive.

Note 12. Income taxes

For the years ended December 31, 2020, 2021 and 2022, income before income taxes includes the following components (in thousands):

	Years ended December 31,
	2020	2021	2022
United States	$2,648	$10,943	$10,269
Foreign	15,483	20,963	7,748
Total	$18,131	$31,906	$18,017

For the years ended December 31, 2020, 2021 and 2022, the benefit for income taxes consists of the following (in thousands):

	Years ended December 31,
	2020	2021	2022
Current:
U.S. federal	$(198)	$268	$1,174
State	(181)	(94)	847
Foreign	1,007	376	985
Current tax provision	628	550	3,006
Deferred:
U.S. federal	$(664)	$(1,662)	$(3,814)
State	(144)	(147)	(610)
Foreign	(264)	(4,256)	(765)
Deferred tax benefit	(1,072)	(6,065)	(5,189)
Benefit for income taxes	$(444)	$(5,515)	$(2,183)

In applying the statutory tax rate in the effective income tax rate reconciliation, the Company used the statutory U.S. federal income tax rate of 21% rather than the Cayman Islands zero percent rate. The table below reconciles the Company's tax provision based on the statutory U.S. federal income tax rate to its effective tax rate for the years ended December 31, 2020, 2021 and 2022 (in thousands):

	Years ended December 31,
	2020	2021	2022
Income tax expense at federal statutory rate	$3,808	$6,700	$3,784
State and local income taxes net of federal benefit	(295)	10	27
Tax rate changes	(925)	21	(873)
Valuation allowance changes	(1,226)	(7,902)	857
Foreign rate differential	(181)	(164)	138
Research and development	(1,455)	(811)	(2,840)
Share-based compensation - excess tax benefit	(171)	(3,444)	(778)
Foreign derived intangible income	(349)	—	(2,258)
Other	350	75	(240)
Benefit for income taxes	$(444)	$(5,515)	$(2,183)

Foreign rate differential represents the non-U.S. jurisdictions. The country having the greatest impact on the tax rate adjustment line shown in the above table as “foreign rate differential” for the years ended December 31, 2020, 2021 and 2022 is the UK where the statutory income tax rate was 19.0% for 2020, 2021 and 2022.

The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial reporting purposes.

The sources of these differences for the years ended December 31, 2021 and 2022 are as follows (in thousands):

	Years ended December 31,
	2021	2022
NOL and tax credit carryforwards	$6,886	$5,883
Capitalized research costs	—	6,017
Disallowed interest carryforwards	909	906
Lease liability	584	289
Property and equipment	27	—
Share-based compensation	1,130	2,665
Intangible assets	221	260
Other	353	320
Subtotal	10,110	16,340
Less: Valuation allowance	(471)	(1,328)
Net deferred tax assets	9,639	15,012
Property and equipment	—	(775)
Operating lease assets	(505)	(242)
Prepaid expenses and other assets	(400)	(425)
Capitalized software development costs	(1,141)	(788)
Net deferred tax liabilities	(2,046)	(2,230)
Total deferred tax assets, net	$7,593	$12,782
Deferred tax assets/liabilities included in the balance sheet are:
	Years ended December 31,
	2021	2022
Deferred tax assets - non-current	$7,604	$12,782
Deferred tax liabilities - non-current	11	—
Total deferred tax assets, net	$7,593	$12,782

For the years ended December 31, 2021 and 2022, the following table reflects the activity in the Company’s valuation allowance on deferred tax assets (in thousands):

	Years ended December 31,
	2021	2022
Beginning balance	$8,373	$471
(Release) increase of valuation allowance	(7,902)	857
Ending balance	$471	$1,328

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

As of December 31, 2021 the Company’s deferred tax assets were primarily the result of UK and U.S. net operating losses (“NOLs”), tax credit carryforwards from the UK and U.S., share-based compensation, and the UK corporate interest restriction. As of December 31, 2022, the Company's deferred tax assets were primarily the result of capitalized research costs, UK net operating losses, tax credit carryforwards from the UK and U.S., share-based compensation, and UK corporate interest restriction.

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

For the year ended December 31, 2022, the Company recorded an increase in its valuation allowance of $0.8 million related to the deferred tax assets (California research and development credits) of the U.S. Company.

During 2022, the Company added state research and development tax credit benefits in the state of California, which are only available to offset actual tax liabilities. The state research and development tax credits are in excess of the amount reasonably expected to be utilized over the next five years. Accordingly, the Company established an additional $0.8 million of valuation allowance during 2022, for a total of $1.3 million valuation allowance on the related deferred tax asset at December 31, 2022. During 2021, the Company's valuation allowance on the research and development tax credits for the state of California decreased $0.2 million and was $0.5 million at December 31, 2021.

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

The Company has gross income tax NOL carryforwards related to its U.S. and international operations. For the year ended December 31, 2021, the NOL carryforward was approximately $28.7 million, of which $25.6 million has an indefinite life and $3.1 million had a life greater than 10 years. For the year ended December 31, 2022, the NOL carryforward was approximately $17.0 million, of which $15.3 million has an indefinite life and $1.7 million has a life greater than 10 years. The Company’s gross NOL carryforwards expire as follows:

	Years ended December 31,
	2021	2022
Unlimited carryforward	$25.6 million	$15.3 million
10+ year carryforward	$3.1 million	$1.7 million

The Company has tax credit carryforwards related to research and development. For the year ended December 31, 2021, the carryforward was approximately $1.5 million, of which $0.7 million had an indefinite life and $0.8 million had a life of greater than 10 years. For the year ended December 31, 2022, the carryforward was approximately $2.0 million, all of which has an indefinite life. The Company’s research and development tax credit carryforwards and their expiration are as follows:

	Years ended December 31,
	2021	2022
Unlimited carryforward	$0.7 million	$2.0 million
10+ year carryforward	$0.8 million	—

The Company has gross corporate interest restriction (“CIR”) disallowance carryforwards related to its UK operations. For the year ended December 31, 2021, the CIR carryforward was approximately $4.8 million, all of which had an indefinite life. For the year ended December 31, 2022, the CIR carryforward was approximately $3.9 million, all which has an indefinite life. The Company has recorded a reduction to the deferred tax asset of $0.9 million related to utilization of a portion of the CIR as of December 31, 2022. The Company’s gross carryforwards expire as follows:

	Years ended December 31,
	2021	2022
Unlimited carryforward	$4.8 million	$3.9 million

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and many foreign jurisdictions. The U.S., UK, and India are the main taxing jurisdictions in which the Company operates. Open tax years subject to audit vary depending on the tax jurisdiction. In the U.S., the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2019. In the UK, the tax returns that are open are for the tax years 2020, 2021, and 2022. In India, the tax returns that are open are for India assessment years 2018 through 2022.

The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its position. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations. The Company does not have any unrecognized tax positions as of December 31, 2021 and 2022.

The Company recorded income tax benefits of $0.4 million, $5.5 million, and $2.2 million for the years ended December 31, 2020, 2021 and 2022, with an effective tax rate of (2.4)%, (17.3)% and (12.1)%, respectively. The Company’s effective tax rate of (2.4)% for the year ended December 31, 2020 differed from the U.S. statutory rate of 21.0% primarily due to a benefit on research and development credit, a benefit on the partial release of a valuation allowance, and a tax benefit due to the increase of the tax rate applied to UK deferred tax assets. For the year ended December 31, 2021, the Company's effective tax rate was (17.3)%. The effective tax rate differed from the U.S. statutory rate of 21.0% primarily due to a benefit on the release of a valuation allowance against its deferred tax assets of $7.9 million and a $3.4 million benefit arising on employee restricted share vesting and option exercises. For the year ended December 31, 2022, the Company's effective tax rate was (12.1)%. The effective tax rate differed from the U.S. statutory rate of 21.0% primarily due to research and development tax credits of $2.8 million, a benefit on Foreign Derived Intangible Income of $2.3 million, and a tax benefit of $0.9 million on revaluation of the UK deferred tax assets at a higher tax rate.

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

Note 14. Revenue from contracts with customers

Disaggregation of revenues

Revenues by product category were as follows (in thousands, except percentages):

	Year Ended December 31,
	2020		2021		2022
Point-to-Multi-Point	$172,601	62%	$204,756	61%	$114,941	39%
Point-to-Point	60,435	22%	60,761	18%	67,083	22%
Enterprise	39,990	14%	66,933	20%	109,844	37%
Other	5,433	2%	3,404	1%	5,031	2%
Total Revenues	$278,459	100%	$335,854	100%	$296,899	100%

The Company’s products are predominately distributed through a third-party logistics provider in the United States, Netherlands and China. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations.

Revenue by geography were as follows (in thousands, except percentages):

	Year Ended December 31,
	2020		2021		2022
North America	$147,328	53%	$173,491	52%	$133,897	45%
Europe, Middle East and Africa	80,927	29%	93,082	28%	90,883	31%
Caribbean and Latin America	29,418	11%	40,974	12%	31,223	10%
Asia Pacific	20,786	7%	28,307	8%	40,896	14%
Total Revenues	$278,459	100%	$335,854	100%	$296,899	100%

The following countries had revenues greater than 10% of total revenues:

•
United States - $140.7 million for 2020, $165.3 million for 2021 and $132.9 million for 2022
•
Italy - $31.6 million for 2020

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues			Percentage of Accounts Receivable
	Years Ended December 31,			As of December 31,
	2020	2021	2022	2021	2022
Customer A	19%	20%	15%	25%	29%
Customer B	14%	15%	*	*	*

* denotes percentage is less than 10%

Contract Balances

The following table summarizes contract balances as of December 31, 2021 and December 31, 2022:

	December 31, 2021	December 31, 2022

Trade accounts receivable, net of allowance for credit losses	$68,788	$89,181
Deferred revenue - current	6,880	8,913
Deferred revenue - noncurrent	5,363	8,617
Refund liability	$2,516	$3,186

Trade accounts receivable include amounts currently due from customers. Amounts are in accordance with contractual terms and are recorded at face amount less an allowance for credit losses.

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

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of December 31, 2021 and 2022, deferred revenue (both current and noncurrent) of $12.2 million and $17.5 million, respectively, represents the Company’s remaining performance obligations, of which $6.9 million and $8.9 million, respectively, is expected to be recognized within one year, with the remainder to be recognized thereafter.

Revenue recognized during the year ended December 31, 2022 which was previously included in deferred revenues as of December 31, 2021 was $6.8 million. Revenue recognized during the year ended December 31, 2021 which was previously included in deferred revenues as of December 31, 2020 was $6.3 million. Revenue recognized during the year ended December 31, 2020 which was previously included in deferred revenues as of December 31, 2019 was $7.3 million.

Cost to obtain a contract

Sales commissions are incremental costs of obtaining a contract. The Company has elected to recognize these expenses as incurred due to the amortization period of these costs being one year or less.

Note 15. Leases

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

The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2020	2021	2022
Operating lease cost	$2,586	$2,592	$2,361
Short-term lease cost	341	283	471
Variable lease costs	375	500	611
Total lease expense	$3,302	$3,375	$3,443

Supplemental balance sheet information related to leases were as follows (in thousands, except lease term and discount rate):

	Balance Sheet Caption	December 31, 2021	December 31, 2022

Operating leases:
Operating lease assets	Operating lease assets	$5,899	$4,011
Current lease liabilities	Other current liabilities	$2,116	$1,930
Noncurrent lease liabilities	Noncurrent operating lease liabilities	$4,112	$2,170
Weighted average remaining lease term (years):
Operating leases		3.35	2.67
Weighted average discount rate:
Operating leases		6.15%	6.11%

Supplemental cash flow information related to leases were as follows (in thousands):

	Years Ended December 31,
	2020	2021	2022
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$2,701	$2,674	$2,403

The Company’s current lease terms range from one to four years and may include options to extend the lease by one to four years.

Remaining maturities on lease liabilities at December 31, 2022 is as follows (in thousands):

Operating leases
2023	2,122
2024	1,116
2025	806
2026	384
2027	—
Thereafter	—
Total lease payments	4,428
Less: interest	328
Present value of lease liabilities	$4,100

Note 16. Related party transactions

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

For the years ended December 31, 2020, 2021 and 2022, Vector Capital Management, LP charged $0.0 million, $0.0 million and $0.1 million for management advisory fees. Amounts due to Vector Capital Management, LP at December 31, 2021 and 2022 were $0.0 million and $0.1 million, respectively, and were included in Accounts Payable in the Company's consolidated balance sheets.