Form 10-Q
period 2023-06-30
Cambium Networks Corp
filed 2023-08-02
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the registrant had 27,605,505 shares of ordinary shares, $0.0001 par value per share, outstanding.

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
•
risks caused by political tensions around the world including the current war in Ukraine as well as tensions between the United States and China;
•
the strength of the United States dollar and the impact on the cost of our products globally;
•
current or future unfavorable economic conditions, both domestically and in our foreign markets, including the risk of a global or localized recessions;
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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Cambium Networks Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,	June 30,
	2022	2023

ASSETS
Current assets
Cash	$48,162	$31,978
Receivables, net of allowances of $577 and $600	89,321	86,819
Inventories, net	57,068	82,348
Recoverable income taxes	117	98
Prepaid expenses	11,857	8,042
Other current assets	6,464	9,020
Total current assets	212,989	218,305
Noncurrent assets
Property and equipment, net	11,271	11,375
Software, net	8,439	10,484
Operating lease assets	4,011	4,823
Intangible assets, net	9,173	8,424
Goodwill	9,842	9,842
Deferred tax assets, net	12,782	16,106
Other noncurrent assets	955	929
TOTAL ASSETS	$269,462	$280,288
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$31,284	$30,067
Accrued liabilities	28,042	26,364
Employee compensation	7,394	5,852
Current portion of long-term external debt, net	3,158	3,166
Deferred revenues	8,913	8,307
Other current liabilities	8,429	15,323
Total current liabilities	87,220	89,079
Noncurrent liabilities
Long-term external debt, net	24,463	23,212
Deferred revenues	8,617	9,281
Noncurrent operating lease liabilities	2,170	3,033
Other noncurrent liabilities	1,619	1,632
Total liabilities	124,089	126,237
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2022 and June 30, 2023; 27,522,734 shares issued and 27,313,273 outstanding at December 31, 2022 and 27,847,532 shares issued and 27,603,028 outstanding at June 30, 2023	3	3
Additional paid in capital	138,997	146,528
Treasury shares, at cost, 209,461 shares at December 31, 2022 and 244,504 shares at June 30, 2023	(4,922)	(5,509)
Accumulated earnings	12,822	14,456
Accumulated other comprehensive loss	(1,527)	(1,427)
Total shareholders' equity	145,373	154,051
TOTAL LIABILITIES AND EQUITY	$269,462	$280,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenues	$69,296	$59,542	$131,192	$136,943
Cost of revenues	35,857	30,300	68,587	68,041
Gross profit	33,439	29,242	62,605	68,902
Operating expenses
Research and development	11,440	13,008	24,382	27,270
Sales and marketing	10,842	11,528	21,271	23,198
General and administrative	6,958	5,836	13,502	12,503
Depreciation and amortization	1,534	1,573	2,980	3,069
Total operating expenses	30,774	31,945	62,135	66,040
Operating income (loss)	2,665	(2,703)	470	2,862
Interest expense, net	407	579	904	1,176
Other (income) expense, net	(371)	64	(294)	218
Income (loss) before income taxes	2,629	(3,346)	(140)	1,468
Provision (benefit) for income taxes	307	(704)	(894)	(166)
Net income (loss)	$2,322	$(2,642)	$754	$1,634

Earnings (loss) per share
Basic	$0.09	$(0.10)	$0.03	$0.06
Diluted	$0.08	$(0.10)	$0.03	$0.06
Weighted-average number of shares outstanding to compute net earnings (loss) per share
Basic	26,836,853	27,432,705	26,793,505	27,387,112
Diluted	27,588,772	27,432,705	27,917,728	28,315,457

Share-based compensation included in costs and expenses:
Cost of revenues	$50	$59	$107	$115
Research and development	1,011	1,388	2,033	2,657
Sales and marketing	578	728	1,205	1,428
General and administrative	878	887	1,592	1,737
Total share-based compensation	$2,517	$3,062	$4,937	$5,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net income (loss)	$2,322	$(2,642)	$754	$1,634
Other comprehensive income (loss)
Foreign currency translation adjustment	(380)	14	(446)	100
Comprehensive income (loss)	$1,942	$(2,628)	$308	$1,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended June 30, 2022
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at March 31, 2022	26,825	$3	$126,437	$(4,321)	$(8,946)	$(765)	$112,408
Net income	—	—	—	—	2,322	—	2,322
Share-based compensation	—	—	2,284	—	—	—	2,284
Issuance of ordinary shares under ESPP	87	—	1,606	—	—	—	1,606
Issuance of vested shares	52	—	—	—	—	—	—
Treasury shares withheld for net settlement	(13)	—	—	(191)	—	—	(191)
Proceeds from exercise of share options	13	—	103	—	—	—	103
Foreign currency translation	—	—	—	—	—	(380)	(380)
Balance at June 30, 2022	26,964	$3	$130,430	$(4,512)	$(6,624)	$(1,145)	$118,152

	Six Months Ended June 30, 2022
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2021	26,735	$3	$124,117	$(3,906)	$(7,378)	$(699)	$112,137
Net income	—	—	—	—	754	—	754
Share-based compensation	—	—	4,458	—	—	—	4,458
Issuance of ordinary shares under ESPP	87	—	1,606	—	—	—	1,606
Issuance of vested shares	146	—	—	—	—	—	—
Treasury shares withheld for net settlement	(31)	—	—	(606)	—	—	(606)
Proceeds from exercise of share options	27	—	249	—	—	—	249
Foreign currency translation	—	—	—	—	—	(446)	(446)
Balance at June 30, 2022	26,964	$3	$130,430	$(4,512)	$(6,624)	$(1,145)	$118,152

	Three Months Ended June 30, 2023
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated equity	Accumulated other comprehensive loss	Total shareholders' equity
Balance at March 31, 2023	27,397	$3	$142,009	$(5,133)	$17,098	$(1,441)	$152,536
Net loss	—	—	—	—	(2,642)	—	(2,642)
Share-based compensation	—	—	3,312	—	—	—	3,312
Issuance of ordinary shares under ESPP	88	—	1,102	—	—	—	1,102
Issuance of vested shares	133	—	—	—	—	—	—
Treasury shares withheld for net settlement	(23)	—	—	(376)	—	—	(376)
Proceeds from exercise of share options	8	—	105	—	—	—	105
Foreign currency translation	—	—	—	—	—	14	14
Balance at June 30, 2023	27,603	$3	$146,528	$(5,509)	$14,456	$(1,427)	$154,051

	Six Months Ended June 30, 2023
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated equity	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2022	27,313	$3	$138,997	$(4,922)	$12,822	$(1,527)	$145,373
Net income	—	—	—	—	1,634	—	1,634
Share-based compensation	—	—	5,937	—	—	—	5,937
Issuance of ordinary shares under ESPP	88	—	1,102	—	—	—	1,102
Issuance of vested shares	178	—	—	—	—	—	—
Treasury shares withheld for net settlement	(35)	—	—	(587)	—	—	(587)
Proceeds from exercise of share options	59	—	492	—	—	—	492
Foreign currency translation	—	—	—	—	—	100	100
Balance at June 30, 2023	27,603	$3	$146,528	$(5,509)	$14,456	$(1,427)	$154,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2023
Cash flows from operating activities:
Net income	$754	$1,634
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,853	2,124
Amortization of software and intangible assets	1,841	2,193
Amortization of debt issuance costs	153	154
Share-based compensation	4,937	5,937
Deferred income taxes	(1,293)	(3,324)
Provision for inventory excess and obsolescence	132	1,060
Other	(6)	(162)
Change in assets and liabilities:
Receivables	(3,930)	192
Inventories	(13,797)	(26,340)
Prepaid expenses	8,170	3,803
Accounts payable	(210)	(1,340)
Accrued employee compensation	(10,918)	(1,515)
Accrued liabilities	1,306	615
Other assets and liabilities	1,769	4,489
Net cash used in operating activities	(9,239)	(10,480)
Cash flows from investing activities:
Purchase of property and equipment	(2,268)	(2,236)
Purchase of software	(2,001)	(3,333)
Net cash used in investing activities	(4,269)	(5,569)
Cash flows from financing activities:
Repayment of term loan	(656)	(1,313)
Issuance of ordinary shares under ESPP	1,127	1,102
Taxes paid from shares withheld	(529)	(433)
Proceeds from share option exercises	249	492
Net cash provided by (used in) financing activities	191	(152)
Effect of exchange rate on cash	(45)	17
Net decrease in cash	(13,362)	(16,184)
Cash, beginning of period	59,291	48,162
Cash, end of period	$45,929	$31,978

Supplemental disclosure of cash flow information:
Income taxes paid	$422	$2,843
Interest paid	$284	$880

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

Cambium Networks Corporation and its wholly owned subsidiaries design, develop, and manufacture wireless and fiber broadband and enterprise networking infrastructure solutions that are used by businesses, governments, and service providers in urban, suburban and rural environments. Cambium's products simplify and automate the design, deployment, optimization, and management of broadband and Wi-Fi access networks through intelligent automation.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Cambium Networks Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2023, and for the three-month and six-month periods ended June 30, 2022 and 2023, and the related notes are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and, in the opinion of management, reflect all adjustments, which comprise only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2023 and results of operations for the three-month and six-month periods ended June 30, 2022 and 2023 and cash flows for the six-month periods ended June 30, 2022 and 2023. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K and filed with the SEC on February 27, 2023. The results of operations for the three-month and six-month periods ended June 30, 2023 are not necessarily indicative of the operating results to be expected for the full year.

In 2022, management determined that certain costs previously included as general and administrative expenses related to other functions of the business. Prior periods have been revised to reflect the allocation of these costs to their respective functions. These costs primarily include facility costs such as leased space and shared IT costs. Revisions were made to increase research and development expense by $0.8 million and selling and marketing expense by $0.3 million and decrease general and administrative expense by $1.1 million for the three-month period ended June 30, 2022. Revisions were made to increase research and development expense by $1.7 million and selling and marketing expense by $0.5 million and decrease general and administrative expense by $2.2 million for the six-month period ended June 30, 2022.

Update to Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in the 2022 Form 10-K, Part II, Item 8.

Note 2. Balance sheet components

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	June 30,
	2022	2023

Finished goods	$50,052	$71,024
Raw materials	15,010	20,116
Gross inventory	65,062	91,140
Less: Excess and obsolete provision	(7,994)	(8,792)
Inventories, net	$57,068	$82,348

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	June 30,
	2022	2023

Accrued goods and services	$10,633	$10,078
Accrued inventory purchases	3,189	4,744
Accrued customer rebates	13,797	11,061
Other	423	481
Accrued liabilities	$28,042	$26,364

Accrued warranty

Provisions for warranty claims are primarily related to our hardware products and are recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Six months ended June 30,
	2022	2023

Beginning balance	$1,731	$1,651
Fulfillment of assumed acquisition warranty	(142)	(157)
Provision increase (decrease), net	62	(27)
Ending balance	$1,651	$1,467

At June 30, 2023, $1.2 million is included in Other current liabilities and $0.3 million is included in Other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Note 3. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	June 30,
	Useful Life	2022	2023

Equipment and tooling	3 to 5 years	$33,026	$34,665
Computer equipment	3 to 5 years	4,572	5,126
Furniture and fixtures	10 years	809	829
Leasehold improvements	2 to 3 years	472	521
Total cost		38,879	41,141
Less: Accumulated depreciation		(27,608)	(29,766)
Property and equipment, net		$11,271	$11,375

Total depreciation expense was $1.0 million and $1.0 million for the three-month periods ended June 30, 2022 and 2023, respectively and $1.9 million and $2.1 million for the six-month periods ended June 30, 2022 and 2023, respectively.

Note 4. Software

Software consisted of the following (in thousands):

		December 31, 2022			June 30, 2023
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance

Acquired and Software for internal use	3 to7 years	$15,995	$(15,326)	$669	$16,453	$(15,525)	$928
Software marketed for external sale	3 years	11,650	(3,880)	7,770	14,683	(5,127)	9,556
Total		$27,645	$(19,206)	$8,439	$31,136	$(20,652)	$10,484

Amortization of acquired and internal use software is computed using the straight-line method over an estimated useful life of generally three to seven years. Amortization expense recognized on acquired and internal use software is reflected in depreciation and amortization in the condensed consolidated statements of operations. Amortization expense was $0.1 million and $0.1 million for the three-month periods ended June 30, 2022 and 2023, respectively. Amortization expense was $0.3 million and $0.2 million for the six-month periods ended June 30, 2022 and 2023, respectively.

Amortization expense recognized on software to be sold or marketed externally was $0.4 million and $0.6 million for the three-month periods ended June 30, 2022 and 2023, respectively, and $0.7 million and $1.2 million for the six-month periods ended June 30, 2022 and 2023, respectively, and is included in cost of revenues on the condensed consolidated statements of operations.

Based on capitalized software assets at June 30, 2023, estimated amortization expense in future fiscal years is as follows (unaudited and in thousands):

Year ending December 31,	Acquired and internal use software	Software marketed for external use	Total
2023 (July - December)	180	1,516	1,696
2024	321	3,589	3,910
2025	272	2,762	3,034
2026	149	1,498	1,647
2027	6	191	197
Thereafter	—	—	—
Total amortization	$928	$9,556	$10,484

Note 5. Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill during the three-month period ended June 30, 2023 (unaudited).

The Company tests goodwill and intangible assets for impairment annually on December 31 and more frequently if impairment indicators exist. Accordingly, the Company performs quarterly qualitative assessments of significant events and circumstances such as a reporting unit’s historical and current results, assumptions regarding future performance, strategic initiatives and overall economic factors and macro-economic developments, to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of the reporting unit or intangible asset is less than their carrying value. If indicators of impairment are identified, a quantitative impairment test is performed.

The qualitative assessment for the quarter did not indicate the existence of impairment indicators. Based on the operating results for the three-month period ended June 30, 2023 and other considerations, the Company believes that it is more likely than not that the enterprise value for its one reporting unit and the fair value of intangibles is still greater than their carrying values. Accordingly, no goodwill impairment indicators were present at June 30, 2023 that would necessitate an interim impairment assessment.

The useful life, gross carrying value, accumulated amortization, and net balance for each major class of definite-lived intangible assets at each balance sheet date were as follows (in thousands):

		December 31, 2022			June 30, 2023
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance

Customer relationships	5 - 18 years	19,300	(10,127)	9,173	19,300	(10,876)	8,424
Total		$19,300	$(10,127)	$9,173	$19,300	$(10,876)	$8,424

Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value at the end of their useful life. Intangible assets amortization expense was $0.4 million and $0.4 million for the three-month periods ended June 30, 2022 and 2023, respectively, and $0.8 million and $0.8 million for the six-month periods ended June 30, 2022 and 2023, respectively.

Based on capitalized intangible assets as of June 30, 2023, estimated amortization expense amounts in future fiscal years are as follows (unaudited and in thousands):

Year ending December 31,	Amortization
2023 (July - December)	749
2024	1,498
2025	1,498
2026	1,498
2027	1,498
Thereafter	1,683
Total amortization	$8,424

Note 6. Debt

As of June 30, 2023, the Company had $26.7 million outstanding under its current term loan facility and $0.0 million outstanding under its revolving credit facility. The Company has available $45.0 million under its revolving credit facility (unaudited).

The following table reflects the current and noncurrent portions of the external debt facilities at December 31, 2022 and June 30, 2023 (in thousands):

	December 31,	June 30,
	2022	2023

Term loan facility	$28,031	$26,719
Less debt issuance costs	(410)	(341)
Total debt	27,621	26,378
Less current portion of term facility	(3,281)	(3,281)
Current portion of debt issuance costs	123	115
Total long-term external debt, net	$24,463	$23,212

Secured credit agreement

On June 9, 2023, the Company entered into the first amendment to its BofA Agreement ("First Amendment") which amended the original Bank of America Agreement ("BofA Agreement") to replace the benchmark used for the interest rate on Eurodollar Rate Loans from US Dollar LIBOR to the Term Secured Overnight Financing Rate ("SOFR"). Our outstanding debt under the BofA Agreement are now known as Term SOFR Loans, with the term selected by the Company. The new benchmark became effective on June 17, 2023, when the current interest period on the Eurodollar Rate Loan using the US Dollar LIBOR benchmark ended. Entry into the First Amendment transaction enabled for the Company to elect the practical expedient included in ASC 848, Reference Rate Reform, and it accounted for the First Amendment as if the modification were not significant. The First Amendment did not create a material impact on the consolidated financial statements.

Based on the terms of the First Amendment, interest on the Term SOFR Loan accrues on the outstanding principal amount of the Term and Revolving Facilities on a quarterly basis and is equal to the base rate equal to the rate per annum as now determined by reference to the 1-month, 3-month or 6-month Term SOFR rate as selected by the Company, plus a SOFR adjustment of 0.10%. The applicable margin range between 1.75% and 2.25% as determined by the Company's performance as measured by the consolidated leverage ratio that is added to calculate the all-in rate remains unchanged with the First Amendment. At June 30, 2023, the applicable margin was 1.75% and the effective interest rate on the term loan was 7.52% (unaudited).

The Company is still required to make quarterly principal payments of $0.7 million, with the remaining principal due on maturity on November 17, 2026. The Company is required to pay interest quarterly on the outstanding balance. The Company is still permitted to voluntarily reduce the unutilized portion of the commitment amount and repay outstanding loans under the BofA First Amendment at any time without premium or penalty.

Maturities on the external debt outstanding at June 30, 2023 is as follows (unaudited and in thousands):

Year ending December 31,
2023 (July- December)	1,312
2024	2,625
2025	2,625
2026	19,500
Total	$26,062

As of June 30, 2023, the Company was in compliance with all affirmative and negative covenants (unaudited).

Net interest expense, including bank charges and amortization of debt issuance costs on the external debt, was $0.4 million and $0.6 million for the three-month periods ended June 30, 2022 and 2023, respectively, and $0.9 million and $1.2 million for the six-month periods ended June 30, 2022 and 2023, respectively (unaudited).

Note 7. Employee benefit plans

The Company’s employee benefit plans currently consist of a retirement plan in the United States and a separate defined contribution plan in the UK. The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. employees that satisfy certain eligibility requirements, including requirements related to age and length of service, are eligible to participate in the Cambium Networks, Inc. 401(k) Plan. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. Under the Cambium Networks, Inc. 401(k) Plan, the Company matches 100% of employee contributions to the 401(k) plan up to a maximum amount of 4% of eligible wages, which matching contributions are subject to vesting in equal annual increments over two years of service. All contributions, including the Company match, are made in cash. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $0.5 million and $0.5 million for the three-month periods ended June 30, 2022 and 2023, respectively, and $1.0 million and $0.9 million for the six-month periods ended June 30, 2022 and 2023, respectively.

UK plan

UK employees who satisfy certain eligibility requirements are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan. Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% of eligible compensation and a company contribution rate of 5% of the employee’s basic salary. The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%. Company matching contributions vest immediately and employees are always vested in their own contributions. All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period. The total contributed by the Company under this plan was $0.1 million and $0.1 million for the three-month periods ended June 30, 2022 and 2023, respectively, and $0.2 million and $0.2 million for the six-month periods ended June 30, 2022 and 2023, respectively.

Note 8. Other (income) expense, net

Net other (income) expense changed from income of $0.4 million for the three-month period ended June 30, 2022 to expense of $0.1 million for the three-month period ended June 30, 2023. Net other (income) expense changed from income of $0.3 million for the six-month period ended June 30, 2022 to expense of $0.2 million for the six-month period ended June 30, 2023. Net other (income) expense mostly represents foreign exchange gains and losses.

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

For the three-month periods ended June 30, 2022 and 2023, the Company recorded corresponding income tax benefits of $0.3 million and $0.0 million, respectively, and for the six-month periods ended June 30, 2022 and 2023, the Company recorded corresponding income tax benefits of $0.5 million and $0.1 million, respectively.

Share options

The Company's time-based share options typically have a contractual term of ten years from grant date and typically vest over a four-year period. The Company recognized compensation expense associated with its time-based share options on a straight-line basis over the requisite service period.

The following is a summary of option activity for the Company’s share incentive plans for the six-month period ended June 30, 2023 (unaudited):

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2022	3,395,219	$13.83	7.6	$28,985,969
Options granted[1]	80,000	$15.00	—	$—
Options exercised	(59,112)	$8.31	—	$—
Options expired	(3,313)	$12.00	—	$—
Options forfeited	(1,312)	$12.00	—	$—
Outstanding at June 30, 2023	3,411,482	$13.95	7.2	$8,971,974
Options exercisable at June 30, 2023	2,276,431	$12.84	6.6	$7,758,912
Options vested and expected to vest at June 30, 2023	3,345,167	$13.93	7.2	$8,903,786

1 Options granted includes the time-based share options and the performance-based share options for which a grant date has been established, as described below.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. The Company utilized a forfeiture rate of 8.2% during the six-month period ended June 30, 2023 for estimating the forfeitures of share options granted.

The fair value of share options is estimated using the following weighted-average assumptions (unaudited):

	Six Months Ended June 30,
	2022	2023
Expected dividend yield	—	—
Risk-free interest rate	2.43%	3.66%
Weighted-average expected volatility	61.3%	67.6%
Expected term (in years)	4.55	5.60
Weighted average grant-date fair value per share of options granted	$8.15	$9.28

At June 30, 2023, there was $9.6 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested time-based share option awards. The unrecognized share-based compensation expense is expected to be recognized through the second quarter of 2027 (unaudited).

Restricted shares

The Company's time-based RSUs typically vest over a four-year period. The Company recognizes compensation expense associated with its time-based RSUs on a straight-line basis over the four-year requisite service period.

The following is a summary of restricted shares activity for the Company’s share incentive plan for the six-month period ended June 30, 2023 (unaudited):

	Units	Weighted average grant date fair value
RSU balance at December 31, 2022	696,990	$18.22
RSUs granted[1]	115,811	$15.51
RSUs vested	(177,621)	$16.27
RSUs forfeited	(9,289)	$18.14
RSU balance at June 30, 2023	625,891	$18.25

1 RSUs granted includes the time-based RSUs and the performance-based RSUs for which a grant date has been established, as described below.

Of the 177,621 RSUs vested, the Company withheld 35,043 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

The fair value of the RSUs is based on the fair value of the Company's ordinary shares on the grant date. The Company utilized a forfeiture rate of 8.2% during the six-month period ended June 30, 2023 for estimating the forfeitures of RSUs granted.

As of June 30, 2023, there was $9.2 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested time-based restricted share units. The unrecognized compensation expense is expected to be recognized through the second quarter of 2027 (unaudited).

Performance-based share awards

In May 2023, performance-based share awards were awarded to select executive officers of the Company. The awards contain a performance-based vesting criteria and included 60,000 share options and 135,000 restricted share units. The performance-based awards have two separate annual performance periods, with 50% of the performance-based awards vesting over each of the annual performance periods ending on December 31, 2023 ("First Performance Period") and December 31, 2024 ("Second Performance Period") if the performance goal is met. If the performance goal for that performance period is not met, the performance-based awards do not vest and are forfeited. The performance goal is based on the Company's adjusted earnings per share, as publicly reported by the Company, for each performance period. The method used to measure the fair value of the performance-based awards is consistent with the methods used to measure the fair value of time-based share options and RSUs, as described above.

For performance-based awards that vest during the First Performance Period, the Company's Compensation Committee retains the ability to modify the applicable adjusted earnings per share metric. Due to this discretion, the Company has determined that the grantee does not have a mutual understanding of the key terms and conditions of the performance-based awards in the First Performance Period, and a grant date will not exist until the Compensation Committee approves the adjusted earnings per share metric for the First Performance Period. As of June 30, 2023, based on the total potential shares that could be earned, there were 30,000 share options and 67,500 RSUs outstanding for which there is no accounting grant date. Accordingly, no grant date fair value was established and the weighted average grant date fair values calculated above excludes these performance-based share options and performance-based RSUs. The Company remeasures the fair value of the awards at each reporting date until a grant date is achieved, as the service inception date precedes the grant date. As of June 30, 2023, there was $1.3 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested performance-based share awards for the First Performance Period, which would be recognized through the first quarter of 2024 upon achievement of the performance goal (unaudited).

Unlike the performance-based awards in the First Performance Period, the Compensation Committee does not have the discretion to modify the applicable adjusted earnings per share metric for performance-based awards that vest during the Second Performance Period. As such, a mutual understanding of the key terms and conditions, and thus a grant date, exists on the date that the performance-based awards are issued by the Company. As of June 30, 2023, based on the total potential shares that could be earned, there were 30,000 share options and 67,500 RSUs granted. A grant date fair value was established, and the weighted average grant date fair values calculated in the above tables include these performance-based share options and performance-based RSUs. The Company has not recognized any compensation expense on these performance-based awards since the requisite service period does not begin until January 1, 2024. As of June 30, 2023, there was $1.2 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to these unvested performance-based share awards for the Second Performance Period, which will be recognized over the requisite service period starting January 1, 2024 through the first quarter of 2025 if it is probable that the adjusted earnings per share metric will be achieved (unaudited).

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”). The ESPP was effective on June 25, 2019, and the initial offering period of six-months commenced on January 1, 2021. The current offering period of six months commenced on January 1, 2023 and ran through June 30, 2023. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s ordinary shares on the first trading day of the offering period and the purchase date. The ESPP includes an annual increase to the shares available for sale on the first day of each fiscal year beginning in 2020, equal to the lesser of: 275,000 shares, 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The Company registered 273,133 additional shares on March 1, 2023.

For the three-month periods ended June 30, 2022 and 2023, the Company recognized $0.3 million and $0.2 million, respectively, of share-based compensation expense related to the ESPP. For the six-month periods ended June 30, 2022 and 2023, the Company recognized $0.5 million and $0.5 million, respectively, of share-based compensation expense related to the ESPP. There were 87,229 shares issued under the ESPP during the three-month and six-month periods ended June 30, 2022 and 88,290 shares issued under the ESPP during the three-month and six-month periods ended June 30, 2023 (unaudited).

Note 10. Share capital - shares

The following table reflects the share capital activity (unaudited):

	Number of shares	Par value (in thousands)
Balance at December 31, 2022	27,313,273	$3
Issuance of ordinary shares under employee share purchase plan	88,290	—
Issuance of vested shares	177,396	—
Share options exercised	59,112	—
Shares withheld for net settlement of shares issued	(35,043)	—
Balance at June 30, 2023	27,603,028	$3

As of June 30, 2023, no dividends have been declared or paid (unaudited).

Note 11. Earnings (loss) per share

Basic net earnings (loss) per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net earnings per share is computed by giving effect to all potentially dilutive ordinary share equivalents outstanding for the period. For purposes of this calculation, share options, RSUs, and ESPP awards are considered to be ordinary share equivalents but are excluded from the calculation of diluted earnings per share when including them would have an anti-dilutive effect. Performance-based share awards are only included in the calculation of diluted earnings per share if the performance metric would have been achieved as of June 30, 2023 if that had been the end of the contingency period. The following table sets forth the computation of basic and diluted net earnings per share (unaudited and in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Numerator:
Net (loss) income	$2,322	$(2,642)	$754	$1,634
Denominator:
Basic weighted average shares outstanding	26,836,853	27,432,705	26,793,505	27,387,112
Dilutive effect of share option awards	560,263	—	892,072	711,996
Dilutive effect of RSUs	187,826	—	223,752	212,160
Dilutive effect of employee share purchase plan	3,830	—	8,399	4,189
Diluted weighted average shares outstanding	27,588,772	27,432,705	27,917,728	28,315,457
Net (loss) earnings per share, basic	$0.09	$(0.10)	$0.03	$0.06
Net (loss) earnings per share, diluted	$0.08	$(0.10)	$0.03	$0.06

In the computation of diluted earnings per share for the three-month and six-month periods ended June 30, 2022, the Company did not include any share equivalents because their inclusion would have been antidilutive. In the computation of diluted earnings per share for the three-month and six-month periods ended June 30, 2023, 1,762,872 ordinary share equivalents and 1,708,983 ordinary share equivalents, respectively, were excluded because their inclusion would have been antidilutive (unaudited).

Note 12. Income taxes

The Company’s provision for income taxes is based upon the estimated annual tax rate for the year applied to federal, state and foreign income. The Company recorded a provision for income taxes of $0.3 million for the three-month period ended June 30, 2022 and a benefit for income taxes of $0.7 million for the three-month period ended June 30, 2023, with an effective tax rate of 11.7% and 21.0%, respectively. In the three-month period ended June 30, 2022, the effective tax rate of 11.7% was different from the statutory rate of 21.0%, primarily due to tax benefits arising on Research and Development tax credits, Foreign Derived Intangible Income, and the revaluing of UK deferred tax assets at a higher future tax rate. For the three-month period ended June 30, 2023, the Company’s effective tax rate of 21.0% was not materially different from the statutory rate of 21.0%.

In the six-month periods ended June 30, 2022 and 2023, the Company recorded a tax benefit of $0.9 million and $0.2 million, respectively, with an effective income tax rate of 638.6% and (11.3)%, respectively. For the six-month period ended June 30, 2022, the effective income tax rate of 638.6% was different from the statutory rate of 21.0%, primarily due to tax benefits arising on Research and Development tax credits, Foreign Derived Intangible Income, and the revaluing of UK deferred tax assets at a higher future tax rate. For the six-month period ended June 30, 2023, the effective income tax rate of (11.3)% was different from the statutory rate of 21.0%, primarily due to Foreign Derived Intangible Income, tax benefits arising on Research and Development tax credits, and the revaluing of UK deferred tax assets at a higher future tax rate.

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

Disaggregation of revenues

Revenues by product category were as follows (unaudited and in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2023		2022		2023
Point-to-Multi-Point	$28,269	41%	$26,734	45%	$59,195	45%	$49,026	36%
Point-to-Point	15,684	22%	25,074	42%	30,398	23%	43,082	31%
Enterprise	24,014	35%	6,420	11%	39,522	30%	42,076	31%
Other	1,329	2%	1,314	2%	2,077	2%	2,759	2%
Total Revenues	$69,296	100%	$59,542	100%	$131,192	100%	$136,943	100%

The Company’s products are predominately sold through third-party distributors and distributed through a third-party logistics provider with facilities in the United States, Netherlands and China. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations specified by its distributor customers.

Revenues by geography were as follows (unaudited and in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2023		2022		2023
North America	$31,140	45%	$39,526	67%	$59,461	45%	$87,119	63%
Europe, Middle East and Africa	21,281	31%	6,769	11%	41,613	32%	26,477	19%
Caribbean and Latin America	7,960	11%	6,015	10%	13,044	10%	9,700	7%
Asia Pacific	8,915	13%	7,232	12%	17,074	13%	13,647	10%
Total Revenues	$69,296	100%	$59,542	100%	$131,192	100%	$136,943	100%

Contract balances

The following table summarizes contract balances as of December 31, 2021 and June 30, 2023 (in thousands):

	December 31, 2022	June 30, 2023

Trade accounts receivable, net of allowance for credit losses	$89,181	$86,671
Deferred revenue - current	8,913	8,307
Deferred revenue - noncurrent	8,617	9,281
Refund liability	$3,186	$10,109

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

The refund liability is the estimated amount expected to be refunded to customers in relation to product exchanges made as part of the Company’s stock rotation program and returns that have been authorized, but not yet received by the Company. The increase in the refund liability is driven by the higher expected stock rotations of enterprise products as the channel aligns its inventory position with market demand. It is included within Other current liabilities in the condensed consolidated balance sheets.

Receivables and concentration of credit risk

Trade accounts receivable represent amounts for which the Company has an unconditional right to payment. Amounts are in accordance with contractual terms and are recorded at face amount less an allowance for credit losses. The Company establishes an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivables. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity indicators for individual customers.

The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables. The Company’s standard credit terms with its customers are generally net 30 to 60 days. The Company had one customer representing more than 10% of trade receivables at December 31, 2022 and two customers representing more than 10% of trade receivables at June 30, 2023.

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of December 31, 2022, deferred revenue (current and noncurrent) of $17.5 million represents the Company’s remaining performance obligations, of which $8.9 million is expected to be recognized within one year, with the remainder to be recognized thereafter. As of June 30, 2023, deferred revenue (current and noncurrent) of $17.6 million represents the Company’s remaining performance obligations, of which $8.3 million is expected to be recognized within one year, with the remainder to be recognized thereafter (unaudited).

Revenue recognized during the three-month and six-month periods ended June 30, 2023 which was previously included in deferred revenues as of December 31, 2022 was $2.1 million and $5.5 million, respectively, compared to $2.0 million and $4.0 million of revenue recognized during the three-month and six-month periods ended June 30, 2022, respectively, which was previously included in deferred revenues as of December 31, 2021 (unaudited).

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

Right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s lease payments are typically fixed or contain fixed escalators. The Company’s leases typically include certain lock-in periods and renewal options to extend the lease but does not consider options to extend the lease it is not reasonably certain to exercise. The Company elected the practical expedient to not separate the lease and non-lease components of its leases and currently has no leases with options to purchase the leased property.

The components of lease expense were as follows and are included in general and administrative expense (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Operating lease cost	$592	$613	$1,201	$1,185
Short-term lease cost	119	94	253	193
Variable lease costs	147	150	290	311
Total lease expense	$858	$857	$1,744	$1,689

Supplemental balance sheet information related to leases were as follows (in thousands, except lease term and discount rate):

	Balance Sheet Caption	December 31, 2022	June 30, 2023

Operating leases:
Operating lease assets	Operating lease assets	$4,011	$4,823
Current lease liabilities	Other current liabilities	$1,930	$1,940
Noncurrent lease liabilities	Noncurrent operating lease liabilities	$2,170	$3,033
Weighted average remaining lease term (years):
Operating leases		2.67	3.26
Weighted average discount rate:
Operating leases		6.11%	6.30%

Supplemental cash flow information related to leases were as follows (unaudited and in thousands):

	Six Months Ended June 30,
	2022	2023
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,289	$1,214

The Company’s current lease terms range from one to five years and may include options to extend the lease by one to four years.

Remaining maturities on lease liabilities as of June 30, 2023 is as follows (unaudited and in thousands):

Operating leases
2023 (July - December)	1,250
2024	1,592
2025	1,228
2026	814
2027	440
Thereafter	198
Total lease payments	5,522
Less: interest	549
Present value of lease liabilities	$4,973

As of June 30, 2023, the Company had entered into an agreement for their new corporate headquarters in Illinois. The Company will recognize the right-of-use asset and lease liability upon commencement of the lease, which is expected in the third quarter of 2023 when the exact space to be leased is defined and the Company has access to the space.

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

For the three-month and six-month periods ended June 30, 2022 and 2023, the Company did not have any material related party transactions to disclose (unaudited).

Note 18. Subsequent Events

On August 1, 2023, the Company announced and initiated a corporate cost reduction to better align Cambium's cost structure with current economic conditions and position the Company to achieve near-term and long-term targets to maintain profitability, improve cash flow and maintain a strong balance sheet. The Company expects to incur approximately $2.0 million in costs, primarily related to one-time termination benefits, contract termination costs, and other associated costs, the majority of which will be incurred in the third quarter of 2023, and expects all costs incurred and cost reductions to be completed by the end of the fourth quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes thereto of Cambium Networks Corporation (“Cambium”, “we”, “our”, or “us”) included elsewhere in this Quarterly Report on Form 10-Q and with the financial statements and related notes and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 27, 2023. Results for the three-month and six-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Cambium Networks is a global technology company that designs, develops, and manufactures wireless and fiber broadband and enterprise networking infrastructure solutions for a wide range of applications, including broadband access, wireless backhaul, Industrial Internet of Things (IIoT), public safety communications, and Wi-Fi access. Our products are used by businesses, governments, and service providers to build, expand and upgrade broadband networks. Our product lines fall into three broad, interrelated categories: Fixed Wireless & fiber Broadband (FWB), Enterprise networking, and Subscription and Services. The FWB portfolio spans point-to-point (PTP) and point-to-multi-point (PMP) architectures over multiple standards, including IEEE 802.11 and 3GPP (Third Generation Partnership Program) and frequency bands, including licensed, unlicensed, and lightly licensed spectrum, hardened switches for tower deployments and fiber products. In the second quarter of 2023, we introduced and had our first commercial shipments of a passive optical networking (PON) solution, supporting Gigabit PON (GPON) and XGS-PON (also known as 10G-PON or G987). The Enterprise portfolio includes Wi-Fi access points, wireless aware switches, and other networking devices.

The Subscription and Services portfolio includes network planning and design as well as cloud or on-premises network management and control solutions. The latter capability, delivered through subscription to cnMaestro™ X, forms the foundation of our ONE Network, a cloud-based network management architecture that allows users to remotely configure, monitor, and manage their wireless network. It provides a single, centralized view of all network devices, including wired and wireless broadband and Enterprise, as well as real-time performance and usage data, and allows users to make changes to the network configuration and settings. Advanced services offered in conjunction with this platform include application visibility and control, which is used to optimize end-user experiences; integrated security gateway and software defined wide area network (SD-WAN) for small and medium businesses; and automated and intelligent network optimization.

Trends impacting our business

Over the second quarter of 2023, revenue from our Enterprise products declined, partly resulting from increased competition as a result of readily available component supply reducing our prior advantage in supply and order fulfillment, aggressive pricing by our competitors and poor macroeconomic conditions in our primary markets resulting in lower order volumes from our distributors. We are taking actions to address these issues, including actions to reduce inventory of our Enterprise products as well as to reduce our operating costs to maintain profitability and improve cash flow. We do not see current market challenges persisting in the long term and are confident the product category will return to growth in the first half of 2024 as industry wide inventory levels normalize.

We have continued to work closely with our contract manufacturers and supply chain partners to balance production to market demand and have largely returned to historic, pre-pandemic customer order lead times. We have increased our inventory of certain key components to alleviate component shortages and extended our demand planning and purchase commitments to mitigate delays in component sourcing, and the risk of future supply chain disruptions. We continue to see inflation pressure in our supply chain, and scarcity of some materials needed to build our products. While we have increased our inventory of key components, technology shifts could result in this increased inventory becoming excess or obsolete before it is deployed, as new product development relies on different components.

We believe that we are at the start of the next wave of high-performance fixed wireless broadband deployments for our PMP solutions, in the second quarter of 2023 released our market-leading 6 GHz ePMP solution for global applications. However, material demand will follow final US Federal Communications Commission (FCC) approval for outdoor use of the 6 GHz spectrum, which we expect by the end of the year, and which is expected to drive PMP revenue growth in future quarters. We also expect a continued acceleration of our 28 GHz and 60GHz cnWave products through the end of this year and into the future. Our PTP business is expected to benefit from growth in defense and security deployments globally. During the second quarter of 2023, Cambium launched its first fiber-based solutions, Cambium Fiber, offering the most advanced PON technology for a complete end-to-end solution for service providers. The solutions for service providers offer a combo XGS-PON Optical Line Terminal (OLT) and Optical Network Terminals (ONT) for both indoor and outdoor use. The solutions are managed via cnMaestro X, our converged single pane of glass addressing both wireless and fiber management. The solutions also enable service providers and enterprises to go from fiber to wireless to Wi-Fi routers, all within a single pane of glass.

We continue to monitor the impact of macroeconomic factors, including a potential global recession, inflationary pressures, and growing political tensions as a result of the Russia-Ukraine conflict, as well as the escalating tensions between China and Taiwan, and associated tensions between the U.S. and China. We also believe that our customers continue to grapple with the impact of these macroeconomic factors on their businesses and future investment plans, resulting in business uncertainty and a more constrained approach to forecasts and orders. In addition, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends.

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

Financial results for the three-month period ended June 30, 2023

•
Total revenue was $59.5 million, a decrease of 14.1% year-over-year
•
Gross margin was 49.1%
•
Total costs of revenues and operating expenses were $62.2 million
•
Operating loss was $2.7 million
•
Net loss was $2.6 million

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

Research and development

In addition to personnel-related costs, research and development expenses consist of costs associated with design and development of our products, product certification, travel, recruiting and shared facilities and shared IT costs. We generally recognize research and development expense as incurred. We capitalize certain software project costs under development during the period between determining technological feasibility of the product and commercial release. We amortize the capitalized development cost upon commercial release, generally over three years, and is included in cost of revenues. We typically do not capitalize costs related to the development of first-generation product offerings as technological feasibility generally coincides with general availability of the software.

Sales and marketing

In addition to personnel-related costs for sales, marketing, service and product line management personnel, sales and marketing expenses consist of our training programs, trade shows, marketing programs, promotional materials, demonstration equipment, national and local regulatory approval on our products, travel and entertainment, recruiting, digital marketing platforms, third-party marketing services and shared facilities and shared IT costs.

General and administrative

In addition to personnel-related costs, general and administrative expenses consist of professional fees, such as legal, audit, accounting, information technology and consulting costs, insurance, shared facilities and shared IT costs, and other supporting overhead costs.

Depreciation and amortization

Depreciation and amortization expenses consist of depreciation related to fixed assets such as computer equipment, furniture and fixtures, and testing equipment, as well as amortization related to acquired and internal use software and definite lived intangibles.

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

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
(in thousands)	2022	2023	2022	2023
Statements of Operations Data:
Revenues	$69,296	$59,542	$131,192	$136,943
Cost of revenues	35,857	30,300	68,587	68,041
Gross profit	33,439	29,242	62,605	68,902
Operating expenses
Research and development	11,440	13,008	24,382	27,270
Sales and marketing	10,842	11,528	21,271	23,198
General and administrative	6,958	5,836	13,502	12,503
Depreciation and amortization	1,534	1,573	2,980	3,069
Total operating expenses	30,774	31,945	62,135	66,040
Operating income (loss)	2,665	(2,703)	470	2,862
Interest expense, net	407	579	904	1,176
Other (income) expense, net	(371)	64	(294)	218
Income (loss) before income taxes	2,629	(3,346)	(140)	1,468
Provision (benefit) for income taxes	307	(704)	(894)	(166)
Net income (loss)	$2,322	$(2,642)	$754	$1,634

	Three Months Ended June 30,		Six months ended June 30,
	2022	2023	2022	2023
Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	51.7%	50.9%	52.3%	49.7%
Gross margin	48.3%	49.1%	47.7%	50.3%
Operating expenses
Research and development	16.6%	21.8%	18.6%	19.9%
Sales and marketing	15.6%	19.4%	16.2%	16.9%
General and administrative	10.0%	9.8%	10.3%	9.1%
Depreciation and amortization	2.2%	2.6%	2.2%	2.2%
Total operating expenses	44.5%	53.6%	47.3%	48.2%
Operating income (loss)	3.8%	(4.5)%	0.4%	2.1%
Interest expense, net	0.5%	1.0%	0.7%	0.9%
Other (income) expense, net	(0.5)%	0.1%	(0.2)%	0.1%
Income (loss) before income taxes	3.8%	(5.6)%	(0.1)%	1.1%
Provision (benefit) for income taxes	0.4%	(1.2)%	(0.7)%	(0.1)%
Net income (loss)	3.4%	(4.4)%	0.6%	1.2%

Comparison of three-month period ended June 30, 2022 to the three-month period ended June 30, 2023

Revenues

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2023	$	%
Revenues	$69,296	$59,542	$(9,754)	(14.1)%

Revenues decreased $9.8 million, or 14.1%, to $59.5 million for the three-month period ended June 30, 2023, from $69.3 million for the three-month period ended June 30, 2022, with the largest decrease in our enterprise product category driven by lower order volumes from distributors due to a recovery in the supply chain and higher channel inventories, aggressive pricing from competitors and the impact of slowing European economies. Revenues also decreased in our point-to-multi-point product category ahead of a product transition to new gigabit solutions in our product portfolio. These decreases were partially offset by increased revenues in our point-to-point product category driven by increased demand for defense products from the federal government.

Revenues by product category

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2023	$	%
Point-to-Multi-Point	$28,269	$26,734	$(1,535)	(5.4)%
Point-to-Point	15,684	25,074	9,390	59.9%
Enterprise	24,014	6,420	(17,594)	(73.3)%
Other	1,329	1,314	(15)	(1.1)%
Total revenues by product category	$69,296	$59,542	$(9,754)	(14.1)%

Point-to-Multi-Point

Our PMP revenues decreased $1.5 million, or 5.4%, from the three-month period ended June 30, 2022 to 2023, and represented 41% and 44% of our total revenues over the same periods, respectively. Our decrease in point-to-multi-point revenues were due to lower demand from service providers ahead of a product transition to new gigabit solutions in our product portfolio in Europe, Middle East, Africa, Caribbean and Latin America and Asia Pacific regions, partially offset by increased demand in North America for ePMP and new fiber products.

Point-to-Point

PTP revenues increased $9.4 million, or 59.9%, from the three-month period ended June 30, 2022 to 2023 mostly driven by increased revenues in North America as a result of increased demand for defense products partially offset by lower demand for PTP products in all other regions.

Enterprise

Enterprise revenues decreased $17.6 million, or 73.3%, from the three-month period ended June 30, 2022 to 2023. Enterprise revenues decreased in all but the Caribbean and Latin America region, driven mostly by lower order volumes from distributors. In addition, enterprise product revenues were impacted by the recovery of the product supply chain reducing our prior advantage in supply and order fulfillment and therefore, increased competition, coupled with aggressive pricing by our competitors, as well as higher inventory levels in the channel and the impact of slowing economies in Europe, Middle East, Africa.

Revenues by geography

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2023	$	%
North America	$31,140	$39,526	$8,386	26.9%
Europe, Middle East, Africa	21,281	6,769	(14,512)	(68.2)%
Caribbean and Latin America	7,960	6,015	(1,945)	(24.4)%
Asia Pacific	8,915	7,232	(1,683)	(18.9)%
Total revenues by geography	$69,296	$59,542	$(9,754)	(14.1)%

Revenues increased in North America and decreased in all other regions from the three-month period ended June 30, 2022 to June 30, 2023. North America revenues increased $8.4 million, or 26.9%, with large increases in PTP revenues as a result of higher demand for defense products along with increased PMP revenues due to higher demand and new fiber products offset by lower enterprise mostly due to high levels of channel inventory. Europe, Middle East, Africa revenues decreased by $14.5 million, or 68.2%, mostly driven by decreased enterprise revenue with slowing economies and high channel inventory along with lower demand for PMP and PTP products. Caribbean and Latin America revenues decreased $1.9 million, or 24.4%, mostly driven by lower PMP revenues. Asia Pacific revenues decreased $1.7 million, or 18.9%, mostly driven by decreased enterprise revenues.

Cost of revenues and gross margin

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2023	$	%
Cost of revenues	$35,857	$30,300	$(5,557)	(15.5)%
Gross margin	48.3%	49.1%		80 bps

Cost of revenues decreased $5.6 million, or 15.5%, to $30.3 million for the three-month period ended June 30, 2023 from $35.9 million for the three-month period ended June 30, 2022. The decrease in cost of revenues was primarily due to decreased revenues along with decreased production costs due to decreases in component charges as a result of increased availability of components.

Gross margin increased to 49.1% for the three-month period ended June 30, 2023 from 48.3% for the three-month period ended June 30, 2022. The increase reflects increased revenues from higher margin products and the impact of price increases along with lower production costs due to improvements in component availability thereby reducing component costs, partially offset by the increase in our excess and obsolescence reserve.

Operating expenses

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2023	$	%
Research and development	$11,440	$13,008	$1,568	13.7%
Sales and marketing	10,842	11,528	686	6.3%
General and administrative	6,958	5,836	(1,122)	(16.1)%
Depreciation and amortization	1,534	1,573	39	2.5%
Total operating expenses	$30,774	$31,945	$1,171	3.8%

Research and development

Research and development expense increased $1.6 million, or 13.7%, to $13.0 million for the three-month period ended June 30, 2023 from $11.4 million for the three-month period ended June 30, 2022. As a percentage of revenues, research and development expenses increased to 21.4% in 2023 from 16.6% in 2022 over the same period. The increase in research and development expense was primarily due to $1.4 million higher staff-related costs due to increased headcount, $0.5 million higher outside contractor spend due to the increase in projects, $0.4 million higher share-based compensation expense and $0.3 million higher homologation and regulatory fees due to the timing of projects. These increases were partially offset by $0.7 million higher capitalized software cost due to an increase in projects eligible for capitalization and $0.3 million lower corporate bonus accrual.

Sales and marketing

Sales and marketing expense increased $0.7 million, or 6.3%, to $11.5 million for the three-month period ended June 30, 2023 from $10.8 million for the three-month period ended June 30, 2022. As a percentage of revenues, sales and marketing expense increased to 19.8% in 2023 from 15.6% in 2022 over the same period. The increase in sales and marketing expense was primarily due to $0.3 million higher staff-related costs and $0.2 million higher travel-related spend as restrictions on travel and in-person trade shows, conferences and customer meetings have decreased and $0.2 million higher share-based compensation expense.

General and administrative

General and administrative expense decreased $1.2 million, or 16.1%, to $5.8 million for the three-month period ended June 30, 2023 from $7.0 million for the three-month period ended June 30, 2022. As a percentage of revenues, general and administrative expense decreased to 9.8% in 2023 from 10.0% in 2022 over the same period. The decrease in general and administrative expense was primarily due to $0.7 million lower professional fees, $0.3 million lower corporate bonus and $0.2 million lower insurance expense due to lower negotiated rates.

Depreciation and amortization

Depreciation and amortization expense remained flat from the three-month period ended June 30, 2022 to the three-month period ended June 30, 2023.

Interest expense, net

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2023	$	%
Interest expense, net	$407	$579	$172	42.3%

Interest expense increased $0.2 million, or 42.3%, to $0.6 million for the three-month period ended June 30, 2023 from $0.4 million for the three-month period ended June 30, 2022. The increase was primarily due to an increase in the interest rate on the term loan partially offset by increase in interest income earned.

Other (income) expense, net

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2023	$	%
Other (income) expense, net	$(371)	$64	$435	(117.3)%

Other (income) expense, net changed from income of $0.4 million for the three-month period ended June 30, 2022 to $0.1 million for the three-month period ended June 30, 2023, primarily due to foreign currency fluctuations.

Provision for income taxes

	Three Months Ended June 30,		Change
(dollars in thousands)	2022	2023	$	%
Provision (benefit) for income taxes	$307	$(704)	$(1,011)	nm
Effective income tax rate	11.7%	21.0%

Our benefit for income taxes was $0.7 million for the three-month period ended June 30, 2023 versus a provision for income taxes of $0.3 million for the three-month period ended June 30, 2022. The effective income tax rates were 21.0% and 11.7% over the same periods, respectively, and reflect the application of our expected annual tax rate to pre-tax results for each of the periods as well as discrete tax impacts that arise during the periods. In the three-month period ended June 30, 2022, the effective income tax rate of 11.7% was different from the statutory rate of 21.0% primarily due to tax benefits arising on Research and Development tax credits, Foreign Derived Intangible Income, and revaluing of UK deferred tax assets at a higher future tax rate. In the three-month period ended June 30, 2023, our effective income tax rate of 21.0% was not materially different from the statutory rate of 21.0%.

Comparison of six-month period ended June 30, 2022 to the six-month period ended June 30, 2023

Revenues

	Six months ended June 30,		Change
(dollars in thousands)	2022	2023	$	%
Revenues	$131,192	$136,943	$5,751	4.4%

Revenues increased $5.8 million, or 4.4%, to $136.9 million for the six-month period ended June 30, 2023 from $131.2 million for the six-month period ended June 30, 2022, with the largest increase in our point-to-point product category driven by higher demand for defense products, along with increased revenues in our enterprise products driven by improved supply as well as the absence of COVID lockdowns in China in the first quarter of 2022 that enabled us to manufacture product without interruption in operations, partially offset by lower demand in our point-to-multi-point products due to slower network buildouts. Revenues benefited from the increase in the number of our channel partners, which consists of over 13,000 channel partners as of June 30, 2023.

Revenues by product category

	Six months ended June 30,		Change
(dollars in thousands)	2022	2023	$	%
Point-to-Multi-Point	$59,195	$49,026	$(10,169)	(17.2)%
Point-to-Point	30,398	43,082	12,684	41.7%
Enterprise	39,522	42,076	2,554	6.5%
Other	2,077	2,759	682	32.8%
Total revenues by product category	$131,192	$136,943	$5,751	4.4%

Point-to-Multi-Point

Our PMP revenues decreased $10.2 million, or 17.2%, from the six-month period ended June 30, 2022 to 2023, and represented 45% and 36% of our total revenues over the same periods, respectively. Our decrease in point-to-multi-point revenues were due to lower demand from service providers ahead of a product transition to new gigabit solutions in our product portfolio in Europe, Middle East, Africa, Caribbean and Latin America and Asia Pacific regions, partially offset by increased demand in North America.

Point-to-Point

PTP revenues increased $12.7 million, or 41.7%, from the six-month period ended June 30, 2022 to 2023 mostly driven by increased revenues in North America as a result of increased demand for defense products.

Enterprise

Enterprise revenues increased $2.6 million, or 6.5%, from the six-month period ended June 30, 2022 to 2023. Enterprise revenues increased in North America, driven mostly by improvements in available product supply to meet demand and the absence of the COVID lockdowns in China in the first quarter of 2022 which resulted in the shutdown of manufacturing and distribution operations. Although revenues increased, enterprise revenues were impacted by the recovery of the product supply chain by reducing our prior advantage in supply and order fulfillment and therefore increasing competition, coupled with aggressive pricing by our competitors as well as higher inventory levels in the channel along with slowing economies in Europe, Middle East, Africa.

Revenues by geography

	Six months ended June 30,		Change
(dollars in thousands)	2022	2023	$	%
North America	$59,461	$87,119	$27,658	46.5%
Europe, Middle East, Africa	41,613	26,477	(15,136)	(36.4)%
Caribbean and Latin America	13,044	9,700	(3,344)	(25.6)%
Asia Pacific	17,074	13,647	(3,427)	(20.1)%
Total revenues by geography	$131,192	$136,943	$5,751	4.4%

Revenues increased in North America and decreased in all other regions from the six-month period ended June 30, 2022 to June 30, 2023. North America revenues increased $27.7 million, or 46.5%, with increases in all product lines, mostly driven by increased PTP revenues as a result of higher demand for defense products along with increased enterprise revenues due to improved supply and increased demand as well as the absence of the COVID lockdowns in China in the first quarter of 2022 that enabled us to manufacture product without interruption in operations. Europe, Middle East, Africa revenues decreased by $15.1 million, or 36.4%, mostly related to decreased PMP revenues and decreased enterprise revenues due to high level of channel inventory. Asia Pacific revenues decreased $3.4 million, or 20.1%, mostly driven by decreased PMP and PTP revenues due to lower demand throughout the region. Caribbean and Latin America revenues decreased $3.3 million, or 25.6%, mostly due to lower PMP revenues.

Cost of revenues and gross margin

	Six months ended June 30,		Change
(dollars in thousands)	2022	2023	$	%
Cost of revenues	$68,587	$68,041	$(546)	(0.8)%
Gross margin	47.7%	50.3%		260 bps

Cost of revenues decreased $0.6 million, or 0.8%, to $68.0 million for the six-month period ended June 30, 2023 from $68.6 million for the six-month period ended June 30, 2022. The decrease in cost of revenues was primarily due to decreased production costs due to decreases in component charges as a result of increased availability of components partially offset by the increase in our excess and obsolescence reserve and supply operations costs due to increased headcount.

Gross margin increased to 50.3% for the six-month period ended June 30, 2023 from 47.7% for the six-month period ended June 30, 2022. The increase reflects increased revenues from higher margin products and the impact of price increases along with lower production costs due to improvements in component availability reducing component costs, partially offset by the increase in our excess and obsolescence reserve.

Operating expenses

	Six months ended June 30,		Change
(dollars in thousands)	2022	2023	$	%
Research and development	$24,382	$27,270	$2,888	11.8%
Sales and marketing	21,271	23,198	1,927	9.1%
General and administrative	13,502	12,503	(999)	(7.4)%
Depreciation and amortization	2,980	3,069	89	3.0%
Total operating expenses	$62,135	$66,040	$3,905	6.3%

Research and development

Research and development expense increased $2.9 million, or 11.8%, to $27.3 million for the six-month period ended June 30, 2023 from $24.4 million for the six-month period ended June 30, 2022. As a percentage of revenues, research and development expenses increased to 19.9% in 2023 from 18.6% in 2022 over the same period. The increase in research and development expense was primarily due to $2.5 million higher staff-related costs due to increased headcount, $0.8 million higher contractor costs driven by increase in projects, $0.6 million higher share-based compensation expense and $0.2 million higher travel partially offset by $1.2 million higher capitalized software cost due to an increase in projects eligible for capitalization.

Sales and marketing

Sales and marketing expense increased $1.9 million, or 9.1%, to $23.2 million for the six-month period ended June 30, 2023 from $21.3 million for the six-month period ended June 30, 2022. As a percentage of revenues, sales and marketing expense increased to 16.9% in 2023 from 16.2% in 2022 over the same period. The increase in sales and marketing expense was primarily due to $0.6 million higher staff-related costs due to increased headcount, $0.6 million higher travel-related spend and $0.3 million higher trade show and marketing-related spend as travel and in person trade shows and conferences have increased, $0.3 million higher professional fees and $0.2 million higher share-based compensation expense.

General and administrative

General and administrative expense decreased $1.0 million, or 7.4%, to $12.5 million for the six-month period ended June 30, 2023 from $13.5 million for the six-month period ended June 30, 2022. As a percentage of revenues, general and administrative expense decreased to 9.1% in 2023 from 10.3% in 2022 over the same period. The decrease in general and administrative expense was primarily due to $0.5 million lower insurance expense due to lower negotiated fees along with $0.3 million lower professional fees, $0.1 lower business taxes and $0.1 million lower legal expense.

Depreciation and amortization

Depreciation and amortization expense remained flat from the six-month period ended June 30, 2022 to the six-month period ended June 30, 2023.

Interest expense, net

	Six months ended June 30,		Change
(dollars in thousands)	2022	2023	$	%
Interest expense, net	$904	$1,176	$272	30.1%

Interest expense, net increased $0.3 million, or 30.1%, to $1.2 million for the six-month period ended June 30, 2023 from $0.9 million for the six-month period ended June 30, 2022. The increase was primarily due to an increase in the interest rate on the term loan partially offset by increase in interest income earned.

Other (income) expense, net

	Six months ended June 30,		Change
(dollars in thousands)	2022	2023	$	%
Other (income) expense, net	$(294)	$218	$512	nm

Other (income) expense, net changed from income of $0.3 million for the six-month period ended June 30, 2022 to expense of $0.2 million for the six-month period ended June 30, 2023, primarily due to foreign currency fluctuations.

Provision for income taxes

	Six months ended June 30,		Change
(dollars in thousands)	2022	2023	$	%
Benefit for income taxes	$(894)	$(166)	$728	(81.4)%
Effective income tax rate	638.6%	(11.3)%

Our benefit for income taxes was $0.2 million for the six-month period ended June 30, 2023 and a benefit for income taxes of $0.9 million for the six-month period ended June 30, 2022. The effective income tax rates were (11.3)% and 638.6% over the same periods, respectively, and reflect the application of our expected annual tax rate to pre-tax results for each of the periods as well as discrete tax impacts that arise during the periods. In the six-month period ended June 30, 2022, the effective income tax rate of 638.6% was different from the statutory rate of 21.0% primarily due tax benefits arising on Research and Development tax credits, Foreign Derived Intangible Income, and revaluing of UK deferred tax assets at a higher future tax rate. In the six-month period ended June 30, 2023, our effective income tax rate of (11.3)% was different from the statutory rate of 21.0% primarily due to Foreign Derived Intangible Income, tax benefits arising on Research and Development tax credits, and revaluing of UK deferred tax assets at a higher future tax rate.

Liquidity and Capital Resources

As of June 30, 2023, we had a cash balance of $32.0 million. Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures. We believe these needs will be satisfied over at least the next 12 months using existing cash and using cash flow generated by our operations. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We expect to regularly assess market conditions and may take measures, including raising additional equity or incurring additional debt if and when our board of directors determines that doing so is in our best interest.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

Cash flows from operating activities

	Six Months Ended June 30,
	2022	2023
Cash used in operating activities	$(9,239)	$(10,480)
Cash used in investing activities	$(4,269)	$(5,569)
Cash provided by (used in) financing activities	$191	$(152)

Net cash used in operating activities for the six-month period ended June 30, 2022 of $9.2 million consisted primarily of net income of $0.8 million, share-based compensation expense of $4.9 million and adjustments for depreciation and amortization and other non-cash impacts of $4.0 million, an increase in deferred tax assets of $1.3 million and changes in operating assets and liabilities that resulted in net cash outflows of $17.6 million. The changes in operating assets and liabilities consisted primarily of a $13.8 million decrease in inventories due to management's plan to build inventory in response to supply chain constraints, a $10.9 million decrease in accrued employee compensation primarily due to the payment of the 2021 corporate bonus net of the 2022 corporate bonus accrual and $3.9 million increase in accounts receivable reflecting the impact of billing linearity and lower sales. These uses of cash were partially offset by $8.1 million lower prepaid expenses, mostly as a result of decrease in vendor prepayments to procure inventory, $1.8 million increase in deferred revenues and $1.3 million increase in accrued liabilities primarily related to inventory in transit.

Net cash used in operating activities for the six-month period ended June 30, 2023 of $10.5 million consisted of net income of $1.6 million, share-based compensation expense of $5.9 million and adjustments for depreciation and amortization and other non-cash impacts of $5.4 million, an increase in deferred tax assets of $3.3 million and changes in operating assets and liabilities that resulted in net cash outflows of $20.1 million. The changes in operating assets and liabilities consisted primarily of a $26.3 million increase in inventories due to lower sales along with management's plan to build inventory to manage component shortages, a $1.5 million decrease in accrued employee compensation due to lower corporate bonus accrual and $1.3 million decrease in accounts payable due to timing of invoices and payments. The uses of cash were partially offset by a $4.5 million increase in cash provided by all other assets and liabilities, mostly driven by the increase in accrued sales returns along with collection of the UK RDEC tax credit, $3.8 million reduction in prepaid expenses, mostly due to lower vendor prepayments, $0.6 million higher accrued liabilities primarily related to inventory in transit and $0.2 million decrease in accounts receivable reflecting the impact of lower sales and the timing of collections.

Cash flows from investing activities

Our investing activities for all periods presented consisted of capital expenditures for property, equipment and software in support of the growth of our business.

Cash flows from financing activities

During the six-month period ended June 30, 2022, net cash provided of $0.2 million was primarily due to proceeds received of $1.1 million for the issuance of ordinary shares under our Employee Share Purchase Program, proceeds received of $0.2 million from the exercise of share options offset by $0.7 million repayment of principal under the term loan facility with Bank of America and $0.5 million for taxes paid from shares withheld in net settlement of taxes due on vesting of restricted shares issued to our employees.

During the six-month period ended June 30, 2023, net cash used of $0.2 million was primarily due to $1.3 million repayment of principal due under the term loan facility with Bank of America and $0.4 million for taxes paid from shares withheld in net settlement of taxes due on vesting of restricted shares issued to our employees partially offset by proceeds received of $1.1 million from the issuance of ordinary shares under our ESPP and $0.4 million from the exercise of share options.

Debt

As of June 30, 2023, we had $26.7 million outstanding on our term credit facility and had $45.0 million available under our revolving credit facility with Bank of America. The effective interest rate on the term credit facility at June 30, 2023 was 7.52%. The Company is required to make scheduled quarterly principal payments of $0.7 million under the term credit facility. With the cessation of all tenors of US Dollar LIBOR as an available benchmark on June 30, 2023, we entered into an amendment to our credit facilities on June 9, 2023 to amend the original BofA Credit Agreement to replace the benchmark used for the interest rate on EuroDollar Rate Loans from US Dollar LIBOR to Term SOFR. Effective on June 17, 2023, our term credit facility interest rate is indexed to the Term SOFR rate based on the period selected by management. Our term credit facility matures on November 17, 2026, at which time the outstanding principal will be due. Refer to Note 6 – Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Contractual Obligations and Commercial Commitments

For the three-month period ended June 30, 2023, the only material change to the contractual obligations and commercial commitments from what was disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 is the addition of approximately $7.7 million in minimum lease payments beginning on April 1, 2024 to be made over 13 years for the new corporate headquarters in Illinois, with $0.1 million due within one year, $1.1 million due in one to three years, $1.9 million due in three to five years, and $4.6 million due in more than five years.

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

During the three-month period ended June 30, 2023, there were no significant changes to our critical accounting policies and estimates. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, filed on February 27, 2023, for a more complete discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three-month period ended June 30, 2023. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

We do not hold any cash in any investment accounts and all cash is deposited with financial institutions that management believes are of high credit quality. The Company's cash consists primarily of U.S. dollar denominated demand accounts.

We had $26.7 million of debt outstanding on our term loan facility and $0.0 million of debt outstanding on our revolving credit facility as of June 30, 2023 under our BofA Credit Agreement. With the cessation of all tenors of US Dollar LIBOR on June 30, 2023, we entered into an amendment of our BofA Credit Agreement on June 9, 2023 to replace the Eurodollar Rate (the rate equal to US Dollar LIBOR) with Term Secured Overnight Financing Rate, or SOFR. The Company is exposed to interest rate risk from fluctuations in the Term SOFR that is a component of the interest rate used to calculate interest expense on the debt. Interest accrues on the outstanding principal amount of the term loan on a quarterly basis and is equal to the selected rate per annum determined by reference to the 1-month, 3-month or 6-month Term SOFR rate as selected by the Company, plus a SOFR adjustment of 0.10%, plus an applicable margin between 1.75% and 2.25% as determined by our financial performance as measured by the consolidated leverage ratio. At June 30, 2023, the applicable margin was 1.75% and the effective interest rate on the term loan was 7.52%. A hypothetical 100-basis point increase in interest rates, and assuming a constant applicable margin, would result in an additional $0.3 million in interest expense related to the external debt per year.

There have been no other material changes in our market risk since December 31, 2022.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

For additional information, see Note 13 – Commitments and contingencies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Part I, Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.40*	First Amendment to Credit Agreement dated as of June 9, 2023 between Cambium Networks and Bank of America
10.41+*	Form of Performance-Based Share Unit Notice and Agreement
10.42+*	Form of Performance-Based Share Option Award Agreement
10.43*	Office Lease, dated as of June 1, 2023, by and between Cambium Networks, Inc. and Hoffman Estates Acquisition LLC and Hoffman Estates Acquisitions II LLC
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBIUM NETWORKS CORPORATION

Date: August 2, 2023	By:	/s/ Morgan Kurk
Morgan Kurk
President and Chief Executive Officer

Date: August 2, 2023	By:	/s/ Andrew P Bronstein
Andrew P. Bronstein
Chief Financial Officer