Form 10-Q
period 2023-09-30
Cambium Networks Corp
filed 2023-11-03
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 30, 2023, the registrant had 27,665,127 shares of ordinary shares, $0.0001 par value per share, outstanding.

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

In some cases, forward-looking statements may be identified by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, they should not be relied upon as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
the unpredictability of our operating results;
•
risks caused by political tensions around the world including the current war in Ukraine as well as tensions between the United States and China and the evolving events in Israel and Gaza;
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
•
our ability to effectively forecast demand or manage our inventory, including our channel inventory, which may cause us to record write-downs for excess or obsolete inventory;
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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Cambium Networks Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,	September 30,
	2022	2023
		(unaudited)
ASSETS
Current assets
Cash	$48,162	$27,529
Receivables, net of allowances of $577 and $734	89,321	60,444
Inventories, net	57,068	79,764
Recoverable income taxes	117	982
Prepaid expenses	11,857	8,810
Other current assets	6,464	9,643
Total current assets	212,989	187,172
Noncurrent assets
Property and equipment, net	11,271	11,365
Software, net	8,439	11,804
Operating lease assets	4,011	4,257
Intangible assets, net	9,173	8,050
Goodwill	9,842	9,842
Deferred tax assets, net	12,782	12,494
Other noncurrent assets	955	880
TOTAL ASSETS	$269,462	$245,864
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$31,284	$24,849
Accrued liabilities	28,042	20,690
Employee compensation	7,394	5,333
Current portion of long-term external debt, net	3,158	3,173
Deferred revenues	8,913	8,791
Other current liabilities	8,429	15,988
Total current liabilities	87,220	78,824
Noncurrent liabilities
Long-term external debt, net	24,463	22,588
Deferred revenues	8,617	9,731
Noncurrent operating lease liabilities	2,170	2,793
Other noncurrent liabilities	1,619	1,705
Total liabilities	124,089	115,641
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2022 and September 30, 2023; 27,522,734 shares issued and 27,313,273 outstanding at December 31, 2022 and 27,917,429 shares issued and 27,661,860 outstanding at September 30, 2023	3	3
Additional paid in capital	138,997	149,165
Treasury shares, at cost, 209,461 shares at December 31, 2022 and 255,569 shares at September 30, 2023	(4,922)	(5,600)
Accumulated earnings (deficit)	12,822	(11,744)
Accumulated other comprehensive loss	(1,527)	(1,601)
Total shareholders' equity	145,373	130,223
TOTAL LIABILITIES AND EQUITY	$269,462	$245,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenues	$81,200	$43,046	$212,392	$179,989
Cost of revenues	40,034	32,087	108,621	100,128
Gross profit	41,166	10,959	103,771	79,861
Operating expenses
Research and development	12,609	13,151	36,991	40,421
Sales and marketing	11,033	9,675	32,304	32,873
General and administrative	6,058	8,688	19,560	21,191
Depreciation and amortization	1,506	1,545	4,486	4,614
Total operating expenses	31,206	33,059	93,341	99,099
Operating income (loss)	9,960	(22,100)	10,430	(19,238)
Interest expense, net	514	620	1,418	1,796
Other expense (income), net	165	63	(129)	281
Income (loss) before income taxes	9,281	(22,783)	9,141	(21,315)
(Benefit) provision for income taxes	(154)	3,417	(1,048)	3,251
Net income (loss)	$9,435	$(26,200)	$10,189	$(24,566)

Earnings (loss) per share
Basic	$0.35	$(0.95)	$0.38	$(0.89)
Diluted	$0.34	$(0.95)	$0.36	$(0.89)
Weighted-average number of shares outstanding to compute net earnings (loss) per share
Basic	26,977,155	27,619,281	26,855,395	27,465,353
Diluted	27,979,575	27,619,281	27,939,728	27,465,353

Share-based compensation included in costs and expenses:
Cost of revenues	$56	$45	$163	$160
Research and development	1,241	1,037	3,274	3,693
Sales and marketing	696	597	1,901	2,026
General and administrative	855	1,166	2,447	2,903
Total share-based compensation	$2,848	$2,845	$7,785	$8,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net income (loss)	$9,435	$(26,200)	$10,189	$(24,566)
Other comprehensive income (loss)
Foreign currency translation adjustment	(283)	(174)	(729)	(74)
Comprehensive income (loss)	$9,152	$(26,374)	$9,460	$(24,640)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended September 30, 2022
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at June 30, 2022	26,964	$3	$130,430	$(4,512)	$(6,624)	$(1,145)	$118,152
Net income	—	—	—	—	9,435	—	9,435
Share-based compensation	—	—	2,615	—	—	—	2,615
Issuance of vested shares	47	—	—	—	—	—	—
Treasury shares withheld for net settlement	(12)	—	—	(211)	—	—	(211)
Proceeds from exercise of share options	17	—	113	—	—	—	113
Foreign currency translation	—	—	—	—	—	(283)	(283)
Balance at September 30, 2022	27,016	$3	$133,158	$(4,723)	$2,811	$(1,428)	$129,821

	Nine Months Ended September 30, 2022
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2021	26,735	$3	$124,117	$(3,906)	$(7,378)	$(699)	$112,137
Net income	—	—	—	—	10,189	—	10,189
Share-based compensation	—	—	7,073	—	—	—	7,073
Issuance of ordinary shares under ESPP	87	—	1,606	—	—	—	1,606
Issuance of vested shares	193	—	—	—	—	—	—
Treasury shares withheld for net settlement	(43)	—	—	(817)	—	—	(817)
Proceeds from exercise of share options	44	—	362	—	—	—	362
Foreign currency translation	—	—	—	—	—	(729)	(729)
Balance at September 30, 2022	27,016	$3	$133,158	$(4,723)	$2,811	$(1,428)	$129,821

	Three Months Ended September 30, 2023
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated equity	Accumulated other comprehensive loss	Total shareholders' equity
Balance at June 30, 2023	27,603	$3	$146,528	$(5,509)	$14,456	$(1,427)	$154,051
Net loss	—	—	—	—	(26,200)	—	(26,200)
Share-based compensation	—	—	2,631	—	—	—	2,631
Issuance of vested shares	69	—	—	—	—	—	—
Treasury shares withheld for net settlement	(11)	—	—	(91)	—	—	(91)
Proceeds from exercise of share options	1	—	6	—	—	—	6
Foreign currency translation	—	—	—	—	—	(174)	(174)
Balance at September 30, 2023	27,662	$3	$149,165	$(5,600)	$(11,744)	$(1,601)	$130,223

	Nine Months Ended September 30, 2023
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated equity	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2022	27,313	$3	$138,997	$(4,922)	$12,822	$(1,527)	$145,373
Net loss	—	—	—	—	(24,566)	—	(24,566)
Share-based compensation	—	—	8,568	—	—	—	8,568
Issuance of ordinary shares under ESPP	88	—	1,102	—	—	—	1,102
Issuance of vested shares	247	—	—	—	—	—	—
Treasury shares withheld for net settlement	(46)	—	—	(678)	—	—	(678)
Proceeds from exercise of share options	60	—	498	—	—	—	498
Foreign currency translation	—	—	—	—	—	(74)	(74)
Balance at September 30, 2023	27,662	$3	$149,165	$(5,600)	$(11,744)	$(1,601)	$130,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2023
Cash flows from operating activities:
Net income (loss)	$10,189	$(24,566)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,874	3,212
Amortization of software and intangible assets	2,750	3,399
Amortization of debt issuance costs	229	235
Share-based compensation	7,785	8,782
Deferred income taxes	(1,987)	288
Provision for inventory excess and obsolescence	1,719	5,637
Other	(94)	(7)
Change in assets and liabilities:
Receivables	(9,436)	22,649
Inventories	(18,583)	(28,333)
Prepaid expenses	4,054	3,031
Accounts payable	(347)	(6,496)
Accrued employee compensation	(10,159)	(2,042)
Accrued liabilities	286	(1,264)
Other assets and liabilities	3,640	4,749
Net cash used in operating activities	(7,080)	(10,726)
Cash flows from investing activities:
Purchase of property and equipment	(3,242)	(3,361)
Purchase of software	(3,441)	(5,518)
Net cash used in investing activities	(6,683)	(8,879)
Cash flows from financing activities:
Repayment of term loan	(1,312)	(1,969)
Issuance of ordinary shares under ESPP	1,127	1,102
Taxes paid from shares withheld	(760)	(652)
Proceeds from share option exercises	362	498
Net cash used in financing activities	(583)	(1,021)
Effect of exchange rate on cash	(86)	(7)
Net decrease in cash	(14,432)	(20,633)
Cash, beginning of period	59,291	48,162
Cash, end of period	$44,859	$27,529

Supplemental disclosure of cash flow information:
Income taxes paid	$908	$3,963
Interest paid	$497	$1,354

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Cambium Networks Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2023, and for the three-month and nine-month periods ended September 30, 2022 and 2023, and the related notes are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and, in the opinion of management, reflect all adjustments, which comprise only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2023 and results of operations for the three-month and nine-month periods ended September 30, 2022 and 2023 and cash flows for the nine-month periods ended September 30, 2022 and 2023. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K and filed with the SEC on February 27, 2023. The results of operations for the three-month and nine-month periods ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full year.

In 2022, management determined that certain costs previously included as general and administrative expenses related to other functions of the business. Prior periods have been revised to reflect the allocation of these costs to their respective functions. These costs primarily include facility costs such as leased space and shared IT costs. Revisions were made to increase research and development expense by $0.9 million and selling and marketing expense by $0.3 million and decrease general and administrative expense by $1.2 million for the three-month period ended September 30, 2022. Revisions were made to increase research and development expense by $2.6 million and selling and marketing expense by $0.8 million and decrease general and administrative expense by $3.4 million for the nine-month period ended September 30, 2022.

Update to Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in the 2022 Form 10-K, Part II, Item 8.

Note 2. Balance sheet components

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	September 30,
	2022	2023
		(unaudited)
Finished goods	$50,052	$71,304
Raw materials	15,010	21,749
Gross inventory	65,062	93,053
Less: Excess and obsolete provision	(7,994)	(13,289)
Inventories, net	$57,068	$79,764

The increase in inventory is primarily due to lower demand for our PMP products and a slowdown in Enterprise product orders due to higher channel inventory. Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, and market conditions and judgment about the anticipated consumption and our ability to sell the inventory. At December 31, 2022 and September 30, 2023, inventory reserves were $8.0 million and $13.3 million, respectively. The increase in the reserve was mostly driven by excess inventory related to our PMP products driven by a combination of lower anticipated demand as well as the impact of the anticipated introduction of new 6 GHz PMP products.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	September 30,
	2022	2023
		(unaudited)
Accrued goods and services	$10,633	$9,683
Accrued inventory purchases	3,189	1,000
Accrued customer rebates	13,797	9,506
Other	423	501
Accrued liabilities	$28,042	$20,690

Accrued warranty

Provisions for warranty claims are primarily related to our hardware products and are recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Nine Months ended September 30,
	2022	2023
		(unaudited)
Beginning balance	$1,731	$1,651
Fulfillment of assumed acquisition warranty	(142)	(160)
Provision increase (decrease), net	62	(4)
Ending balance	$1,651	$1,487

At September 30, 2023, $1.2 million is included in Other current liabilities and $0.3 million is included in Other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Note 3. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	September 30,
	Useful Life	2022	2023
			(unaudited)
Equipment and tooling	3 to 5 years	$33,026	$35,455
Computer equipment	3 to 5 years	4,572	5,348
Furniture and fixtures	5 to 10 years	809	834
Leasehold improvements	2 to 3 years	472	518
Total cost		38,879	42,155
Less: Accumulated depreciation		(27,608)	(30,790)
Property and equipment, net		$11,271	$11,365

Total depreciation expense was $1.0 million and $1.1 million for the three-month periods ended September 30, 2022 and 2023, respectively and $2.9 million and $3.2 million for the nine-month periods ended September 30, 2022 and 2023, respectively.

Note 4. Software

Software consisted of the following (in thousands):

		December 31, 2022			September 30, 2023
					(unaudited)
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance

Acquired and Software for internal use	3 to7 years	$15,995	$(15,326)	$669	$16,681	$(15,604)	$1,077
Software marketed for external sale	3 years	11,650	(3,880)	7,770	16,604	(5,877)	10,727
Total		$27,645	$(19,206)	$8,439	$33,285	$(21,481)	$11,804

Amortization of acquired and internal use software is computed using the straight-line method over an estimated useful life of generally three to seven years. Amortization expense recognized on acquired and internal use software is reflected in depreciation and amortization in the condensed consolidated statements of operations. Amortization expense was $0.1 million and $0.1 million for the three-month periods ended September 30, 2022 and 2023, respectively. Amortization expense was $0.4 million and $0.3 million for the nine-month periods ended September 30, 2022 and 2023, respectively.

Amortization expense recognized on software to be sold or marketed externally was $0.4 million and $0.8 million for the three-month periods ended September 30, 2022 and 2023, respectively, and $1.1 million and $2.0 million for the nine-month periods ended September 30, 2022 and 2023, respectively, and is included in cost of revenues on the condensed consolidated statements of operations.

Based on capitalized software assets at September 30, 2023, estimated amortization expense in future fiscal years is as follows (unaudited and in thousands):

Year ending December 31,	Acquired and internal use software	Software marketed for external use	Total
2023 (October - December)	103	881	984
2024	398	3,660	4,058
2025	349	3,376	3,725
2026	221	2,024	2,245
2027	6	760	766
Thereafter	—	26	26
Total amortization	$1,077	$10,727	$11,804

Note 5. Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill or intangible assets during the three-month period ended September 30, 2023 (unaudited).

The Company tests goodwill for impairment annually on December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset group below its carrying amount and tests intangible assets if an indicator suggests that the carrying amount may not be recoverable. Accordingly, the Company completes a quarterly qualitative triggering events assessment which considers significant events and circumstances such as a reporting unit’s historical and current results, assumptions regarding future performance, operating income or cash flows, strategic initiatives and overall economic factors, including significant negative industry or economic trends and macro-economic developments, and sustained declines in the Company's share price or market capitalization, considered in both absolute terms and relative to peers, to determine whether any of these may indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. If an impairment trigger is identified, a quantitative impairment test is performed.

The qualitative assessment performed for the three-month period ended September 30, 2023 did not indicate the existence of an impairment trigger that would more likely than not reduce the fair value of our reporting unit below its carrying amount nor indicators suggesting that the carrying amount of intangible assets may not be recoverable. The Company continues to monitor potential events and changes in circumstances that can be reasonably expected to constitute an impairment triggering event.

The useful life, gross carrying value, accumulated amortization, and net balance for each major class of definite-lived intangible assets at each balance sheet date were as follows (in thousands):

		December 31, 2022			September 30, 2023
					(unaudited)
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance

Customer relationships	5 - 18 years	19,300	(10,127)	9,173	19,300	(11,250)	8,050
Total		$19,300	$(10,127)	$9,173	$19,300	$(11,250)	$8,050

Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value at the end of their useful life. Intangible assets amortization expense was $0.4 million and $0.4 million for the three-month periods ended September 30, 2022 and 2023, respectively, and $1.2 million and $1.1 million for the nine-month periods ended September 30, 2022 and 2023, respectively.

Based on capitalized intangible assets as of September 30, 2023, estimated amortization expense amounts in future fiscal years are as follows (unaudited and in thousands):

Year ending December 31,	Amortization
2023 (October - December)	375
2024	1,498
2025	1,498
2026	1,498
2027	1,498
Thereafter	1,683
Total amortization	$8,050

Note 6. Debt

As of September 30, 2023, the Company had $26.1 million outstanding under its term loan facility and $0.0 million outstanding under its revolving credit facility. The Company has available $45.0 million under its revolving credit facility (unaudited).

The following table reflects the current and noncurrent portions of the external debt facilities at December 31, 2022 and September 30, 2023 (in thousands):

	December 31,	September 30,
	2022	2023
		(unaudited)
Term loan facility	$28,031	$26,063
Less debt issuance costs	(410)	(302)
Total debt	27,621	25,761
Less current portion of term facility	(3,281)	(3,281)
Current portion of debt issuance costs	123	108
Total long-term external debt, net	$24,463	$22,588

Secured credit agreement

On June 9, 2023, the Company entered into the first amendment to its BofA Agreement ("First Amendment") which amended the original Bank of America Agreement ("BofA Agreement") to replace the benchmark used for the interest rate on Eurodollar Rate Loans from US Dollar LIBOR to the Term Secured Overnight Financing Rate ("SOFR"). Our outstanding debt under the BofA Agreement are now known as Term SOFR Loans, with the term selected by the Company. The new benchmark became effective on June 17, 2023, when the current interest period on the Eurodollar Rate Loan using the US Dollar LIBOR benchmark ended. With respect to the First Amendment, the Company elected the practical expedient included in ASC 848, Reference Rate Reform, and it accounted for the First Amendment as if the modification were not significant. The First Amendment did not create a material impact on the consolidated financial statements.

Based on the terms of the First Amendment, interest on the Term SOFR Loan accrues on the outstanding principal amount of the Term and Revolving Facilities on a quarterly basis and is equal to the base rate equal to the rate per annum as now determined by reference to the 1-month, 3-month or 6-month Term SOFR rate as selected by the Company, plus a SOFR adjustment of 0.10%. The applicable margin range between 1.75% and 2.25% as determined by the Company's performance as measured by the consolidated leverage ratio that is added to calculate the all-in rate remains unchanged with the First Amendment. At September 30, 2023, the applicable margin was 1.75% and the effective interest rate on the term loan was 7.69% (unaudited).

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

Maturities on the external debt outstanding at September 30, 2023 is as follows (unaudited and in thousands):

Year ending December 31,
2023 (October- December)	656
2024	2,625
2025	2,625
2026	19,500
Total	$25,406

As of September 30, 2023, the Company was in compliance with all affirmative and negative covenants (unaudited).

Net interest expense, including bank charges and amortization of debt issuance costs on the external debt, was $0.5 million and $0.6 million for the three-month periods ended September 30, 2022 and 2023, respectively, and $1.4 million and $1.8 million for the nine-month periods ended September 30, 2022 and 2023, respectively (unaudited).

Note 7. Employee benefit plans

The Company’s employee benefit plans currently consist of a retirement plan in the United States and a separate defined contribution plan in the UK. The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. employees that satisfy certain eligibility requirements, including requirements related to age and length of service, are eligible to participate in the Cambium Networks, Inc. 401(k) Plan. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. Under the Cambium Networks, Inc. 401(k) Plan, the Company matches 100% of employee contributions to the 401(k) plan up to a maximum amount of 4% of eligible wages, which matching contributions are subject to vesting in equal annual increments over two years of service. All contributions, including the Company match, are made in cash. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $0.2 million and $0.3 million for the three-month periods ended September 30, 2022 and 2023, respectively, and $1.2 million and $1.2 million for the nine-month periods ended September 30, 2022 and 2023, respectively.

UK plan

UK employees who satisfy certain eligibility requirements are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan. Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% of eligible compensation and a company contribution rate of 5% of the employee’s basic salary. The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%. Company matching contributions vest immediately and employees are always vested in their own contributions. All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period. The total contributed by the Company under this plan was $0.1 million and $0.1 million for the three-month periods ended September 30, 2022 and 2023, respectively, and $0.3 million and $0.3 million for the nine-month periods ended September 30, 2022 and 2023, respectively.

Note 8. Other (income) expense, net

Net other (income) expense changed from expense of $0.2 million for the three-month period ended September 30, 2022 to expense of $0.1 million for the three-month period ended September 30, 2023. Net other (income) expense changed from income of $0.1 million for the nine-month period ended September 30, 2022 to expense of $0.3 million for the nine-month period ended September 30, 2023. Net other (income) expense mostly represents foreign exchange gains and losses.

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

For the three-month periods ended September 30, 2022 and 2023, the Company recorded corresponding income tax benefits of $0.3 million and $0.0 million, respectively, and for the nine-month periods ended September 30, 2022 and 2023, the Company recorded corresponding income tax benefits of $0.8 million and $0.1 million, respectively.

Share options

The Company's time-based share options typically have a contractual term of ten years from grant date and typically vest over a four-year period. The Company recognized compensation expense associated with its time-based share options on a straight-line basis over the requisite service period.

The following is a summary of option activity for the Company’s share incentive plans for the nine-month period ended September 30, 2023 (unaudited):

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2022	3,395,219	$13.83	7.6	$28,985,969
Options granted[1]	993,196	$9.07	—	$—
Options exercised	(59,800)	$8.32	—	$—
Options expired	(5,188)	$12.00	—	$—
Options forfeited	(65,817)	$14.06	—	$—
Outstanding at September 30, 2023	4,257,610	$12.79	7.4	$458,989
Options exercisable at September 30, 2023	2,475,407	$12.92	6.2	$413,898
Options vested and expected to vest at September 30, 2023	4,229,061	$12.77	7.4	$458,045

1 Options granted includes the time-based share options and the performance-based share options for which a grant date has been established, as described below.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. The Company utilized a forfeiture rate of 8.2% during the nine-month period ended September 30, 2023 for estimating the forfeitures of share options granted.

The fair value of share options is estimated using the following weighted-average assumptions (unaudited):

	Nine Months Ended September 30,
	2022	2023
Expected dividend yield	—	—
Risk-free interest rate	2.43%	4.31%
Weighted-average expected volatility	61.3%	69.3%
Expected term (in years)	4.55	5.74
Weighted average grant-date fair value per share of options granted	$8.15	$5.73

At September 30, 2023, there was $13.0 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested time-based share option awards. The unrecognized share-based compensation expense is expected to be recognized through the fourth quarter of 2027 (unaudited).

Restricted shares

The Company's time-based RSUs typically vest over a four-year period. The Company recognizes compensation expense associated with its time-based RSUs on a straight-line basis over the four-year requisite service period.

The following is a summary of restricted shares activity for the Company’s share incentive plan for the nine-month period ended September 30, 2023 (unaudited):

	Units	Weighted average grant date fair value
RSU balance at December 31, 2022	696,990	$18.22
RSUs granted[1]	225,338	$12.68
RSUs vested	(246,886)	$16.37
RSUs forfeited	(39,722)	$17.33
RSU balance at September 30, 2023	635,720	$17.03

1 RSUs granted includes the time-based RSUs and the performance-based RSUs for which a grant date has been established, as described below.

Of the 246,886 RSUs vested, the Company withheld 46,108 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

The fair value of the RSUs is based on the fair value of the Company's ordinary shares on the grant date. The Company utilized a forfeiture rate of 8.2% during the nine-month period ended September 30, 2023 for estimating the forfeitures of RSUs granted.

As of September 30, 2023, there was $8.8 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested time-based restricted share units. The unrecognized compensation expense is expected to be recognized through the third quarter of 2027 (unaudited).

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

For performance-based awards that vest during the First Performance Period, the Company's Compensation Committee retains the ability to modify the applicable adjusted earnings per share metric. Due to this discretion, the Company has determined that the grantee does not have a mutual understanding of the key terms and conditions of the performance-based awards in the First Performance Period, and a grant date will not exist until the Compensation Committee approves the adjusted earnings per share metric for the First Performance Period. As of September 30, 2023, based on the total potential shares that could be earned, there were 30,000 share options and 62,500 RSUs outstanding for which there is no accounting grant date. Accordingly, no grant date fair value was established and the weighted average grant date fair values calculated above excludes these performance-based share options and performance-based RSUs. The Company remeasures the fair value of the awards at each reporting date until a grant date is achieved, as the service inception date precedes the grant date. As of September 30, 2023, there was $0.5 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested performance-based share awards for the First Performance Period, which would be recognized through the first quarter of 2024 upon achievement of the performance goal (unaudited).

Unlike the performance-based awards in the First Performance Period, the Compensation Committee does not have the discretion to modify the applicable adjusted earnings per share metric for performance-based awards that vest during the Second Performance Period. As such, a mutual understanding of the key terms and conditions, and thus a grant date, exists on the date that the performance-based awards are issued by the Company. As of September 30, 2023, based on the total potential shares that could be earned, there were 62,500 RSUs granted. A grant date fair value was established, and the weighted average grant date fair values calculated in the above tables include these performance-based share options and performance-based RSUs. The Company has not recognized any compensation expense on these performance-based awards since the requisite service period does not begin until January 1, 2024. As of September 30, 2023, there was $0.9 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to these unvested performance-based share awards for the Second Performance Period, which will be recognized over the requisite service period starting January 1, 2024 through the first quarter of 2025 if it is probable that the adjusted earnings per share metric will be achieved (unaudited).

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”). The ESPP was effective on June 25, 2019, and the initial offering period of six-months commenced on January 1, 2021. The current offering period of six months commenced on July 1, 2023 and runs through December 31, 2023. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s ordinary shares on the first trading day of the offering period and the purchase date. The ESPP includes an annual increase to the shares available for sale on the first day of each fiscal year beginning in 2020, equal to the lesser of: 275,000 shares, 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The Company registered 273,133 additional shares on March 1, 2023.

For the three-month periods ended September 30, 2022 and 2023, the Company recognized $0.2 million and $0.2 million, respectively, of share-based compensation expense related to the ESPP. For the nine-month periods ended September 30, 2022 and 2023, the Company recognized $0.7 million and $0.7 million, respectively, of share-based compensation expense related to the ESPP. There were 87,229 shares issued under the ESPP during the three-month and nine-month periods ended September 30, 2022 and 88,290 shares issued under the ESPP during the three-month and nine-month periods ended September 30, 2023 (unaudited).

Note 10. Share capital - shares

The following table reflects the share capital activity (unaudited):

	Number of shares	Par value (in thousands)
Balance at December 31, 2022	27,313,273	$3
Issuance of ordinary shares under employee share purchase plan	88,290	—
Issuance of vested shares	246,605	—
Share options exercised	59,800	—
Shares withheld for net settlement of shares issued	(46,108)	—
Balance at September 30, 2023	27,661,860	$3

As of September 30, 2023, no dividends have been declared or paid (unaudited).

Note 11. Earnings (loss) per share

Basic net earnings (loss) per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net earnings per share is computed by giving effect to all potentially dilutive ordinary share equivalents outstanding for the period. For purposes of this calculation, share options, RSUs, and ESPP awards are considered to be ordinary share equivalents but are excluded from the calculation of diluted earnings per share when including them would have an anti-dilutive effect. Performance-based share awards are only included in the calculation of diluted earnings per share if the performance metric would have been achieved as of September 30, 2023 if that had been the end of the contingency period. The following table sets forth the computation of basic and diluted net earnings per share (unaudited and in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Numerator:
Net (loss) income	$9,435	$(26,200)	$10,189	$(24,566)
Denominator:
Basic weighted average shares outstanding	26,977,155	27,619,281	26,855,395	27,465,353
Dilutive effect of share option awards	755,196	—	840,828	—
Dilutive effect of RSUs	242,443	—	235,509	—
Dilutive effect of employee share purchase plan	4,781	—	7,996	—
Diluted weighted average shares outstanding	27,979,575	27,619,281	27,939,728	27,465,353
Net (loss) earnings per share, basic	$0.35	$(0.95)	$0.38	$(0.89)
Net (loss) earnings per share, diluted	$0.34	$(0.95)	$0.36	$(0.89)

In the computation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2022, the Company did not include any share equivalents because their inclusion would have been antidilutive. In the computation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2023, 3,641,637 ordinary share equivalents and 1,753,142 ordinary share equivalents, respectively, were excluded because their inclusion would have been antidilutive (unaudited).

Note 12. Income taxes

The Company’s provision for income taxes is based upon the estimated annual tax rate for the year applied to federal, state and foreign income. The Company recorded a benefit for income taxes of $0.2 million for the three-month period ended September 30, 2022 and a provision for income taxes of $3.4 million for the three-month period ended September 30, 2023, with an effective tax rate of (1.7)% and (15.0)%, respectively. In the three-month period ended September 30, 2022, the effective tax rate of (1.7)% was different from the statutory rate of 21.0%, primarily due to Foreign Derived Intangible Income, tax benefit arising on Research and Development tax credits, and changes to the excess tax benefits on share-based compensation. For the three-month period ended September 30, 2023, the Company’s effective tax rate of (15.0%) was different from the statutory rate of 21.0%, primarily due to establishment of a valuation allowance on the net deferred tax assets of the UK company, net of tax benefit on Foreign Derived Intangible Income, tax benefit arising on US Research and Development tax credits, and changes to the excess tax benefits on share-based compensation. The Company established the valuation allowance based on the analysis of cumulative income and loss positions, future income projections, and operating plans. The UK net deferred tax assets are comprised primarily of NOL carryforwards, corporate interest restriction carryforwards and acquired intangibles that existed at December 31, 2022, amounting to $5.3 million. The movement in the net deferred tax assets during the period amounted to $5.6 million for a total valuation allowance of $10.9 million.

In the nine-month periods ended September 30, 2022 and 2023, the Company recorded a tax benefit of $1.0 million and a tax provision of $3.3 million, respectively, with an effective income tax rate of (11.5)% and (15.3)%, respectively. For the nine-month period ended September 30, 2022, the effective income tax rate of (11.5)% was different from the statutory rate of 21.0%, primarily due to tax benefits arising on Research and Development tax credits, Foreign Derived Intangible Income, the revaluing of certain UK deferred tax assets at a higher future tax rate, and changes to the excess tax benefits on share-based compensation. For the nine-month period ended September 30, 2023, the effective income tax rate of (15.3)% was different from the statutory rate of 21.0%, primarily due to establishment of a valuation allowance on the net deferred tax assets on the UK Company, net of tax benefit on Foreign Derived Intangible Income, tax benefits arising on US Research and Development tax credits, and changes to the excess tax benefits on share-based compensation. The Company established the valuation allowance based on the analysis of cumulative income and loss positions, future income projections, and operating plans. The UK net deferred tax assets are comprised primarily of NOL carryforwards, corporate interest restriction carryforwards and acquired intangibles that existed at December 31, 2022, amounting to $5.3 million. The movement in the net deferred tax assets during the period amounted to $6.8 million for a total valuation allowance of $12.1 million.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A significant piece of objective evidence evaluated is the cumulative income or loss incurred over the three-year period ended September 30, 2023 and whether the Company projects a loss for the current year ending December 31, 2023. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets before they otherwise expire. The Company considers projected future taxable income, reversing taxable temporary differences, carryback opportunities, and prudent tax-planning strategies in making this assessment. However, cumulative losses in recent periods are a significant piece of objective negative evidence that limits the Company's ability to consider certain criteria of subjective positive evidence such as projections for future growth. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences are deductible. The amount of the deferred tax asset considered realizable will be adjusted in future period as necessary based on the reversal pattern of deferreds and the actual taxable income during the carryforward period as well as any relevant new facts to be considered.

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

Purchase commitments with contract manufacturers and suppliers

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory and components based upon criteria as defined by us, such as forecasted demand. Certain of our inventory purchase commitments with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain components for multiple periods. We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. The Company may be liable to purchase excess product or aged material or components from our suppliers following reasonable mitigation efforts.

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

Note 15. Revenues from contracts with customers

Revenues consist primarily of revenues from the sale of hardware products with essential embedded software. Revenues also include amounts for software products, extended warranty on hardware products and subscription services. Substantially all products are sold through distributors and other channel partners, such as resellers, managed service providers and systems integrators.

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

Disaggregation of revenues

Revenues by product category were as follows (unaudited and in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2023		2022		2023
Point-to-Multi-Point	$26,090	32%	$23,596	55%	$85,285	40%	$72,622	40%
Point-to-Point	15,409	19%	15,809	37%	45,807	22%	58,891	33%
Enterprise	38,330	47%	2,499	6%	77,852	37%	44,575	25%
Other	1,371	2%	1,142	2%	3,448	2%	3,901	2%
Total Revenues	$81,200	100%	$43,046	100%	$212,392	100%	$179,989	100%

The Company’s products are predominately sold through third-party distributors and distributed through a third-party logistics provider with facilities in the United States, Netherlands and China. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations specified by its distributor customers.

Revenues by geography were as follows (unaudited and in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2023		2022		2023
North America	$30,086	37%	$17,768	42%	$89,547	42%	$104,887	57%
Europe, Middle East and Africa	29,263	36%	14,274	33%	70,876	33%	40,751	23%
Caribbean and Latin America	8,935	11%	5,726	13%	21,979	10%	15,426	9%
Asia Pacific	12,916	16%	5,278	12%	29,990	14%	18,925	11%
Total Revenues	$81,200	100%	$43,046	100%	$212,392	100%	$179,989	100%

Contract balances

The following table summarizes contract balances as of December 31, 2022 and September 30, 2023 (in thousands):

	December 31, 2022	September 30, 2023
		(unaudited)
Trade accounts receivable, net of allowance for credit losses	$89,181	$59,891
Deferred revenue - current	8,913	8,791
Deferred revenue - noncurrent	8,617	9,731
Refund liability	$3,186	$11,594

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

The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables. The Company’s standard credit terms with its customers are generally net 30 to 60 days. The Company had one customer representing more than 10% of trade receivables at December 31, 2022 and one customer representing more than 10% of trade receivables at September 30, 2023.

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of December 31, 2022, deferred revenue (current and noncurrent) of $17.5 million represents the Company’s remaining performance obligations, of which $8.9 million is expected to be recognized within one year, with the remainder to be recognized thereafter. As of September 30, 2023, deferred revenue (current and noncurrent) of $18.5 million represents the Company’s remaining performance obligations, of which $8.8 million is expected to be recognized within one year, with the remainder to be recognized thereafter (unaudited).

Revenue recognized during the three-month and nine-month periods ended September 30, 2023 which was previously included in deferred revenues as of December 31, 2022 was $1.8 million and $7.3 million, respectively, compared to $1.5 million and $5.7 million of revenue recognized during the three-month and nine-month periods ended September 30, 2022, respectively, which was previously included in deferred revenues as of December 31, 2021 (unaudited).

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

The components of lease expense were as follows and are included in general and administrative expense (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Operating lease cost	$580	$595	$1,781	$1,780
Short-term lease cost	99	98	352	291
Variable lease costs	171	215	461	526
Total lease expense	$850	$908	$2,594	$2,597

Supplemental balance sheet information related to leases were as follows (in thousands, except lease term and discount rate):

	Balance Sheet Caption	December 31, 2022	September 30, 2023
			(unaudited)
Operating leases:
Operating lease assets	Operating lease assets	$4,011	$4,257
Current lease liabilities	Other current liabilities	$1,930	$1,582
Noncurrent lease liabilities	Noncurrent operating lease liabilities	$2,170	$2,793
Weighted average remaining lease term (years):
Operating leases		2.67	3.21
Weighted average discount rate:
Operating leases		6.11%	6.25%

Supplemental cash flow information related to leases were as follows (unaudited and in thousands):

	Nine Months Ended September 30,
	2022	2023
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$1,783	$1,845

The Company’s current lease terms range from one to five years and may include options to extend the lease by one to four years.

Remaining maturities on lease liabilities as of September 30, 2023 is as follows (unaudited and in thousands):

Operating leases
2023 (October - December)	550
2024	1,569
2025	1,207
2026	802
2027	437
Thereafter	307
Total lease payments	4,872
Less: interest	497
Present value of lease liabilities	$4,375

As of September 30, 2023, the Company has one lease, for its corporate headquarters located in Illinois that has not yet commenced. Refer to Note 19 - Subsequent events for additional information.

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

For the three-month and nine-month periods ended September 30, 2022, the Company did not have any material related party transactions to disclose. For the three-month and nine-month periods ended September 30, 2023, the Company incurred $0.5 million and $0.6 million, respectively, of related party transactions with its majority shareholder, Vector Capital Management of which $0.5 million is outstanding at September 30, 2023. Of the amount outstanding, $0.3 million is included in included in Accounts Payable and $0.2 million is included in Accrued Liabilities in the Company's condensed consolidated balance sheets (unaudited).

Note 18. Restructuring

On August 1, 2023, the Company announced and initiated a corporate cost reduction to better align Cambium's cost structure with current economic conditions and position the Company to achieve near-term and long-term targets to maintain profitability, improve cash flow and maintain a strong balance sheet.

During the three-month period ended September 30, 2023, the Company incurred restructuring charges of approximately $1.0 million, consisting mostly of involuntary employee termination costs, and is included in cost of revenues and all operating expense lines in the Company's condensed consolidated statements of operations. As of September 30, 2023, the Company paid approximately $0.6 million of this amount, leaving a restructuring liability of $0.4 million, of which $0.3 million is included in Accrued Liabilities and $0.1 million is included in Employee Compensation in the Company's condensed consolidated balance sheets. The remaining $0.4 million is expected to be paid in the fourth quarter of 2023. In addition, the Company incurred $1.0 million in costs related to the Chief Executive Officer transition, previously estimated to be part of the total costs of restructuring (unaudited).

Note 19. Subsequent Events

On October 16, 2023, the Company executed an amendment to the lease agreement entered into on June 9, 2023 for its new corporate headquarters in Illinois. The amendment defined the exact space of the office and lab space to be leased, the square footage to be occupied, and the value of the leasehold improvement allowance to be received. The Company expects to recognize a right-of-use asset and lease liability in the fourth quarter of 2023 upon commencement of the lease.

On November 2, 2023, the Company announced it was engaging in additional restructuring to further reduce costs. The Company expects to incur an additional approximately $1.5 -$2.5 million in costs, primarily related to one-time termination benefits, which is expected to be substantially complete and costs incurred by the end of the second quarter of 2024, and expects all costs to be incurred by the end of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes thereto of Cambium Networks Corporation (“Cambium”, “we”, “our”, or “us”) included elsewhere in this Quarterly Report on Form 10-Q and with the financial statements and related notes and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 27, 2023. Results for the three-month and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Cambium Networks is a global technology company that designs, develops, and manufactures wireless and fiber broadband and enterprise networking infrastructure solutions for a wide range of applications, including broadband access, wireless backhaul, Industrial Internet of Things (IIoT), public safety communications, and Wi-Fi access. Our products are used by businesses, governments, and service providers to build, expand and upgrade broadband networks. Our product lines fall into three broad, interrelated categories: Fixed Wireless & fiber Broadband (FWB), Enterprise networking, and Subscription and Services. The FWB portfolio spans point-to-point (PTP) and point-to-multi-point (PMP) architectures over multiple standards, including IEEE 802.11 and 3GPP (Third Generation Partnership Program) and frequency bands, including licensed, unlicensed, and lightly licensed spectrum, and fiber products. In the second quarter of 2023, we introduced and had our first commercial shipments of a passive optical networking (PON) solution, supporting Gigabit PON (GPON) and XGS-PON (also known as 10G-PON or G987). The Enterprise portfolio includes Wi-Fi access points, and other networking devices.

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

Trends impacting our business

Starting in the second quarter and continuing into the third quarter of 2023, revenue from our Enterprise products declined, partly resulting from increased competition as a result of readily available component supply reducing our prior advantage in supply and order fulfillment, aggressive pricing by our competitors and poor macroeconomic conditions in our primary markets resulting in lower order volumes from our distributors. Additionally, revenues decreased due to a delay in government defense orders due to U.S. Federal budgetary timing issues impacting the PTP business; sluggish revenues in the PMP business, which is expected until the FCC's approval and subsequent ramp of sales of Cambium's 6 GHz products; a decrease in orders and an increase in stock rotations from distributors in the Enterprise business; and continued economic headwinds, particularly in EMEA.

Our increase in inventory is primarily due to the slowdown in Enterprise orders due to higher channel inventory from fulfillment of orders placed by distributors as a result of the prior extended lead times, shortages and supply chain disruptions. The post-COVID recovery of component and product lead times impacted new order volumes placed by distributors and previous supply orders placed by third-party manufacturers to vendors, leading to higher inventory balances. We are taking actions to address these issues, including actions to reduce inventory of our Enterprise products as well as to reduce our operating costs to improve profitability and cash flow. We also continue to work closely with our contract manufacturers and supply chain partners to balance production to market demand.

We continue to see inflation pressure in our supply chain, and scarcity of some materials needed to build our products. While we have increased our inventory of key components, technology shifts could result in this increased inventory becoming excess or obsolete before it is deployed, as new product development relies on different components.

We continue to monitor the impact of macroeconomic factors, including a potential global recession, inflationary pressures, and growing political tensions as a result of the Russia-Ukraine conflict, as well as the escalating tensions between China and Taiwan, the recent and rapidly accelerating conflict in Israel and Gaza, and associated tensions between the U.S. and China. We also believe that our customers continue to grapple with the impact of these macroeconomic factors on their businesses and future investment plans, resulting in business uncertainty and a more constrained approach to forecasts and orders. In addition, any prolonged economic disruptions or further deterioration in the global economy could have a negative impact on demand from our customers in future periods.

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

Financial results for the three-month period ended September 30, 2023

•
Total revenue was $43.0 million, a decrease of 47.0% year-over-year
•
Gross margin was 25.5%
•
Total costs of revenues and operating expenses were $65.1 million
•
Operating loss was $22.1 million
•
Net loss was $26.2 million

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

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
(in thousands)	2022	2023	2022	2023
Statements of Operations Data:
Revenues	$81,200	$43,046	$212,392	$179,989
Cost of revenues	40,034	32,087	108,621	100,128
Gross profit	41,166	10,959	103,771	79,861
Operating expenses
Research and development	12,609	13,151	36,991	40,421
Sales and marketing	11,033	9,675	32,304	32,873
General and administrative	6,058	8,688	19,560	21,191
Depreciation and amortization	1,506	1,545	4,486	4,614
Total operating expenses	31,206	33,059	93,341	99,099
Operating income (loss)	9,960	(22,100)	10,430	(19,238)
Interest expense, net	514	620	1,418	1,796
Other expense (income), net	165	63	(129)	281
Income (loss) before income taxes	9,281	(22,783)	9,141	(21,315)
(Benefit) provision for income taxes	(154)	3,417	(1,048)	3,251
Net income (loss)	$9,435	$(26,200)	$10,189	$(24,566)

	Three Months Ended September 30,		Nine months ended September 30,
	2022	2023	2022	2023
Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.3%	74.5%	51.1%	55.6%
Gross margin	50.7%	25.5%	48.9%	44.4%
Operating expenses
Research and development	15.5%	30.6%	17.4%	22.5%
Sales and marketing	13.6%	22.5%	15.2%	18.3%
General and administrative	7.5%	20.2%	9.2%	11.8%
Depreciation and amortization	1.8%	3.6%	2.2%	2.5%
Total operating expenses	38.4%	76.9%	44.0%	55.1%
Operating income (loss)	12.3%	(51.3)%	4.9%	-10.7%
Interest expense, net	0.6%	1.4%	0.7%	1.0%
Other expense (income), net	0.3%	0.2%	(0.1)%	0.2%
Income (loss) before income taxes	11.4%	(52.9)%	4.3%	(11.8)%
(Benefit) provision for income taxes	(0.2)%	7.9%	(0.5)%	1.8%
Net income (loss)	11.6%	(60.9)%	4.8%	(13.6)%

Comparison of three-month period ended September 30, 2022 to the three-month period ended September 30, 2023

Revenues

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2023	$	%
Revenues	$81,200	$43,046	$(38,154)	(47.0)%

Revenues decreased $38.2 million, or 47.0%, to $43.0 million for the three-month period ended September 30, 2023, from $81.2 million for the three-month period ended September 30, 2022, with the largest decrease in our enterprise product category driven by lower order volumes from distributors due to a recovery in the supply chain and higher channel inventories, aggressive pricing from competitors, slowing economies and an increase in stock rotations. Revenues also decreased in our point-to-multi-point product category ahead of a product transition to new gigabit solutions in our product portfolio. These decreases were partially offset by increased revenues in our point-to-point product category driven by increased demand for defense products.

Revenues by product category

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2023	$	%
Point-to-Multi-Point	$26,090	$23,596	$(2,494)	(9.6)%
Point-to-Point	15,409	15,809	400	2.6%
Enterprise	38,330	2,499	(35,831)	(93.5)%
Other	1,371	1,142	(229)	(16.7)%
Total revenues by product category	$81,200	$43,046	$(38,154)	(47.0)%

Point-to-Multi-Point

Our PMP revenues decreased $2.5 million, or 9.6%, from the three-month period ended September 30, 2022 to 2023. Our decrease in point-to-multi-point revenues were due to lower demand from service providers as they await the addition of 6 GHz spectrum, but benefited from increased demand for our 28 GHz Fixed 5G in Europe, Middle East, Africa.

Point-to-Point

PTP revenues increased $0.4 million, or 2.6%, from the three-month period ended September 30, 2022 to 2023 mostly driven by increased revenues in Europe, Middle East, Africa and Caribbean and Latin America as a result of increased demand for defense products partially offset by lower demand for PTP products in all other regions.

Enterprise

Enterprise revenues decreased $35.8 million, or 93.5%, from the three-month period ended September 30, 2022 to 2023. Enterprise revenues decreased in all regions, with the largest decrease in Europe, Middle East, Africa, driven mostly by lower order volumes from distributors. In addition, enterprise product revenues were impacted by the recovery of the product supply chain reducing our prior advantage in supply and order fulfillment and therefore, increased competition, coupled with aggressive pricing by our competitors, as well as higher inventory levels in the channel and increased stock rotations.

Revenues by geography

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2023	$	%
North America	$30,086	$17,768	$(12,318)	(40.9)%
Europe, Middle East, Africa	29,263	14,274	(14,989)	(51.2)%
Caribbean and Latin America	8,935	5,726	(3,209)	(35.9)%
Asia Pacific	12,916	5,278	(7,638)	(59.1)%
Total revenues by geography	$81,200	$43,046	$(38,154)	(47.0)%

Revenues decreased in all regions from the three-month period ended September 30, 2022 to September 30, 2023. North America revenues decreased $12.3 million, or 40.9%, with the largest decrease in enterprise revenues due to decreased demand from high levels of channel inventory, along with lower PTP and PMP revenues due to decreased demand. Europe, Middle East, Africa revenues decreased by $15.0 million, or 51.2%, mostly driven by lower enterprise revenues due to decreased demand resulting from high channel inventory partially offset by higher PMP revenues due to increased demand for 28 GHz Fixed 5G and higher PTP revenues due to increase demand from defense. Caribbean and Latin America revenues decreased $3.2 million, or 35.9%, mostly driven by lower enterprise revenues and lower PMP revenues partially offset by higher PTP revenues. Asia Pacific revenues decreased $7.6 million, or 59.1%, mostly driven by lower enterprise revenues and lower PMP revenues both due to decreased demand.

Cost of revenues and gross margin

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2023	$	%
Cost of revenues	$40,034	$32,087	$(7,947)	(19.9)%
Gross margin	50.7%	25.5%		(2520) bps

Cost of revenues decreased $7.9 million, or 19.9%, to $32.1 million for the three-month period ended September 30, 2023 from $40.0 million for the three-month period ended September 30, 2022. The decrease in cost of revenues was primarily due to decreased revenues but was negatively impacted by a $4.6 million increase in our excess and obsolescence reserve, lower capitalized freight, and higher material fixed costs. The higher excess and obsolescence reserve was impacted by a combination of lower demand due to higher channel inventory, shorter product lead times due to recovery post-COVID and product cycles driven by the anticipated introduction of the new 6 GHz PMP products.

Gross margin decreased to 25.5% for the three-month period ended September 30, 2023 from 50.7% for the three-month period ended September 30, 2022. The decrease primarily reflects the impact from an increase in our excess and obsolescence reserve, higher freight costs and decreased revenues from higher margin products.

Operating expenses

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2023	$	%
Research and development	$12,609	$13,151	$542	4.3%
Sales and marketing	11,033	9,675	(1,358)	(12.3)%
General and administrative	6,058	8,688	2,630	43.4%
Depreciation and amortization	1,506	1,545	39	2.6%
Total operating expenses	$31,206	$33,059	$1,853	5.9%

Research and development

Research and development expense increased $0.5 million, or 4.3%, to $13.2 million for the three-month period ended September 30, 2023 from $12.6 million for the three-month period ended September 30, 2022. As a percentage of revenues, research and development expenses increased to 30.6% in 2023 from 15.5% in 2022 over the same period. The increase in research and development expense was primarily due to $1.1 million higher staff-related costs due to increased headcount, $0.6 million in restructuring expenses related to the cost reductions announced in August 2023, partially offset by $0.6 million higher capitalized software costs due to an increase in projects eligible for capitalization and $0.6 million lower homologation and regulatory fees due to the timing of projects.

Sales and marketing

Sales and marketing expense decreased $1.4 million, or 12.3%, to $9.7 million for the three-month period ended September 30, 2023 from $11.0 million for the three-month period ended September 30, 2022. As a percentage of revenues, sales and marketing expense increased to 22.5% in 2023 from 13.6% in 2022 over the same period. The decrease in sales and marketing expense was primarily due to $1.6 million lower variable compensation expense due to lower revenues and $0.2 million lower marketing-related spend, partially offset by $0.4 million of restructuring expenses associated with the cost reductions announced in August 2023.

General and administrative

General and administrative expense increased $2.6 million, or 43.4%, to $8.7 million for the three-month period ended September 30, 2023 from $6.1 million for the three-month period ended September 30, 2022. As a percentage of revenues, general and administrative expense increased to 20.2% in 2023 from 7.5% in 2022 over the same period. The increase in general and administrative expense was primarily due to $1.0 million in expenses incurred as part of the Chief Executive Officer transition, $0.7 million higher legal fees, including estimated litigation expenses, $0.5 million higher professional fees, $0.3 million higher share-based compensation expense and $0.2 million higher staff-related costs, mostly due to increased headcount partially offset by $0.1 million reduction of nonrecurring expenses related to various strategic initiatives.

Depreciation and amortization

Depreciation and amortization expense remained flat from the three-month period ended September 30, 2022 to the three-month period ended September 30, 2023.

Interest expense, net

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2023	$	%
Interest expense, net	$514	$620	$106	20.6%

Interest expense increased $0.1 million, or 20.6%, to $0.6 million for the three-month period ended September 30, 2023 from $0.5 million for the three-month period ended September 30, 2022. The increase was primarily due to an increase in the interest rate on the term loan partially offset by an increase in interest income earned.

Other expense, net

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2023	$	%
Other expense, net	$165	$63	$(102)	(61.8)%

Other expense, net changed from expense of $0.2 million for the three-month period ended September 30, 2022 to $0.1 million for the three-month period ended September 30, 2023, primarily due to foreign currency fluctuations.

(Benefit) provision for income taxes

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2023	$	%
(Benefit) provision for income taxes	$(154)	$3,417	$3,571	nm
Effective income tax rate	(1.7)%	(15.0)%

Our provision for income taxes was $3.4 million for the three-month period ended September 30, 2023 versus a benefit for income taxes of $0.2 million for the three-month period ended September 30, 2022. The effective income tax rates were (15.0)% and (1.7)% over the same periods, respectively, and reflect the application of our expected annual tax rate to pre-tax results for each of the periods as well as discrete tax impacts that arise during the periods. In the three-month period ended September 30, 2022, the effective income tax rate of (1.7)% was different from the statutory rate of 21.0% primarily due to tax benefits arising on Research and Development tax credits, Foreign Derived Intangible Income, and revaluing of UK deferred tax assets at a higher future tax rate. In the three-month period ended September 30, 2023, our effective income tax rate of (15.0)% was different from the statutory rate of 21.0% primarily due to establishment of a valuation allowance on the net deferred tax assets on the UK company, net of tax benefit on Foreign Derived Intangible Income, tax benefit arising on US Research and Development tax credits, and changes to the excess tax benefits on share-based compensation. The Company established a valuation allowance based on the analysis of cumulative income and loss positions, future income projections, and operating plans. The UK net deferred tax assets are comprised primarily of NOL carryforwards, corporate interest restriction carryforwards and acquired intangibles that existed at December 31, 2022, amounting to $5.3 million. The movement in the net deferred tax assets during the period amounted to $5.6 million, for a total valuation allowance of $10.9 million.

Comparison of nine-month period ended September 30, 2022 to the nine-month period ended September 30, 2023

Revenues

	Nine months ended September 30,		Change
(dollars in thousands)	2022	2023	$	%
Revenues	$212,392	$179,989	$(32,403)	(15.3)%

Revenues decreased $32.4 million, or 15.3%, to $180.0 million for the nine-month period ended September 30, 2023 from $212.4 million for the nine-month period ended September 30, 2022, with the largest decrease in our enterprise product category driven by lower demand due to high channel inventories and slowing economies along with increased stock rotations. Revenues decreased in our point-to-multi-point product category primarily driven by lower demand from service providers awaiting the addition of 6 GHz spectrum. Revenues increased in our point-to-point product category, mostly in North America, as a result of increased demand for defense products with the federal government.

Revenues by product category

	Nine months ended September 30,		Change
(dollars in thousands)	2022	2023	$	%
Point-to-Multi-Point	$85,285	$72,622	$(12,663)	(14.8)%
Point-to-Point	45,807	58,891	13,084	28.6%
Enterprise	77,852	44,575	(33,277)	(42.7)%
Other	3,448	3,901	453	13.1%
Total revenues by product category	$212,392	$179,989	$(32,403)	(15.3)%

Point-to-Multi-Point

Our PMP revenues decreased $12.7 million, or 14.8%, from the nine-month period ended September 30, 2022 to 2023, and represented 40% of our total revenues in both periods. Our decrease in point-to-multi-point revenues was due mostly to lower demand from service providers ahead of a product transition to 6 GHz technology, with declines in all regions except North America. Revenues increased in North America primarily from higher demand from service providers for our 60 GHz, ePMP and fiber products.

Point-to-Point

PTP revenues increased $13.1 million, or 28.6%, from the nine-month period ended September 30, 2022 to 2023 mostly driven by increased revenues in North America as a result of increased demand for defense products.

Enterprise

Enterprise revenues decreased $33.3 million, or 42.7%, from the nine-month period ended September 30, 2022 to 2023. Enterprise revenues decreased in all regions except North America, with the largest decrease in Europe, Middle East, Africa. Although there is recovery of the product supply chain, enterprise revenues have decreased as our prior advantage in supply and order fulfillment has diminished and has been impacted by increased competition, aggressive pricing by our competitors and high inventory levels in the channel.

Revenues by geography

	Nine months ended September 30,		Change
(dollars in thousands)	2022	2023	$	%
North America	$89,547	$104,887	$15,340	17.1%
Europe, Middle East, Africa	70,876	40,751	(30,125)	(42.5)%
Caribbean and Latin America	21,979	15,426	(6,553)	(29.8)%
Asia Pacific	29,990	18,925	(11,065)	(36.9)%
Total revenues by geography	$212,392	$179,989	$(32,403)	(15.3)%

Revenues increased in North America and decreased in all other regions from the nine-month period ended September 30, 2022 to September 30, 2023. North America revenues increased $15.3 million, or 17.1%, with increases in all product lines, mostly driven by increased PTP revenues as a result of higher demand for defense products along with increased PMP revenues due primarily to higher demand from service providers. Europe, Middle East, Africa revenues decreased by $30.1 million, or 42.5%, mostly related to decreased enterprise revenues due to high level of channel inventory and decreased PMP revenues partially offset by increased PTP revenues. Asia Pacific revenues decreased $11.1 million, or 36.9%, mostly driven by decreased PMP and enterprise revenues due to lower demand throughout the region. Caribbean and Latin America revenues decreased $6.6 million, or 29.8%, mostly due to lower demand across all products and fewer government projects.

Cost of revenues and gross margin

	Nine months ended September 30,		Change
(dollars in thousands)	2022	2023	$	%
Cost of revenues	$108,621	$100,128	$(8,493)	(7.8)%
Gross margin	48.9%	44.4%		(450) bps

Cost of revenues decreased $8.5 million, or 7.8%, to $100.1 million for the nine-month period ended September 30, 2023 from $108.6 million for the nine-month period ended September 30, 2022. The decrease in cost of revenues was primarily due to decreased revenues, but benefited from lower production costs due to decreases in component charges as a result of increased availability of components partially offset by the increase in our excess and obsolescence reserve and supply operations costs.

Gross margin decreased to 44.4% for the nine-month period ended September 30, 2023 from 48.9% for the nine-month period ended September 30, 2022. The decrease reflects decreased revenues from higher margin products, increased freight and supply operations costs as a percentage of revenue and the increase in our excess and obsolescence reserve. Gross margin benefited from lower production costs due to decreases in component charges as a result of increased availability of components.

Operating expenses

	Nine months ended September 30,		Change
(dollars in thousands)	2022	2023	$	%
Research and development	$36,991	$40,421	$3,430	9.3%
Sales and marketing	32,304	32,873	569	1.8%
General and administrative	19,560	21,191	1,631	8.3%
Depreciation and amortization	4,486	4,614	128	2.9%
Total operating expenses	$93,341	$99,099	$5,758	6.2%

Research and development

Research and development expense increased $3.4 million, or 9.3%, to $40.4 million for the nine-month period ended September 30, 2023 from $37.0 million for the nine-month period ended September 30, 2022. As a percentage of revenues, research and development expenses increased to 22.5% in 2023 from 17.4% in 2022 over the same period. The increase in research and development expense was primarily due to $3.3 million higher staff-related costs due to increased headcount, $0.9 million of restructuring expenses, with $0.6 million associated with the cost reductions announced in August 2023, $0.8 million higher contractor costs driven by increase in projects, $0.4 million higher share-based compensation expense and $0.2 million higher travel partially offset by $1.8 million higher capitalized software cost due to an increase in projects eligible for capitalization and $0.5 million lower homologation and regulatory expense due to the timing of projects.

Sales and marketing

Sales and marketing expense increased $0.6 million, or 1.8%, to $32.9 million for the nine-month period ended September 30, 2023 from $32.3 million for the nine-month period ended September 30, 2022. As a percentage of revenues, sales and marketing expense increased to 18.3% in 2023 from 15.2% in 2022 over the same period. The increase in sales and marketing expense was primarily due to $1.4 million higher staff-related costs due to increased headcount, $0.5 million higher professional fees, $0.5 million higher travel-related spend, $0.2 million increase in restructuring expenses and $0.1 million higher share-based compensation expense mostly offset by $2.1 million lower variable compensation expense due to lower revenues.

General and administrative

General and administrative expense increased $1.6 million, or 8.3%, to $21.2 million for the nine-month period ended September 30, 2023 from $19.6 million for the nine-month period ended September 30, 2022. As a percentage of revenues, general and administrative expense increased to 11.8% in 2023 from 9.2% in 2022 over the same period. The increase in general and administrative expense was primarily due to $1.0 million in expenses incurred as part of the Chief Executive Officer transition, $0.6 million higher legal fees, including estimated litigation expenses, $0.5 million higher share-based compensation expense due to grants issued, $0.3 million higher staff-related costs, mostly due to increased headcount and $0.2 million higher professional fees, partially offset by $0.7 million lower insurance expense due to lower negotiated fees and $0.3 million professional services fees incurred in 2022 related to strategic initiatives.

Depreciation and amortization

Depreciation and amortization expense remained flat from the nine-month period ended September 30, 2022 to the nine-month period ended September 30, 2023.

Interest expense, net

	Nine months ended September 30,		Change
(dollars in thousands)	2022	2023	$	%
Interest expense, net	$1,418	$1,796	$378	26.7%

Interest expense, net increased $0.4 million, or 26.7%, to $1.8 million for the nine-month period ended September 30, 2023 from $1.4 million for the nine-month period ended September 30, 2022. The increase was primarily due to an increase in the interest rate on the term loan partially offset by increase in interest income earned.

Other (income) expense, net

	Nine months ended September 30,		Change
(dollars in thousands)	2022	2023	$	%
Other (income) expense, net	$(129)	$281	$410	nm

Other (income) expense, net changed from income of $0.1 million for the nine-month period ended September 30, 2022 to expense of $0.3 million for the nine-month period ended September 30, 2023, primarily due to foreign currency fluctuations.

(Benefit) provision for income taxes

	Nine months ended September 30,		Change
(dollars in thousands)	2022	2023	$	%
(Benefit) provision for income taxes	$(1,048)	$3,251	$4,299	nm
Effective income tax rate	(11.5)%	(15.3)%

Our provision for income taxes was $3.3 million for the nine-month period ended September 30, 2023 and a benefit for income taxes of $1.0 million for the nine-month period ended September 30, 2022. The effective income tax rates were (15.3)% and (11.5)% over the same periods, respectively, and reflect the application of our expected annual tax rate to pre-tax results for each of the periods as well as discrete tax impacts that arise during the periods. In the nine-month period ended September 30, 2022, the effective income tax rate of (11.5)% was different from the statutory rate of 21.0% primarily due to tax benefits arising on Research and Development tax credits, Foreign Derived Intangible Income, and revaluing of UK deferred tax assets at a higher future tax rate. In the nine-month period ended September 30, 2023, our effective income tax rate of (15.3)% was different from the statutory rate of 21.0% primarily due to establishment of a valuation allowance on the deferred tax assets of the UK company, net of tax benefits on Foreign Derived Intangible Income, tax benefit arising on US Research and Development tax credits, and changes to the excess tax benefits on share-based compensation. The Company established the valuation allowance based on the analysis of cumulative income and loss positions, future income projections, and operating plans. The UK net deferred tax assets are comprised primarily of NOL carryforwards, corporate interest restriction carryforwards and acquired intangibles that existed at December 31, 2022, amounting to $5.3 million. The movement in the net deferred tax assets during the period amount to $6.8 million for a total valuation allowance of $12.1 million.

Liquidity and Capital Resources

As of September 30, 2023, we had a cash balance of $27.5 million. Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures. We believe these needs will be satisfied over at least the next 12 months using existing cash and using cash flow generated by our operations. We continue to focus on cost management, operating efficiency and efficient discretionary spending. In addition, if necessary, we may leverage our revolving credit facility to manage our working capital needs in the near future. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We regularly assess our liquidity needs and market conditions and may take measures, including raising additional equity or incurring additional debt if and when our board of directors determines that doing so is in our best interest.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

Cash flows from operating activities

	Nine months ended September 30,
	2022	2023
Cash used in operating activities	$(7,080)	$(10,726)
Cash used in investing activities	$(6,683)	$(8,879)
Cash used in financing activities	$(583)	$(1,021)

Net cash used in operating activities for the nine-month period ended September 30, 2022 of $7.1 million consisted primarily of net income of $10.6 million, share-based compensation expense of $7.8 million and adjustments for depreciation and amortization and other non-cash impacts of $7.5 million, an increase in deferred tax assets of $2.0 million and changes in operating assets and liabilities that resulted in net cash outflows of $31.0 million. The changes in operating assets and liabilities consisted primarily of a $16.8 million decrease in inventories due to management's plan to build inventory in response to supply chain constraints and higher revenue expectations in the fourth quarter of 2022, a $10.2 million decrease in accrued employee compensation primarily due to the payment of the 2021 corporate bonus net of the 2022 corporate bonus accrual and $9.4 million increase in accounts receivable reflecting the impact of higher sales and timing of collections. These uses of cash were partially offset by $4.0 million lower prepaid expenses, mostly as a result of decrease in vendor prepayments to procure inventory and $3.5 million increase in cash provided by all other assets and liabilities, mostly driven by the increase in deferred revenues.

Net cash used in operating activities for the nine-month period ended September 30, 2023 of $10.7 million consisted of net loss of $24.6 million, share-based compensation expense of $8.8 million and adjustments for depreciation and amortization and other non-cash impacts of $12.5 million, an increase in deferred tax assets of $0.3 million and changes in operating assets and liabilities that resulted in net cash outflows of $7.7 million. The changes in operating assets and liabilities consisted primarily of a $28.3 million increase in inventories due to lower demand for our products and higher channel inventory, a $6.5 million decrease in accounts payable due to timing of invoices and payments, a $2.0 million decrease in accrued employee compensation due to lower corporate bonus accrual and $1.3 million lower accrued liabilities primarily related to lower inventory in transit. The uses of cash were partially offset by a $22.4 million decrease in accounts receivable reflecting the impact of lower sales and the timing of collections, $4.8 million increase in cash provided by all other assets and liabilities, mostly driven by the increase in accrued sales returns along with collection of the UK RDEC tax credit and $3.0 million reduction in prepaid expenses, mostly due to lower vendor prepayments.

Cash flows from investing activities

Our investing activities for all periods presented consisted of capital expenditures for property, equipment and software in support of the growth of our business. The increase in 2023 is driven by an increase in the number of projects eligible for capitalization.

Cash flows from financing activities

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

During the nine-month period ended September 30, 2023, net cash used of $1.0 million was primarily due to $2.0 million repayment of principal due under the term loan facility with Bank of America and $0.7 million for taxes paid from shares withheld in net settlement of taxes due on vesting of restricted shares issued to our employees partially offset by proceeds received of $1.1 million from the issuance of ordinary shares under our ESPP and $0.5 million from the exercise of share options.

Debt

As of September 30, 2023, we had $26.1 million outstanding on our term credit facility and had $45.0 million available under our revolving credit facility with Bank of America. The effective interest rate on the term credit facility at September 30, 2023 was 7.69%. The Company is required to make scheduled quarterly principal payments of $0.7 million under the term credit facility. With the cessation of all tenors of US Dollar LIBOR as an available benchmark on June 30, 2023, we entered into an amendment to our credit facilities on June 9, 2023 to amend the original BofA Credit Agreement to replace the benchmark used for the interest rate on EuroDollar Rate Loans from US Dollar LIBOR to Term SOFR. Effective June 17, 2023, our term credit facility interest rate is indexed to the Term SOFR rate based on the period selected by management. Our term credit facility matures on November 17, 2026, at which time the outstanding principal will be due. Refer to Note 6 – Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Contractual Obligations and Commercial Commitments

For the three-month period ended September 30, 2023, the only material change to the contractual obligations and commercial commitments from what was disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 is the addition of approximately $11.8 million in minimum lease payments due over the next 13 years for the new corporate headquarters lease in Illinois. This amount increased from the $7.7 million disclosed for this item in the Form 10-Q for the three-month period ended June 30, 2023 as a result of the amendment signed on October 16, 2023 which increased the square footage to be leased. The lease contains multiple rent holidays with a current rent commencement date of April 1, 2024 and the next lease payment due on November 1, 2024. The Company paid the April 2024 rent upon signing the amendment. There are no lease payments due within the next year, with $1.9 million due in the following one to three years, $2.9 million due in following three to five years, and $7.0 million due thereafter.

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

During the three-month period ended September 30, 2023, there were no significant changes to our critical accounting policies and estimates. During the three months ended September 30, 2023, our share price experienced declines and in the days subsequent to quarter end, decreased to a historic low for the year. As indicated in Note 5 of the condensed consolidated financial statements, we evaluated whether there were goodwill triggering events that occurred as of September 30, 2023, and determined there were not. The Company will continue to assess potential goodwill impairment triggering events, including continued impact of slower demand, higher channel inventory and sustained decreases in our share price. If triggering events occur, we will perform a goodwill impairment assessment that may indicate impairment in a future period. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2022, filed on February 27, 2023, for a more complete discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three-month period ended September 30, 2023. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

We do not hold any cash in any investment accounts and all cash is deposited with financial institutions that management believes are of high credit quality. The Company's cash consists primarily of U.S. dollar denominated demand accounts.

We had $26.1 million of debt outstanding on our term loan facility and $0.0 million of debt outstanding on our revolving credit facility as of September 30, 2023 under our BofA Credit Agreement. With the cessation of all tenors of US Dollar LIBOR on June 30, 2023, we entered into an amendment of our BofA Credit Agreement on June 9, 2023 to replace the Eurodollar Rate (the rate equal to US Dollar LIBOR) with Term Secured Overnight Financing Rate, or SOFR. The Company is exposed to interest rate risk from fluctuations in the Term SOFR that is a component of the interest rate used to calculate interest expense on the debt. Interest accrues on the outstanding principal amount of the term loan on a quarterly basis and is equal to the selected rate per annum determined by reference to the 1-month, 3-month or 6-month Term SOFR rate as selected by the Company, plus a SOFR adjustment of 0.10%, plus an applicable margin between 1.75% and 2.25% as determined by our financial performance as measured by the consolidated leverage ratio. At September 30, 2023, the applicable margin was 1.75% and the effective interest rate on the term loan was 7.69%. A hypothetical 100-basis point increase in interest rates, and assuming a constant applicable margin, would result in an additional $0.3 million in interest expense related to the external debt per year.

There have been no other material changes in our market risk since December 31, 2022.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective at a reasonable assurance level.

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

The Company has reduced and may continue to reduce the overall size of its organization and is likely to experience voluntary attrition, which may present challenges in managing its business.

During and since the third quarter of 2023, the Company has implemented reductions in its workforce and may consider further reductions in the future. These workforce reductions have resulted and may result in the loss of some longer-term employees and expertise leading to reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect the Company's operations. Given the complexity and nature of the Company's business, it must continue to implement and improve its managerial, operational and financial systems and continue to recruit and retain qualified personnel. This could be made more challenging by the workforce reductions and additional measures the Company may take to reduce costs. Workforce reductions and additional cost containment measure may have unintended consequences, such as attrition beyond the Company's intended workforce reductions, reduced employee morale and employment-related litigation. Employees who are not affected by the workforce reductions may seek alternate employment, which could require the Company to obtain additional support at an unplanned additional expense.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.44*	First Amendment to Office Lease, dated October 16, 2023, by and between Cambium Networks, Inc. and Hoffman Estates Acquisition LLC and Hoffman Estates Acquisition II LLC
10.45*+	Employment agreement, dated as of August 1, 2023 between Cambium Networks, Inc. and Morgan Kurk
10.46*+	Separation Agreement, dated as of August 1, 2023, between Cambium Networks, Inc. and Atul Bhatnagar
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBIUM NETWORKS CORPORATION

Date: November 3, 2023	By:	/s/ Morgan C. Kurk
Morgan C. Kurk
President and Chief Executive Officer

Date: November 3, 2023	By:	/s/ Andrew P Bronstein
Andrew P. Bronstein
Chief Financial Officer