Form 10-K
period 2023-12-31
Cambium Networks Corp
filed 2024-03-15
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the ordinary shares held by non-affiliates on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the common shares on that date of $15.22 was $191,543,259. For purposes of this calculation, shares held by Vector Capital and our Chief Executive Officer are deemed to be affiliates of the registrant and are excluded from the calculation.

As of March 11, 2024 there were 27,859,357 shares of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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
•
our ability to meet the financial and other covenants under our secured credit facilities;
•
our ability to predict and respond to emerging technological trends and network operators’ changing needs;
•
our ability to forecast future demand or the level of inventory in our channel, which could adversely affect our commitments to our suppliers and our channel partners' ability to effectively manage inventory of our products, timely resell our products or estimate expected future demand;
•
our ability to manage inventory and the risk of excess or obsolete inventory in our channel;
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
•
the ability of our third-party logistics and warehousing providers to deliver products to our channel partners and network operators in a timely manner;
•
our distributors’ and channel partners’ ability to attract new network operators or sell additional products to network operators that currently use our products;
•
the technological complexity of our products, which may contain undetected hardware defects or software bugs or subject our products to the risks of ransomware or malware or other cyber attacks and the risk of such attacks on our systems and platforms;
•
credit risk of our channel partners, which could adversely affect their ability to purchase or pay for our products;
•
the impact of any material weaknesses in and our ability to maintain an effective system of internal controls, produce timely and accurate financial statements or comply with applicable regulations;
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
•
Our credit facility contains restrictive financial covenants that may limit our operating flexibility. Any failure to comply with all of these financial covenants, could put us in default, which would have an adverse effect on our business and prospects.
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
•
Issues related to the development and use of artificial intelligence (AI) could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.
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
•
Our cash requirements may require us to seek additional debt or equity financing and we may not be able to obtain such financing on favorable terms, or at all.
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

PART I

Item 1. Business.

Business Overview

What we do

Cambium Networks is a global technology company that designs, develops, and manufactures wireless broadband and Wi-Fi networking infrastructure solutions for a wide range of applications, including broadband access, wireless backhaul, Internet of Things (IoT), public safety, national security, and defense communications networks and Wi-Fi access. Our products are used by businesses, governments, and service providers to build, expand and upgrade broadband and Wi-Fi networks. Our product lines fall into three broad, interrelated categories: Fixed Wireless Broadband (FWB), Enterprise networking, and Subscription and Services. The FWB portfolio spans point-to-point (PTP) and point-to-multi-point (PMP) architectures over multiple standards, including IEEE 802.11 and 3GPP (Third Generation Partnership Program), and frequency bands, including licensed, unlicensed and lightly licensed spectrum. The Enterprise portfolio includes Wi-Fi access points, wireless aware switches, security gateways and other networking devices.

The Subscription and Services portfolio includes network planning and design as well as cloud or on-premises network management and control. The latter capability, delivered through subscription to cnMaestro X, our network management platform, forms the foundation of our ONE Network, a cloud-based network management architecture that allows users to remotely configure, monitor, and manage their wireless network. It provides a single, centralized view of all network devices, including both FWB and Enterprise, as well as real-time performance and usage data, and allows users to make changes to the network configuration and settings. Advanced services offered in conjunction with this platform include application visibility and control which is used to optimize end user experiences; integrated security gateway and SD-WAN for small and medium businesses; and automated and intelligent network optimization.

Our strategy

Our strategy is to enable our customers to build broadband and internet access networks that deliver exceptional digital experiences at an affordable total cost of ownership. The foundation of our strategy is the Cambium ONE Network, enabled by cnMaestro which brings integration and automation to our entire portfolio. It removes complexity, making it easier to plan, deploy and operate a broadband network from core to edge, using a wide range of wireless technologies, standards, and radio frequency (RF) spectrum.

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

Managing operating expenses, such as energy consumption, is increasingly important to network operators. Our solutions can aid in the reduction of energy consumption costs by requiring fewer devices to operate the network to achieve a given coverage and capacity. Our portfolio does not have the overhead required for mobile infrastructure that can contribute to energy consumption. For example, where primary electrical power is unreliable or unavailable, our purpose-built FWB products have been successfully deployed using only solar and battery power.

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

Increasingly, performance and cost are important metrics for most network operators. A key differentiation between network products and services providers for most network operators will be the availability of integrated services layered on top of the network. We enable our end users to customize networks with bespoke or third-party services provided or enabled by us.

Meeting new trends

The post-pandemic era has redefined the workspace in the midst of a rebalancing between the enterprise and home. Businesses and individuals both expect seamless, secure communication and connectivity, whether from the conference room, the living room or even a recreational vehicle in a campground. The number of applications and devices on the network - from gaming, streaming media, and home automation, to enterprise applications running in the cloud, as well as applications that enhance automation and security - will continue to increase on a global basis. Some applications need more bandwidth. Other applications need lower latency.

As a result of continued labor shortages, and the increasing cost of labor, across industries, businesses are leveraging internet of things (IoT) devices in digital transformation initiatives. For example, increasingly, wireless broadband is being chosen over fiber or CAT5 to economically connect security cameras. Simultaneously, networking technologies and standards continue to change, providing new capabilities and choice points for network operators. The result is a network edge that has evolved from a static connection to a highly complex, constantly evolving platform supporting a growing array of services.

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

Expanding our addressable markets

Today, fierce competition to provide high quality broadband access in rural, suburban, and urban markets is driving down subscription prices while simultaneously driving up performance requirements. We expect to respond to growing trends such as the following:

•
The implementation of broadband networks comprised of both fiber and wireless solutions. Wireless internet service providers (WISPs) are adding fiber to their networks to compete with encroachment by traditional wireline operators. The upcoming release of 6 GHz spectrum by governments around the world will give broadband operators even more opportunity for cost-effective network expansion. In the third quarter of 2023, we introduced our first release of Cambium Networks Fiber to better support our network operators deploying hybrid, fiber and FWB networks.
•
FWB as an alternative to fiber. Our enterprise and state and local government customers are discovering that street-level high-speed FWB networks, taking advantage of buildings and streetlights rather than towers, is an economically compelling alternative to fiber, and enables accelerated time to service when outdoor connections are needed to backhaul Wi-Fi and/or security cameras. For example, the combination of FWB and Wi-Fi has been successfully deployed in city neighborhoods, national parks and campgrounds.
•
Growth of enterprise networking managed services. The market for enterprise networking managed services for hospitality and high density living, such as apartment buildings and senior living, is expanding. Our solutions are designed to enable managed service providers to cost effectively deploy and manage high value offerings for multiple hospitality or multi-family living property owners using the managed service provider (MSP) dashboard within cnMaestro X.
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

In addition to dedicated point-to-point platforms, as technology has evolved, we have developed solutions that while principally supporting point-to-multi-point architectures, also support point-to-point applications, including the 60 GHz cnWave V3000 and the ePMP Force 425. Revenues from these products are included in the PMP product category in our revenues by product category reporting, as that is their primary application.

Point-to-Multi-point (PMP) fixed wireless

Our PMP solutions extend wireless broadband access from tower mounted FWB access points to customer premise equipment (CPE) providing broadband access to residences and enterprises covering wide areas with a range of 10 to 30 kilometers. Our PMP solutions are increasingly used to backhaul video surveillance systems and public Wi-Fi.

Our PMP portfolio ranges from our PMP 450 series to our ePMP solutions for network operators that need to optimize for both price and performance to our cnReach family of narrow-bandwidth connectivity products for industrial communications. The PMP 450 series is optimized for performance in high-density and demanding physical environments, and includes the PMP 450m with integrated cnMedusa massive multi-user multiple input/multiple output, or MU-MIMO, technology. The PMP 450 product line also supports the FCC’s Citizen Broadband Radio Service, or CBRS. The FCC completed the auction of CBRS Priority Access Licenses, or PAL, in the third quarter of 2020, complementing the existing availability of General Authorized Access, or GAA, licenses. Network operators are adopting the PMP 450 solution to exercise both PAL and GAA licenses. In December 2023, we commenced commercial shipment of the PMP 450v, the fifth generation PMP 450 platform. The PMP 450v will support both the 5 GHz band as well as the pending release of 6 GHz, in a single platform, covering 5.150 GHz to 7.125 GHz.

In December 2022, we introduced a next generation ePMP 4500 product line that provides a high-quality platform at a more affordable price for 5 GHz. The ePMP 4500 supports 4x4 MU-MIMO and is complemented by a broad portfolio of ePMP Force 400 subscriber radios. In December 2022, we commenced commercial shipment of the ePMP 4600 series, which utilizes the 6 GHz band, expected to be available and authorized by the FCC and other regulatory bodies around the world in 2024.

Our cnReach IoT solutions offer connectivity for distributed sensors and controls across industrial deployments, delivering real-time monitoring, measurement and analytics to optimize system performance. Our products can be deployed in a variety of industrial verticals such as oil and gas, electrical utilities, water management, rail and transportation operations and smart cities. cnReach focuses on SCADA systems for process control and monitoring, providing affordable, narrowband wireless connectivity, operating below 1 GHz, to support distribution automation, substation switches, circuit control and telemetry.

Our 60 GHz solution, cnWave, enables Gbps networking using the 60 GHz band and a distributed architecture that enables scaled networks with dynamic routing for reliability and resiliency.

In 2022, we commenced commercial shipments of 28 GHz cnWave 5G Fixed, which operates in the 3GPP n257 (26.50 – 29.50 GHz), n258 (24.25 – 27.50 GHz), and n261 (27.50 – 28.35 GHz) bands. The platform incorporates both uplink and downlink MU-MIMO to optimize data rate to the CPE for residential and enterprise customers.

Enterprise solutions

Our Enterprise portfolio includes our cloud-managed Wi-Fi solutions, our cnMatrix cloud-managed wireless-aware switching solution, our Xirrus Wi-Fi solutions, and our portfolio of Wi-Fi 6/6E access points which support both cnMaestro and Xirrus XMS management.

Our enterprise-grade Wi-Fi 6/6E solutions provide distributed access to individual users or devices in indoor settings, such as office complexes, and outdoor settings, such as private spaces and outdoor public Wi-Fi hotspots, over distances from two meters to one kilometer with high capacity. Our Wi-Fi access point portfolio includes solutions enterprise, government, education, small business and home applications and offers a range of Wi-Fi access points and RF technology that enable network optimization based on desired geographic coverage and user density.

In June 2020, we introduced our first Wi-Fi 6 access point, the XV3-8, which complements both the cnPilot and Xirrus solutions. In 2021 and 2022 we continued to extend our Wi-Fi 6/6E portfolio, including the addition of the XE5-8, a ﬁve-radio Wi-Fi 6/6E 8×8/4×4 access point (AP) designed to deliver high-density, future-proof performance for building next generation wireless networks. The Wi-Fi 6 XE5-8 supports high client density requirements with five active radios providing Wi-Fi access. Wi-Fi 6E support extends the capacity of Wi-Fi into the 6 GHz band, more than tripling the wireless spectrum available. In 2022, we also introduced the XV2-22H Wi-Fi 6 Wall Plate Access Point. The XV2-22H indoor Wi-Fi 6 AP offers 2.97 Gbps of bandwidth and an integrated switch. Ideal for hospitality, MDU, education, and small/medium business applications. The XE3-4TN Wi-Fi 6/6E outdoor access point supporting external antennas was introduced in the first quarter of 2023, enabling site specific coverage requirements. The XE3-4TN compliments the XV2-23T and XV2-2T Wi-Fi 6 access points introduced in 2022. In the fourth quarter of 2023 we announced and commenced commercial shipment of the RV22, a Wi-Fi 6 home meshing access point that is cloud managed on cnMaestro and includes a rich app for subscriber management of the access point and select services.

The following table shows a summary of our product portfolio:

Cambium Networks ONE Network Summary
Network Management	cnMaestro Essentials and X - Cloud-Based Management Software
	X Assurance			EasyPass		Application Control
Network Services	QoE and NSE - Advanced Network and Security Services
Wired Platform	cnMatrix - Wireless Aware Switching
Product Platform	Wi-Fi 6/6E	Fiber	Fixed Wireless
			PTP 820/850	PTP 550/670/700	PMP 450	ePMP	cnWave	cnReach
Design Focus	Software Defined Radios, Cloud Managed, High Performance and Value Wi-Fi Indoor and Outdoor	XGS PON Converged Fiber and Wireless Networks	Licensed Microwave Backhaul	Industry Leading Sub-6 GHz and 7/8 GHz TDD Backhaul Performance	Unparalleled Scalability for Multipoint networks	Price/ Performance PTP and PMP Leadership	Gb to the Edge for Urban, high-density Suburban, and Rural markets	Licensed Narrowband in rugged I/O rich package
Throughput	2.5 Gbps/AP	10 Gbps Symmetric OLT	2+ Gbps	450 - 1400 Mbps	1.2 Gbps/Sector	1.2 Gbps/ Sector	15 Gbps/DN 3 Gbps/BTS	KB to MB
Spectrum (GHz except as noted)	2.4, 5, 6	PON	6-38	4.400 - 5.925 7.125 - 8.500	3,5,6	2.4, 5, 6.4	24.25 - 29.50 57 - 66	220, 450, 700, 900 MHz
Design Services	Wi-Fi Designer		LINK Planner cnHeat

Ethernet switches

Our cnMatrix Ethernet enterprise switching solutions simplify network deployment and operation. cnMatrix provides the intelligent interface between wireless and wired networks. cnMatrix’s policy-based automation (PBA) accelerates network deployment, mitigates human error, increases security, and improves reliability. cnMatrix includes multiple varieties of copper-based edge switches and aggregation switches and in the first half of 2024 we expect to introduce our first fiber aggregation switch to complete the portfolio. When deployed with Cambium Networks Wi-Fi access points and the cnMaestro management system, network operators have an affordable, feature-rich, high-quality unified wired/wireless enterprise grade network. In the first quarter of 2021, we introduced and began shipping the cnMatrix TX 2020R-P. The TX 2020R-P is the first of a series of switches designed specifically to support PMP and PTP fixed wireless broadband networks, incorporating the cnMatrix enterprise-class feature set and incorporating additional features and services pertinent to network operators deploying fixed wireless broadband networks. The TX 2012R-P was introduced in April 2021 and is the second platform in the TX series.

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

Our QoE solution is hardware agnostic, operating across both wireless and fiber networks, and offers a range of services to network operators utilizing our networking solutions as well as third-party competitive offerings. The subscription-based solution includes granular application shaping, dynamic queue-based rate limiting, congestion management and application insights, which provides broadband service providers immediate access to the information and controls to optimize end user experiences and be the service provider of choice. With cnMaestro X Assurance, a cloud-based insights engine continuously learns from data reported from cnMaestro-managed devices. AI/ML algorithms are used to identify and predict trending issues across customer sites and proactive alerts are generated. The platform monitors client experience scores and connectivity statistics over time, enabling forensic troubleshooting. With a simple graphical summary presentation, the solution accelerates issue resolution. The system is designed to execute historical issue resolution without any reason to duplicate issues or require packet captures.

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

Sales and marketing

We sell our products primarily through a network of distributors who sell to other channel partners, including value-added resellers, system integrators, and end customers (end users), as well as through our direct sales force. End users include public or private network operators, including broadband and/or wireless LAN managed service providers; broadband internet service providers; mobile network operators; mid-market enterprises, such as education, hospitality, multi-dwelling units, and retail; state and local government; industrial, including energy, mining, rail operators and utilities; and military agencies. Channel partners may work directly with end users to identify their networking needs and they may also provide installation, configuration, and ongoing support services. As of December 31, 2023, we had over 14,000 channel partners, over 4,000 of whom have transacted with our distributors in the last two years. This number also includes almost 160 distributors purchasing directly from us.

Our sales organization typically engages directly with large Internet service providers and enterprise managed service providers and certain enterprises even though product fulfillment generally is provided by our channel partners. We also engage in joint selling and marketing with our service provider, system integrator, and reseller channel partners to their customers’ end users. Our sales organization includes field and inside sales personnel, as well as regional technical managers with deep technical expertise who are responsible for pre-sales technical support. As of December 31, 2023, we had 117 sales personnel located in 18 countries.

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

Our marketing activities can be Cambium Networks-led as well as distributor or channel partner led. Our marketing activities are focused on building brand awareness and generating leads with our target market segments. In addition, we work with our distributors and other channel partners to enable joint marketing that targets enterprise end users. We leverage a broad mix of communications platforms including website and social media presence, public relations, webinars, trade shows and private events.

Customer support

We provide multiple layers of support: technical support, information-sharing with an experienced community of users, software downloads, warranty services, and repair. We support our enterprise class solutions with a range of flexible service plans and optional 24/7 availability that provide assurance to network operators that their always-on, mission critical communications requirements will be met. With every product purchase, we provide technical support on a best-effort basis. Hardware issues are diagnosed via joint troubleshooting with the end user, and the issue will be addressed according to standard warranty status and the root cause of the issue. This may be sufficient for some customers who can largely manage and operate their network without assistance and hold adequate spares. For others, we provide three support programs staffed by our skilled technical support team and product support engineers to keep the network operating smoothly and efficiently, and may provide 24x7x365 technical support and premium warranty support. We allow network operators to select the service level that best meets their needs. Our support organization both aids channel partners in supporting their direct customers and provides select technical support to our end users. Technical support is also available on-line via chat and automated ticketing systems.

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

Cambium Community Forum

The Cambium Networks Community Forum is a platform for users of our solutions to connect with each other, ask questions, and share information and experiences. It is a place where users can find help and support, as well as the latest developments and features of Cambium Networks products. The forum is also a place where users can share their own tips and best practices for using our products, and where they can stay up to date with the latest news and updates from us.

Our Community Forum is moderated by our staff with direct and active engagement by our development engineering and product management personnel. Leveraging the Community Forum, we collect network operator and channel partner feedback on potential product improvements and new product ideas, including through the administration of beta testing on our products. As of December 31, 2023, there were approximately 50,000 registered forum members on our Community Forum.

Manufacturing and supply

We rely on third-party contract manufacturers and original design manufacturers for our manufacturing requirements. Our global sourcing strategy emphasizes the procurement of materials and product manufacturing in competitive geographies. For some of our products, we do substantially all of the design work; for other products, we outsource both the design (in whole or in part) and the manufacture of the product; and for several products we distribute and sell a product designed and manufactured by a third party under our name on a white label basis. We generally require that the manufacturing processes and procedures are certified to International Organization for Standardization (ISO) 9001 standards.

Our third-party manufacturers typically procure the components needed to build our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based on historical trends and analyses from our sales and product management functions and adjusted for overall market conditions. Generally, for our primary third-party manufacturers, we update these forecasts monthly. This allows us to leverage the purchasing power of our third-party manufacturers. Although we provide demand forecasts to our third-party manufacturers, some of our third-party manufacturers may assess charges, or we may have liabilities for excess inventory if we overestimate our demand. We may be liable to purchase excess product or aged material from our suppliers following reasonable mitigation efforts, increasing our inventory costs. In addition, if we overestimate demand, we may need to increase future reserves on these commitments if we are not able to convert component inventory to finished goods and sell them to our customers.

Our products rely on key components, purchased from a limited number of suppliers, including certain sole source providers. Lead times for materials and components vary significantly, and depend on factors such as the specific supplier, complexity, contract terms, demand and availability of a component at a given time. From time to time, we may experience price volatility or supply constraints for certain components that are not available from multiple qualified sources or where our suppliers are geographically concentrated. We, like the rest of our industry, have in the past experienced shortages in semiconductors and other key components used for our hardware, which resulted in increased costs for components and shipping. To alleviate shortages, we purchased certain scarce components directly on the open market, and if we experience similar shortages in the future, we may need to take similar actions again. We may also acquire component inventory in anticipation of supply constraints and enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. In periods of shortages, we have in the past and may in the future need to build inventory of select components.

We outsource the warehousing and delivery of our products to a third-party logistics provider for worldwide fulfillment. Our direct fulfillment facilities are in Louisville, Kentucky, Venlo, Netherlands and Vietnam, from where we ship to our distributor partners and network operators.

Research and development

Our research and development organization is located primarily in San Jose, California, Rolling Meadows, Illinois (moving to Hoffman Estates, Illinois in the second quarter of 2024), Ashburton, United Kingdom and Bangalore, India. We also work with contract engineers in various locations globally. Our research and development team has deep expertise and experience in wireless technology, antenna design and network architecture and operation. We expect to continue to expand our product offerings and solutions capabilities in the future and to invest significantly in continued research and development efforts.

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

We seek patent protection for certain of our key innovations, protocols, processes and other inventions. As of December 31, 2023, we had 42 issued U.S. patents and 149 patents issued in various foreign jurisdictions as well as 9 U.S. and 41 foreign patent applications pending. We file patent applications in the United States and other countries where we believe there to be a strategic technological or business reason to do so. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually, are material to our business. We cannot assure that any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of valuable breadth or applicability. In addition, any patents that may be issued may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing upon them.

Our industry is characterized by a large number of filed patents that may be applicable to products in our industry, and frequent claims and related litigation regarding patent and other intellectual property rights has occurred. As our company grows, it may be more likely that competitors or other third parties will claim that our products infringe their proprietary rights. In particular, large and established companies in our industry have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. From time to time, third parties, including certain of these large companies and other non-practicing entities, may assert patent, copyright, trademark and other intellectual property rights against us, our channel partners or our end customers.

Competition

The markets for FWB and Enterprise Wi-Fi and switching solutions are highly competitive and subject to rapid technological change. We compete in a wide range of related categories, each with its set of competitors worldwide that vary in size and in the products and solutions offered. We expect competition to persist, intensify and increase in the future. We review our competitive situation as follows:

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
•
Our competitors for products and solutions for unlicensed wireless broadband in the sub-7 GHz spectrum bands include Ubiquiti, Tarana, Airspan, Radwin, MikroTik, Ligowave, and HFCL Group. Competitors in the 3.5 GHz spectrum band, the Citizens Broadband Radio Service in FCC-governed markets, include Airspan and Tarana, but also Ericsson, Nokia, Baicells, and Telrad. Our cnWave 60 GHz mmWave point-to-point and point-to-multi-point products compete with Ubiquiti, MikroTik, Ceragon, Adtran, and Edgecore.
•
The landscape for broadband services using licensed spectrum is different. Our competitors in the licensed point-to-point microwave market include Aviat Networks, Ceragon, SIAE, and SAF Technica, among others. Our cnWave 5G fixed (28 GHz) products compete with Intracom, Ericsson, Nokia, and Samsung.
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
•
Our cnReach narrowband fixed wireless IoT products and solutions compete principally with GE MDS and Freewave.
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

Regulatory requirements

In addition to regulations of general application to global businesses, we are subject to a number of regulatory requirements specific to our industry, including, without limitation:

•
Radio frequency usage. Because our products transmit energy in RF spectrum, our products are subject to:
▪
rules relating to RF spectrum allocation and authorization of certain radio equipment issued by the Federal Communications Commission for non-federal uses or the National Telecommunications and Information Administration for federal uses in the United States; and
▪
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

•
Trade compliance requirements. We are subject to compliance with rules in jurisdictions from which we export or into which we import our products, including export control and reporting, import clearance, anti-bribery, antitrust and competition rules and regulations, including:
•
Import and export requirements issued by the United States, the European Union or other jurisdictions, including, for example, the U.S. Department of Commerce, the Office of Foreign Assets Control, the U.K. Foreign, Commonwealth & Development Office, Ministry of Defense and Department of International Trade including rules banning sales to persons or entities on applicable designated parties lists, or to persons or entities in embargoed countries, rules requiring export licenses prior to sales of products incorporating encryption technology to certain end users, and local rules governing import of products, including packaging and labeling laws. In addition, some of our products include enabled encryption technology, which may require us to obtain a license prior to a sale to certain foreign agencies. These rules require us to monitor databases and establish and enforce policies to prohibit the sale of our products to embargoed or specially designated persons, entities and countries.
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

A failure, or alleged failure, by us to comply with regulations or laws could have a material adverse effect on our business, operating results, or financial condition. For additional information about government regulation and laws applicable to our business, see “Item 1A. Risk Factors,” including the risk factor entitled “New regulations or standards or changes in existing regulations or standards in the United States or internationally related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations and future sales,” and “If we fail to comply with environmental requirements, our business, financial condition, operating results and reputation could be adversely affected”.

Environmental matters

We are subject to various environmental and other regulations governing product safety, materials usage, packaging and other environmental impacts in the United States and in various countries where our products are manufactured and sold. We are also subject to regulatory developments, including SEC disclosure regulations relating to "conflict minerals," relating to ethically responsible sourcing of the components and materials used in our products, as well as potential disclosures relating to environmental, social and governance issues (ESG). To date, compliance with federal, state, local, and foreign laws enacted for the protection of the environment has not had a material effect on our capital expenditures, earnings, or competitive position.

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

Human capital management

We pride ourselves on developing and maintaining a strong reputation for innovation and integrity and conduct our business affairs honestly and in an ethical manner. We expect our corporate culture to embody trust and respect for individuals, teamwork and innovation; to be a place where employees are proud to work, and where customers, suppliers and partners want to work with us. We are guided by our core values of growth and profitability; outstanding global teamwork; relentless innovation and edge; making and meeting commitments; respecting and developing our people; and serving our community.

Diversity and equal employment

At Cambium Networks, we seek to maintain an environment that is open, diverse and inclusive, and where our people feel valued, included and accountable. One of our key principles is respecting and developing our people. We are committed to maintaining the highest level of professional and ethical standards in the conduct of our business around the world. We believe that diverse and inclusive teams enhance individual and company performance and help us attract and retain the best talent available.

We are focused on hiring, training, and retaining exceptional talent. As of December 31, 2023, we had approximately 625 full-time employees, of whom 431 are located outside the United States. None of our U.S. employees are subject to a collective bargaining agreement. In certain foreign jurisdictions, where required by local law or custom, some of our employees are represented by local workers’ councils and/or industry collective bargaining agreements. We have not experienced any work stoppages, and we consider our relationship with our employees to be good. We have a broad base of diverse talent in 21 countries and we believe that attracting, developing and retaining the best talent is critical to our success and achievement of our strategic objectives.

We appreciate one another’s differences and strengths and are proud that our workforce comprises employees with a diversity of backgrounds and perspectives. Diversity, inclusion and belonging have long been a part of our culture, and we work to continually expand our initiatives and to conform to the principles of equal opportunity. We do not discriminate based on race, religion, national origin, disability, medical condition, marital status, sex, gender, age, military or veteran status, sexual orientation or any other protected characteristic as established by federal, state or local laws. Further, we have policies in place that prohibit harassment of all kinds and we prohibit retaliation in all forms and are committed to encouraging a culture where employees can freely ask questions and raise concerns.

Although we work in both remote and hybrid environments, we work collaboratively, without hierarchy, across geographies and functions, and our management team is readily available to all employees, with additional quarterly global town hall events that allow for open dialogue.

Compensation and benefits

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

We also offer rewards and recognition programs to our employees, including peer-led recognition of employees who best exemplify our values. We believe that these recognition programs help drive strong employee performance. We conduct annual employee performance reviews. Employee performance is assessed based on a variety of key performance metrics, including the achievement of corporate objectives and objectives specific to the employee’s department or role.

We grant equity-based compensation to many of our employees and have extended the opportunity for equity ownership through our employee share purchase plan to employees in the United States, the United Kingdom and India.

Health and well-being

We offer an employment benefits package that promotes employee well-being and includes healthcare, extended parental leave, and paid time off, including extended leave for new parents (moms, dads and partners) to care for a newborn or newly adopted child. Additionally, we offer benefits to support our employees’ physical and mental health by providing tools and resources to help them improve or maintain their health and encourage healthy behaviors.

Available information

Cambium Networks was formed in 2011 as Vector Cambium Holdings (Cayman), Ltd., and changed its name to Cambium Networks Corporation in 2018. We conduct our business through Cambium Networks, Ltd., a company organized under the laws of England and Wales, and its wholly-owned subsidiaries. Cambium Networks Corporation holds no material assets other than Cambium Networks, Ltd. and its subsidiaries and does not engage in any business operations. Unless the context otherwise requires, we use "Cambium Networks" to refer to Cambium Networks Corporation and its subsidiaries throughout this Annual Report on Form 10-K. Until April 1, 2024, our headquarters are located at Cambium Networks, Inc. at 3800 Golf Road, Suite 360, Rolling Meadows, Illinois

60008 and our telephone number is (888) 863-5250 after which time our address will be 2000 Center Drive, Suite A401, Hoffman Estates, Illinois 60192 and our telephone number will remain (888) 863-5250.

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
•
The impact of excess inventory held by our channel partners, including the impact on our excess and obsolete reserves;
•
Our ability to develop, introduce and ship in a timely manner new products and product enhancements, and to anticipate future market demands;
•
Failure of our distributors and channel partners to effectively promote and sell our products or manage their inventory and fulfillment;
•
Our ability to manage our inventory and commitments to suppliers effectively;
•
Our ability to release timely and error free software;
•
The failure to manage technology transitions in relationship with supply chain requirements, which could result in lower revenue or excess inventory;
•
Our ability to control costs, including our manufacturing and component costs and operating expenses;
•
The impact of of excess channel inventory, as well as the impact of component shortages, logistic delays and cost increases on our product manufacturing and shipment operations;
•
Our ability to timely fulfill orders for our products, which may be impacted by a number of factors, including the inability of our third-party manufacturers and suppliers to meet our demand, including as a result of component or part shortages or delays, or logistical failures in warehousing and shipping products;
•
Changes in the competitive dynamics of our target markets, including new entrants, consolidation and pricing pressures;
•
The inherent complexity, length and associated unpredictability of the sales cycles for our products, including as a result of technology evolution;
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
•
The impact of health crises or pandemics on our operations, the operations of our third-party manufacturers and suppliers and on our customers and end users;
•
General economic or political conditions or instability in our markets, including global recessions or inflation; and
•
Increasing uncertainty of and tensions in international trade relations and tariffs, wars among countries including between the Ukraine and Russia, Israel and the Middle East and increasing tensions with China.

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

The wireless broadband market is generally characterized by rapidly evolving technology, changing needs of network operators, evolving regulations and industry standards and frequent introductions of new products and services. Historically, new product introductions have been a key driver of our revenue growth. To succeed, we must effectively anticipate and adapt in a timely manner to network operator requirements and changing standards and regulatory requirements and continue to develop or acquire new products and features that meet market demands, technology trends and evolving regulatory requirements and industry standards. Our new product development may also be driven by component shortages that may require us to redesign our products. Our ability to keep pace with technological developments, satisfy increasing network operator requirements, and achieve product acceptance depends upon our ability to enhance our current products and develop and introduce or otherwise acquire the rights to new products on a timely basis and at competitive prices. The process of developing new technology is complex and uncertain and can take time to develop as well as to perfect once released. The development of new products and enhancements typically requires significant upfront investment, which may not result in material improvements to existing products or result in marketable new products or cost savings or revenues for an extended period of time, if at all. Network operators have delayed, and may in the future delay, purchases of our products while awaiting release of new products or product enhancements. In addition, the introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in channel partner ordering practices and maintain compatibility between older and newer versions of our products. If we fail to anticipate industry trends and evolving regulations by developing or acquiring rights to new products or product enhancements and timely and effectively introducing such new products and enhancements, or network operators do not perceive our products to have compelling technological advantages, our business would be adversely affected.

Terrorism, war, and other events may harm our business, operating results and financial condition.

The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the on-going Russia and Ukraine war and tensions in the Middle East), and other events such as economic sanctions and trade restrictions may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition. The Russia-Ukraine conflict, the ongoing conflict between Israel, Palestine and other areas of the Middle East, as well as other areas of geopolitical tension around the world, or the worsening of these conflicts or tensions, and the related challenging macroeconomic conditions, including inflation, globally and in various countries in which we and our customers operate may materially adversely affect our customers, vendors, and partners. The duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain. Likewise, events such as loss of infrastructure and utilities services such as energy, transportation, or telecommunications could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

Competitive pressures may harm our business, revenues, growth rates and market share.

The markets for our products, including FWB and Enterprise solutions, are highly competitive and subject to rapid technological change. We compete in a wide range of related categories, each with its set of competitors worldwide that vary in size and in the products and solutions offered. We expect competition to persist, intensify and increase in the future.

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
•
Our cnReach narrowband fixed wireless IoT products and solutions compete principally with GE MDS and Freewave.
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
•
Depth and breadth of the sales channel;
•
Brand awareness and reputation;
•
Integration of intelligence into the product including the introduction of generative artificial intelligence tools or technology;
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

Some of our competitors have been acquired or entered into partnerships or other strategic relationships and offer a more comprehensive solution than they had previously offered. We expect this trend to continue. The companies resulting from such consolidation may create more compelling products and be able to offer greater pricing flexibility, making it more difficult for us to compete effectively. In addition, continued industry consolidation might adversely affect network operators’ perceptions of the viability of smaller and even medium-sized wireless broadband equipment providers and, consequently, their willingness to purchase from those companies.

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

Our channel partners purchase and maintain inventories of our products to meet future demand and have only limited rights to return the products they have purchased from us. Our channel partners are not generally committed to volume purchases of our products in any period, although some of our products carry minimum order quantities. Accordingly, if, as we have recently experienced, our channel partners purchase more product than is required to meet demand in a particular period, causing their inventory levels to grow, they may delay or reduce additional future purchases, causing a reduction in expected future revenues, our quarterly results to fluctuate, and adversely impacting our ability to accurately predict future earnings.

Our gross margin varies from period to period and may decline in the future.

Our gross margin varies from period to period, may be difficult to predict and may decline in future periods. Variations in our gross margin are generally driven by shifts in the mix of products we sell, the timing and related cost of fulfilling orders and other factors, including actions taken to reduce channel inventory or speed product delivery. In addition, the market for wireless broadband solutions is characterized by rapid innovation and declining average sale prices as products mature in the marketplace. The sales prices and associated gross margin for our products may decline due to change in sales strategy, competitive pricing pressures, demand, promotional discounts and seasonal changes in demand. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. If we meet such price reductions but do not similarly reduce our product manufacturing costs, our margins would decline. Any decline in our gross margins could have an adverse impact on the trading price of our shares.

If we are not able to effectively forecast demand or manage our inventory, we may be required to record write-downs for excess or obsolete inventory.

We maintain limited inventory of finished goods and, to a lesser extent, raw materials and forecast demand from our third-party manufacturers in amounts that we believe are sufficient to allow timely fulfillment of sales, subject to the impact of supply shortages. Growth in our sales and new product launches may require us to build inventory in the future. Higher levels of inventory expose us to a greater risk of carrying excess or obsolete inventory, which may in turn lead to write-downs. We may also record write-downs in connection with the end-of-life for specific products. Our distributors may increase levels of inventory to meet supply shortages or expected demand; if demand decreases in future period, we may end up with excess channel inventory, leading to reductions in future period orders from our distributors. We endeavor to obtain information on inventory levels and sales data from our distributors. This information has been generally difficult to obtain in a timely manner, and we cannot always be certain that the information is reliable. If we over forecast demand, we may build excess inventory, incur increased costs to our suppliers for excess demand, and we may not be able to decrease our expenses in time to offset any shortfall in revenues, which could harm our ability to achieve or sustain expected results of operations and could lead to increased excess and obsolescence reserves, such as recently experienced. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales to distributors may be deferred or lost altogether, which may impair our distributor relationships, would reduce our revenues and could harm our ability to achieve or sustain expected results of operations.

Decisions to increase or maintain higher inventory levels are typically based upon uncertain forecasts or other assumptions. Because the markets in which we compete are volatile, competitive and subject to rapid technology and price changes, if the assumptions on which we base these decisions turn out to be incorrect, our financial performance could suffer and we have in the past and could in the future be required to write-off the value of excess products or components inventory. In addition, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us, such as forecasted demand. We may be liable to purchase excess product or aged material from our suppliers following reasonable mitigation efforts, resulting in an adverse impact on our cash flows, operating expenses, results of operation and financial condition. In the fourth quarter of 2023 we recorded significant charges due to excess and obsolete inventory and commitments to our suppliers. If we are unable to manage our inventory or commitments to suppliers in the future, particularly in light of continuing excess inventory in the channel, we could be required to record additional charges, which would adversely affect our operating results and financial condition.

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

In order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us, such as forecasted demand. Our agreements do not typically obligate our third-party manufacturers to supply products to us in specific quantities or for an extended term, which could result in short notice to us of supply shortages and increases in the prices we are charged for manufacturing services. We may be liable to purchase excess product or aged material from our suppliers following reasonable mitigation efforts, increasing our inventory costs or resulting in increases to our excess and obsolescence reserves. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, our third-party manufacturer may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenues. If foundries experience capacity shortages they may respond by allocating existing supply among their customers, including us. Recently, a capacity shortage coupled with an increase in demand for our affected products, due in part to a global increase in demand for bandwidth, resulted in supply shortages that caused increased lead times for some of our products. We may suffer delays introducing new products to the market and in sales of existing products as a result of parts unavailability or shortages, resulting in loss or delay of revenue.

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

Our third-party manufacturers predominantly operate outside of the U.S. causing us to face risks to our business based on changes in tariffs, trade barriers, export regulations, political conditions and contractual restrictions. Products that we have manufactured for us in Mexico, Taiwan or Vietnam and elsewhere may also be subject to any uncertainty of trade relations between such countries and the United States or other shipping destinations. Such uncertainties could cause the cost of our products manufactured there to rise, or result in our inability to continue to manufacture in such country, resulting in a need to find alternative sources of manufacture. Any change in manufacturer could result in the delay of manufacture and supply of our products, increase our cost of manufacture, and cause a delay in our shipments to customers and a delay or cancellation of orders. Our future operating results and financial condition could be materially affected to the extent any of these actions occur.

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

In addition, we currently depend on a limited number of suppliers for several critical components for our products, and in some instances, we use sole or single source suppliers for our components to simplify design and fulfillment logistics. Neither we nor our third-party manufacturers carry a substantial inventory of our product components. Many of these components are also widely used in other product types. Shortages are possible and our ability to predict the availability of such components may be limited. In the event of a shortage or supply interruption from our component suppliers, we or our third-party manufacturers may not be able to develop alternate or second sources in a timely manner, on commercially reasonable terms or at all, and the development of alternate sources may be time-consuming, difficult and costly. Any resulting failure or delay in shipping products could result in lost revenues and a material and adverse effect on our operating results. If we are unable to pass component price increases along to our end customers or maintain stable pricing, our gross margins could be adversely affected and our business, financial condition, results of operations and prospects could suffer.

Supply shortages for key components in our products may result in extended lead times or supply changes, which could disrupt or delay our scheduled product deliveries to our end customers and may result in the loss of sales and end customers.

Our ability to manage our supply chain may be adversely affected by factors including shortages of, and extended lead times for, components used to manufacture our products, a reduction or interruption of supply, prioritization of component shipments to other vendors, cessation of manufacturing of such components by our suppliers and geopolitical conditions such as the U.S. trade war with China and the impact of public health epidemics. Insufficient component supply, or any increases in the time required to manufacture our products, have and may continue to lead to inventory shortages that could result in increased customer lead times for our products, delayed revenue or loss of sales opportunities altogether as potential end customers turn to competitors’ products that are more readily available. Shortages in the supply of components or other supply disruptions, may not be predicted in time to design-in different components or qualify other suppliers. Qualifying new suppliers to compensate for such shortages may be time-consuming and costly and may increase the likelihood of errors in design or production. Similar delays may occur in the future.

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

Logistics challenges may impact our operations, for example, as a result of container shortages which may impact availability of containers and increased carriage costs, resulting in increases in relevant freight costs, all at a time when global demand has increased. Ports may experience increasing lead times with delays in the container freight market due to port delays, worker shortages or the impact of any global pandemic. These logistics and freight challenges and increasing costs could have a material adverse effect on our ability to meet customer delivery requirements, result in increased costs and adversely affect our business, financial condition, results of operations and prospects.

Our third-party logistics and warehousing provider may fail to deliver products to our channel partners and network operators in a timely manner, which could harm our reputation and operating results.

We rely on our third-party logistics and warehousing provider, with distribution hubs currently in the United States, the Netherlands and recently Vietnam, to fulfill the majority of our worldwide sales and deliver our products on a timely basis. Any change in the location of our distribution hubs, such as recent changes in distribution location from China to Vietnam, and any delay in delivery of our products to distributors or network operators could create dissatisfaction, harm our reputation, result in the loss of future sales and, in some cases, subject us to penalties. A change in the location of our distribution centers may result in delays in our ability to ship products to customers from such newly established distribution centers, or adversely impact our ability to meet import or export requirements. We rely on our third-party logistics and warehousing provider to accurately segregate and record our inventory for us and to report to us the receipt and shipments of our products. Our third-party logistics and warehousing provider also manages and tracks the delivery of our products from the warehouse and safeguards our inventory, which accounts for a vast majority of our inventory balance. The failure of our third-party logistics and warehousing provider to perform these key tasks sufficiently, or any disruption to its business as a result of restrictions imposed as a result of health crises, natural disasters, work stoppages, cyber attacks or other business disruptions, could disrupt their operations and therefore the shipment of our products to channel partners or end users or cause errors in our recorded inventory or in our customs or other regulatory documentation, any of which could adversely affect our business and operating results.

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

Sales through distributors have been highly concentrated in a few distributors, with over 37%, 29%, and 38% of our revenues in 2021, 2022 and 2023, respectively, coming from our three largest distributors in each year. In addition, certain of our distributors may rely disproportionately on sales to a small number of end customers. Termination or degradation of a relationship with a major distributor, or of a distributor with its major customer, could result in a temporary or permanent material loss of revenues. We may not be successful in finding other distributors on satisfactory terms, or at all, and our distributors may fail to maintain or replace business with their major customer, either of which could adversely affect our ability to sell in certain geographic markets or to certain network operators, adversely impacting our revenues, cash flow and market share.

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

We have extensive international operations and generate a significant amount of revenues from sales to channel partners in Europe, the Middle East and Africa, Asia-Pacific and South America. For example, sales outside of the United States accounted for 51% of our total revenues in 2021, 55% in 2022, and 40% in 2023. We rely on our third-party logistics and warehousing provider, with distribution hubs currently in the United States, the Netherlands and Vietnam to fulfill the majority of our worldwide sales and to deliver our products to our customers. We have estimated the geographical distribution of our product revenues based on the ship-to destinations specified by our distributors when placing orders with us. Our ability to grow our business and our future success will depend on our ability to continue to expand our global operations and sales worldwide.

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
impact of inflation on local economies;
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
•
political and economic instability, war and terrorism; and
•
the impact of the spread of any diseases globally that might impact our operations.

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

Although we rely on channel partners to fulfill the substantial majority of our sales, our direct sales force plays a critical role driving our sales through direct engagement with network operators. Although we have recently experienced reductions in our workforce, we have invested and will from time to time continue to invest in our sales organization. Our sales headcount has grown from 108 as of December 31, 2020 to 117 as of December 31, 2023, as we focus on growing our business, entering new markets and increasing our market share, and we expect to continue to incur significant expenses as we continue to invest in sales and marketing in order to achieve revenue growth. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires may not become productive as quickly as we expect, and we may be unable to hire and retain sufficient numbers of qualified individuals needed to increase our sales. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire do not achieve expected levels of productivity, our business, operating results and financial condition could be materially adversely affected.

Our sales cycles can be long and unpredictable and our sales efforts require considerable time and expense. As a result, our sales and revenues are difficult to predict and may vary substantially from period to period.

Our sales efforts involve educating channel partners and network operators about the technical capabilities, applications and benefits of our products. Network operators typically require long sales cycles to select a product supplier and place sales orders. The sale process usually begins with an evaluation, followed by one or more network trials, followed by vendor selection and finally installation, testing and deployment. Network operator purchasing activity depends upon the stage of completion of expanding network infrastructures and the availability of funding, among other factors. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our products are frequently subject to budget constraints, multiple approvals, and unplanned administrative processing and other delays. Moreover, the evolving nature of the market may lead prospective network operators to postpone their purchasing decisions pending resolution of network standards or adoption of technology by others. Network operators may also postpone a purchase decision pending the release of new or enhanced products by us or others. As a result, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenues from a sale will be recognized, resulting in lumpy sales from period to period. Our operating results may therefore vary significantly from quarter to quarter.

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

We face a wide variety of risks related to public health crises, epidemics, pandemics or similar events, which can create significant volatility, uncertainty and economic disruption. The restrictions imposed by steps taken to address public health crises may disrupt economic activity, which may result in reduced commercial and consumer confidence and spending, increased unemployment, closure or restricted operating conditions for businesses, volatility in the global capital markets, instability in the credit and financial markets, labor shortages, regulatory relief for impacted consumers and disruption in supply chains. If a new health epidemic or outbreak were to occur, we could experience broad and varied impacts, including adverse impacts to our workforce or supply chain, inflationary pressures and increased costs, schedule or production delays, market volatility and other financial impacts. If any of these were to occur, our future results and performance could be adversely impacted. If our supply chain operations are affected or are curtailed by the outbreak of diseases, our supply chain, manufacturing and product shipments will be delayed, which could adversely affect our business, operations and customer relationships. We may need to seek alternate sources of supply which may be more expensive, unavailable or may result in delays in shipments to us from our supply chain and subsequently to our customers. Further, if our distributors’ or end user customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.

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

Our actual or perceived failure to comply with applicable data protection laws or adequately protect personal data could result in claims of liability against us, damage our reputation or otherwise materially harm of business.

Global privacy and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations can be difficult and costly. In addition, evolving legal requirements restricting or governing the collection, use, processing, or cross-border transmission of personal data, including cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and services. The interpretation and application of these laws and regulations in some instances is uncertain, and our legal and regulatory obligations are subject to frequent changes. For example, the European Union’s (“EU”) General Data Protection Regulation and the equivalent UK legislation (“GDPR”) applies to the extent that our personal data processing activities: (i) are conducted by or on behalf of an 'establishment' in the EU or UK; or (ii) related to products or services offered to individuals in the EU or UK or the monitoring of their behavior while in the EU or UK. The GDPR imposes a range of compliance obligations on controllers regarding the processing of personal data, including among others: (i) accountability and transparency requirements, which require controllers to demonstrate and record compliance with the GDPR and to provide more detailed information to data subjects regarding processing; (ii) enhanced requirements for obtaining valid consent where consent is required; (iii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iv) obligations to comply with data protection rights of data subjects including without limitation a right of access to and rectification of personal data, a right to obtain restriction of processing or to object to processing of personal data and a right to ask for a copy of personal data to be provided to a third party in a usable format and erasing personal data in certain circumstances; (v) obligations to implement appropriate technical and organizational security measures to safeguard personal data; and (vi) obligations to report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours where feasible) and/or concerned individuals. In the event of non-compliance, the EU GDPR provides for robust regulatory enforcement and fines. In addition, the GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

Additionally, in the United States, we are subject to the California Consumer Privacy Act, as amended ("CCPA") and other laws, regulations and obligations that relate to the handling of personal data. The CCPA includes extensive requirements for businesses that are subject to the law, including to provide certain privacy notices to California residents and to honor residents' rights related to their personal data (e.g., to access, delete and opt out of "sales" and "sharing" of personal data, as those terms are defined under the CCPA, subject to certain exceptions. The CCPA provides for civil penalties for violations, as well as private right of action for certain data breaches.

The interpretation and application of the laws to which we are or may become subject may be uncertain and the laws may be interpreted and applied in a manner inconsistent with our current policies and practices. Our actual or perceived failure to comply with applicable laws and regulations or other obligations relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could subject us to liability to our customers, data subjects, suppliers, service providers, business partners, employees, and others, give rise to legal and/or regulatory actions, could damage our reputation or could otherwise materially harm our business, any of which could have a material adverse effect on our business, operating results and financial condition.

Risks related to our intellectual property

Cyber-attacks, and other security incidents on our or our service providers' system may disrupt our operations, harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business; and cyber-attacks or other security attacks in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation or otherwise materially harm our business.

In the ordinary course of our business, we collect, store and otherwise process information, including intellectual property and customer and other business information (which also may include personal data). The secure storage, maintenance, and transmission of and access to this information is critical to our operations, business strategy, and reputation. Cyber-attacks are increasing in their frequency, sophistication and intensity and have become more difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of our and our service providers' systems and the information on those systems. Cyber-attacks also could include phishing attempts or e-mail fraud to cause unauthorized payments or information to be transmitted to an unintended recipient, or to permit unauthorized access to systems. We experience attempts to gain unauthorized access to our systems on a regular basis, and we anticipate continuing to be subject to such attempts. Despite our implementation of security measures, (i) our products and services, and (ii) the servers, data centers, and cloud-based solutions on which our and third-party data is stored, are vulnerable to cyber-attacks, and other security incidents, and disruptions from unauthorized access, tampering or other theft or misuse, including by employees, malicious actors or inadvertent error. Such events on our or our service providers' systems could in the future compromise or disrupt access to or the operation of our products, services, and networks or those of our service providers or customers, or result in the information stored on our systems or those of our service providers or customers being improperly accessed, processed, disclosed, lost or stolen. We have not to date experienced a material event related to a cybersecurity attack; however, the occurrence of any such event in the future could subject us to liability to our customers, suppliers, service providers, business partners and others, give rise to legal and/or regulatory action, could damage our reputation or otherwise materially harm our business, and could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious actors to disrupt our operations or undermine our own security efforts may be costly to implement and may not be successful. Breaches of security in our suppliers' networks, or in cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in claims of liability against us, damage our reputation or otherwise materially harm our business.

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

Issues related to the development and use of artificial intelligence (AI) could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.

We are reviewing the use of AI technology in certain of our business operations, products or services and have released AI enhanced features in cnMaestro X. Our research and development of such technology remains ongoing. AI presents risks, challenges, and unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, deficiencies and/or failures could (i) give rise to legal and/or regulatory action, including with respect to proposed legislation regulating AI in jurisdictions such as the European Union and others, and as a result of new applications of existing data protection, privacy, intellectual property, and other laws; (ii) damage our reputation; or (iii) otherwise materially harm our business. We also face risks of competitive disadvantage if our competitors more effectively use AI to create new or enhanced products or services that we are unable to compete against. In addition, if we elect not to incorporate AI into our products and services offerings, we may be at a competitive disadvantage to those of our competitors who are able to effectively include AI in their products and services, which may cause our products to fail to compete effectively.

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

We outsource manufacture, and in some cases hardware or software design, to third-party manufacturers predominantly in Mexico, Vietnam, Israel and Taiwan, among other locations, previously worked with third-party manufacturers in China, and periodically evaluate manufacturers in other locations. Prosecution of intellectual property infringement and trade secret theft is more difficult in some of these jurisdictions than in the United States. Although our agreements with our third-party manufacturers generally preclude them from misusing our intellectual property and trade secrets, or using our designs to manufacture product for our competitors, we may be unsuccessful in monitoring and enforcing our intellectual property rights and may find counterfeit goods in the market being sold as our products or products similar to ours produced for our competitors using our intellectual property. Although we take steps to stop counterfeits, we may not be successful and network operators who purchase these counterfeit goods may experience product defects or failures, harming our reputation and brand and causing us to lose future sales.

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

Financial and accounting risks

Our cash requirements may require us to seek additional debt or equity financing and we may not be able to obtain such financing on favorable terms, or at all.

Our cash from operations, together with available borrowings under our amended Credit Agreement, may not be sufficient for our future working capital, investments and cash requirements, in which case we would need to seek additional debt or equity financing or scale back our operations. In addition, we may need to seek additional financing to achieve and maintain compliance with specified financial ratios under our Credit Agreement, as amended. We may not be able to access additional capital resources due to a variety of reasons, including the restrictive covenants in our Credit Agreement and the lack of available capital due to global economic conditions. If our financing requirements are not met and we are unable to access additional financing on favorable terms, or at all, our business, financial condition and results of operations could be materially adversely affected.

Our credit facility contains restrictive financial covenants that may limit our operating flexibility. Any failure to comply with all of these financial covenants, could put us in default, which would have an adverse effect on our business and prospects.

Our credit facility contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we, among other things, create or assume certain liens; create, incur or assume additional indebtedness, subject to specified permitted debt; make or hold certain investments, subject to certain exceptions; enter into certain mergers, liquidations, consolidations and other fundamental changes, subject to specified exceptions; make certain sales and other disposition of property or assets, including sale and leaseback transactions, subject to certain conditions and exceptions; make certain payments of dividends, share repurchase and other distributions, subject to certain exceptions; and enter into certain transactions with affiliates. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders or prepay certain amounts under the credit facility. The credit facility also contains certain financial covenants and financial reporting requirements, amended in December 2023. We have in the past, and may in the future, fail to comply with all of the financial or restrictive covenants of our credit facility, requiring a waiver from our lenders. Our obligations under the credit facility are secured by substantially all of our assets. We may not be able to generate or sustain sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the credit facility, and we may in the future be unable to meet our financial covenants, requiring additional waivers that our lenders may be unwilling to grant. Furthermore, our future working capital, proceeds of borrowings or proceeds of equity financings could be required to be used to repay or refinance the amounts outstanding under the credit facility and, therefore, may be unavailable for other purposes. A breach of any of these covenants could result in a default under the credit facility. If the banks accelerate amounts owning under the credit facility because of a default by us, and we are unable to pay such amounts, the bank has the right to foreclose on substantially all of our assets. In the event of a liquidation, our lenders would be repaid all outstanding principal and interest prior to distribution of assets to unsecured creditors, and the holders of our shares would receive a portion of any liquidation proceeds only if all of our creditors, including our lenders, were first repaid in full.

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

Our current controls and any new controls we develop may become inadequate because of growth in our business. Further, weaknesses, including material weaknesses, in our internal controls have been discovered in the past and additional weaknesses may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act beginning with our Annual Report filed for the year ending December 31, 2024, once we cease to be an emerging growth company. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our shares.

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

We have identified a material weakness in our internal controls over financial reporting, and our business may be adversely affected if we do not remediate this material weakness, or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting in the future.

In connection with their evaluation of our disclosure controls and procedures, our chief executive officer and interim chief financial officer concluded that a material weakness exists in our internal control over financial reporting. We have identified two material weaknesses. We have a material weakness related to the design of our internal controls for the accounting of excess and obsolescence reserves and a material weakness related to the accounting interpretation and accounting for the deferred tax asset valuation allowance. Specifically, our processes, procedures and controls related to financial reporting were not effective to ensure there was comprehensive analysis, review of completeness, documentation and accounting review of relevant facts related to these material weaknesses. We have identified a number of measures to strengthen our internal control over financial reporting and address these material weaknesses that we identified and corrected prior to the issuance of the related financial statements. (See Item 9A. Controls and Procedures contained in this report). The existence of one or more material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot product reliable financial reports, investors could lose confidence in our reported financial information, we may be unable to obtain additional financing to operate and expand our business and our business and financial condition could be harmed.

Our indebtedness could expose us to interest rate risk to the extent of our variable rate debt.

Our amended Credit Agreement provides for interest to be calculated based on the secured overnight financing rate (SOFR). The Federal Reserve has increased interest rates in 2022 and 2023 and these increases may continue into 2024 or beyond. Increases in interest rates on which our amended Credit Agreement is based would increase interest rates on our debt, which could adversely impact our interest expense, results of operations and cash flows.

Adverse economic conditions, continuing uncertain economic conditions or reduced information technology and network infrastructure spending may adversely affect our business, financial condition, results of operations and prospects.

Our business depends on the overall demand for wireless network technology and on the economic health and general willingness of our current and prospective end-customers to make those capital commitments necessary to purchase our products. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, inflation, a recession, international trade disputes, political tensions, global pandemics, or a reduction in information technology and network infrastructure spending even if economic conditions improve, have from time to time contributed, and may continue to contribute, to slowdowns in the markets in which we compete, resulting in reduced demand for our products as a result of constraints in capital spending, longer sales cycles, increased price competition for our products including lower sales prices, risk of excess and obsolete inventories, risk of supply constraints, and higher overhead costs as a percentage of revenue and higher interest expense, which could adversely affect our business, financial condition, results of operations and prospects, higher default rates among our distributors, reduced unit sales and lower or no growth. If the conditions in the U.S. and global economies deteriorate, become uncertain or volatile, if inflationary pressures continue, our business, operating results and financial condition may be materially adversely affected. Economic weakness, end-customer financial difficulties, limited availability of credit and constrained capital spending have resulted, and may in the future result, in challenging and delayed sales cycles, slower adoption of new technologies and increased price competition, and could negatively impact our ability to forecast future periods, which could result in an inability to satisfy demand for our products and a loss of market share.

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

In addition, if interest rates rise or foreign exchange rates weaken for our international customers, overall demand for our products and services could decline and related capital spending may be reduced. Furthermore, any increase in worldwide commodity prices may result in higher component prices for us and increased shipping costs, both of which may negatively impact our financial results. A downturn or a recession may also significantly affect financing markets, the availability of capital and the terms and conditions of any financing arrangements, including the overall cost of financing as well as the financial health or creditworthiness of our end customers. Circumstances may arise in which we need, or desire, to raise additional capital, and such capital may not be available on commercially reasonable terms, or at all. Higher interest rates and increased inflation may reduce the ability of our channel partners to stock inventory of our product, decreasing their ability to meet customer demand leading customers to source product from our competitors, as well as reduce capital spending by end users, all of which could adversely impact our revenue, results of operations and our business.

The global macroeconomic environment could be negatively affected by, among other things, epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes between the U.S., China and other countries, inflationary pressures, higher interest rates, instability in the global credit markets, the impact and uncertainty regarding global central bank monetary policy, instability in the geopolitical environment, the Russia-Ukraine conflict, political tensions between Taiwan and China, tensions and war in the Middle East including Israel, and other countries in the Middle East and elsewhere, political demonstrations, and foreign governmental debt concerns which have caused, and are likely to continue to cause, uncertainty and instability in local economies and in global financial markets.

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

Enhanced United States tax, tariff, import/export restrictions, regulations or other trade barriers, including any such restrictions, regulations, or trade barriers adopted by other governments, may have a negative effect on global economic conditions, financial markets and our business.

There is currently significant uncertainty about the future relationship between the United States, and various other countries, most significantly Russia and China, with respect to trade policies, treaties, tariffs and taxes. The U.S. government has and may continue to issue significant changes in U.S. trade policy and may take actions that could negatively impact U.S. trade, such as recent tariffs on imports into the U.S. from China, including communications equipment products and components manufactured and imported from China, and embargoes on products from Russia or Belarus. In response, countries subject to increased tariffs by the U.S. could retaliate, such as with various trade related measures adopted by China including imposing tariffs on imports into China from the United States. Other governments may also adopt trade policies, treaties, tariffs or taxes that may adversely impact our products, or services, increasing our costs or adversely impacting our ability to trade within that country.

The U.S. government has also enacted controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. These new controls also apply to certain hardware containing these specified integrated circuits. Other foreign governments may in turn impose similar or more restrictive controls. The U.S. government continue to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide items to these entities. These controls or any additional restrictions may impact our ability to export certain products to China, prohibit us from selling our products to certain of our customers or restrict our ability to use certain Integrated Circuits (ICs) in our products.

It also is possible that governments will retaliate in ways that could impact our business or that could adversely impact our ability to source products or components, such as semiconductors and other electronics. These restrictions, if adopted by a country from which we source components, could impact the cost of components or inputs used to produce our products.

We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and other countries, what products may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use components for inclusion in our products, if component prices increase significantly or if we are unable to export or sell our products to any of our customers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

If tariffs, trade restrictions, or trade barriers remain in place or if new tariffs, trade restrictions, or trade barriers are placed on products such as ours by U.S. or foreign governments, our costs may increase. We believe we can adjust our supply chain and manufacturing practices to minimize the impact of the tariffs and any impact on the supply chain of components, but our efforts may not be successful, there can be no assurance that we will not experience a disruption in our business related to these or other changes in trade practices and the process of changing suppliers in order to mitigate any such tariff costs could be complicated, time-consuming, and costly.

The tariffs may also cause customers to delay orders as they evaluate where to take delivery of our products in connection with their efforts to mitigate their own tariff exposure. Such delays create forecasting difficulties for us and increase the risk that orders might be canceled or might never be placed. Current or future tariffs may also negatively impact our customers' sales, thereby causing an indirect negative impact on our own sales. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might cause our distributors and customers to place fewer orders for our products, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. Furthermore, we may be unable to effectively comply with trade actions that may be adopted, such as requirements in the Uyghur Forced Labor Prevention Act (UFLPA) adopted by the U.S. government. If we are unable to meet applicable global trade regulations, there is risk that our ability to import components and products may be adversely affected.

Given the relatively fluid regulatory environment globally and uncertainty how the U.S. government or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations.

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

We may be subject to income tax audits in all the jurisdictions in which we operate. The years open for audit vary depending on the tax jurisdiction. In the United States, we are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2020. In the non-U.S. jurisdictions, the tax returns that are open vary by jurisdiction and are generally for tax years between 2019 through 2023. We routinely assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. When assessing such potential exposures and where necessary, we provide a reserve to cover any expected loss. To the extent that we establish a reserve, we increase our provision for income taxes. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that tax liability is greater than the original estimate. If the governing tax authorities have a differing interpretation of the applicable law, a successful challenge of any of our tax positions could adversely affect our financial condition, cash flows and/or results of operations.

Risks related to ownership of our ordinary shares

Because Vector Capital holds a controlling interest in us, the influence of our public shareholders over significant corporate actions will be limited.

Affiliates of Vector Capital directly or indirectly own approximately 51% of our outstanding shares through their ownership of Vector Cambium Holdings (Cayman), L.P., or VCH, L.P. As a result of its controlling interest in us, Vector Capital has the power to:

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

We have substantial operations in Illinois, California, England and India, and our third-party manufacturers are currently predominantly located in Mexico, Vietnam, Taiwan and Israel. Operations in some of these areas are susceptible to disruption due to severe weather, seismic activity, political unrest and other factors. For example, a significant natural disaster, such as an earthquake, a fire or a flood, occurring at the facilities of one of our third-party manufacturers could have a material adverse impact on their ability to manufacture and timely deliver our products. Despite the implementation of network security measures, we also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our solutions. In addition, natural disasters, acts of terrorism or war could cause disruptions in the businesses of our suppliers, manufacturers, network operators or the economy as a whole. To the extent that any such disruptions result in delays or cancellations of orders or impede our ability to timely deliver our products, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the on-going Russia and Ukraine war and the war in the Middle East), and other events (such as economic sanctions and trade restrictions, including those related to the on-going Russia and Ukraine war) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition. Likewise, events such as loss of infrastructure and utilities services such as energy, transportation, or telecommunications could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Information about cybersecurity risks and our risk management processes is collected, analyzed and considered as part of our overall enterprise risk management program. Our cybersecurity program has been built around the National Institute of Standards and Technology (NIST) framework with flexibility to support our product development, deployment, operations, and monitoring. The NIST framework organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover, with an emphasis on prevention, detection and mitigation. We have key Company policies that directly or indirectly relate to cybersecurity matters, including policies relating to antivirus protection, remote access, multifactor authentication, restricted access based upon business need and confidentiality of information, as well as procedures designed to reduce phishing, increase employee awareness of phishing attempts and other activities. The key elements of our efforts to identify, prevent, mitigate, and remediate cybersecurity risks and incidents through our cybersecurity risk management program include:

•
We collect and analyze information about cybersecurity risks as part of our risk management program and monitor and discuss public alerts, threat levels, trends and remediation.
•
All employees receive periodic cybersecurity training and are exposed to phishing simulations designed to educate concerning the recognition of cybersecurity threats.
•
We use various security tools, including internal reporting, monitoring, and bug bounty programs, to identify vulnerabilities in our products.
•
Regular system updates and patching are done to protect our hardware and software against security vulnerabilities.

•
We conduct simulations, drills, and penetration testing to test our defenses and monitor threat levels, including the periodic performance of simulations and tabletop exercises to test our policies, incorporating external resources and advisors as needed.
•
We have controls and procedures in place for prompt escalation of cybersecurity incidents and regularly evaluate and update contingency planning, including plans in the event that a portion of our information resources were to be unavailable due to a cybersecurity incident.
•
We partner with third-party security consultants to review our incident response process and ensure our programs align with industry standards.
•
We assess the cybersecurity preparedness of key vendors, review any reports on system and organizations controls, before onboarding and monitor their vulnerabilities, including any publicly reported vulnerabilities. This process includes risk assessments, security questionnaires, review of vendor security programs, review of available security assessments, reports, and audits. Depending on the nature of the services provided, the sensitivity of the information systems and data at issue, and the type of provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
•
We have a cybersecurity risk insurance policy.

Risk Assessment

While we have not experienced any prior cybersecurity incidents that have materially affected us, including our operations, business strategy, results of operations, or financial condition, we experience cyber-attacks and other attempts to gain unauthorized access to our systems on a regular basis, and we anticipate continuing to be subject to such attempts. Despite our implementation of security measures, (i) our products and services, and (ii) the servers, data centers, and cloud-based solutions on which our and third-party data is stored, are vulnerable to cyber-attacks, data breaches, malware, and disruptions from unauthorized access, tampering or other theft or misuse, including by employees, malicious actors or inadvertent error. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors -Cyber-attacks, data breaches or malware may disrupt our operations, harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business; and cyber-attacks or data breaches on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation or otherwise materially harm our business” and“-Vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation, or otherwise materially harm our business.”

Cybersecurity Governance

Cybersecurity risk is part of management's risk oversight, although periodic reports are made to the board of directors of management's implementation and monitoring of our cybersecurity risks programs. Our board of directors addresses our cybersecurity risk management as part of its general oversight function, and the board receives periodic reports from management on the results of our tabletop exercises designed to test our response to cybersecurity and other business interruption situations. Management will update the board, as necessary, regarding any significant cybersecurity incidents should they occur, following the controls and procedures laid out in our business continuity, disaster recovery, data breach and crisis management plans that are designed to ensure prompt escalation of certain cybersecurity incidents, so that decisions regarding public disclosure and reporting of such incidents can be made by management and the board in a timely manner.

Our cybersecurity team is led by our Vice President, IT, who reports to our Senior Vice President, Operations. Our Vice President, IT, has an M.S. degree in computer science and 31 years of experience in the information technology industry. Our cybersecurity functions include representatives from information technology, information security, legal, impacted product teams or products and other departments as needed. This team reviews enterprise risk management-level and product-based cybersecurity risks. This team is responsible for assessing and managing our material risks from cybersecurity threats and our overall cybersecurity risk management program, and supervises both our internal cybersecurity personnel and any retained external cybersecurity consultants.

Item 2. Properties.

As of December 31, 2023, we occupied approximately 38,000 square feet of office space in Rolling Meadows, Illinois under an operating lease agreement where we have corporate and executive functions, research and development, customer support, operations and administration and finance services. In addition to our headquarters in Rolling Meadows, we lease additional space in the United States, including San Jose, California and Thousand Oaks, California. We also lease office space in various other international geographic locations, including Ashburton, England and Bangalore, India. In addition, we lease sales office space in Miami, Florida, Italy, Dubai, Mexico, Spain and Singapore. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Our office lease for our headquarters in Rolling Meadows, Illinois expires on March 31, 2024. We signed a lease agreement in 2023 for approximately 37,000 square feet of office and laboratory space in Hoffman Estates, Illinois and expect to move our corporate and executive headquarters and certain research and development, customer support, operations and administration and finance activities to these new offices in the first half of 2024.

For additional information regarding obligations under operating leases, see Note 14 - Leases in the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Holders of record

As of December 31, 2023, there were 135 shareholders of record of our ordinary shares. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders. The closing price of our ordinary shares on December 29, 2023 was $6.00 per share as reported on the NASDAQ Global Market.

Recent sale of unregistered securities

None.

Use of proceeds from Initial Public Offering of ordinary shares

Not applicable.

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

Equity compensation plan information

Information regarding the securities authorized for issuance under our equity compensation plans will be included in our Proxy Statement relating to our 2024 annual meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

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

The following graph compares the total cumulative shareholder return on our ordinary shares with the total cumulative return of the Russell 3000 Index and the NASDAQ Composite Index during the period commencing on June 26, 2019, the initial trading day of our ordinary shares, and ending on December 31, 2023. The graph assumes that $100 was invested at the beginning of the period in our ordinary shares and in each of the comparative indices, and the reinvestment of any dividends. Historical share price performance should not be relied upon as an indication of future share price performance.

	6/26/2019	6/28/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/30/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/30/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
Cambium Networks Corporation	100.00	98.87	100.00	90.10	52.06	75.88	173.92	258.56	481.65	498.45	373.09	264.23	243.71	151.03	174.43	223.40	182.68	156.91	75.57	61.86
Russell 3000 (TR)	100.00	101.26	102.44	111.75	89.74	107.87	117.80	135.10	143.67	155.51	155.35	169.77	160.80	133.95	127.97	137.16	147.01	159.34	154.15	172.76
NASDAQ Composite (TR)	100.00	101.23	101.41	114.05	99.07	128.50	142.94	165.28	170.16	186.63	186.20	201.94	183.87	142.91	137.32	136.23	159.46	180.27	173.17	197.05

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

Overview

Cambium Networks is a global technology company that designs, develops, and manufactures wireless and fiber broadband and enterprise networking infrastructure solutions for a wide range of applications, including broadband access, wireless backhaul, IoT, public safety communications, and Wi-Fi access. Our products are used by businesses, governments, and service providers to build, expand and upgrade broadband networks. Our product lines fall into three broad, interrelated categories: Fixed Wireless & fiber Broadband (FWB), Enterprise networking, and Subscription and Services. The FWB portfolio spans point-to-point (PTP) and point-to-multi-point (PMP) architectures over multiple standards, including IEEE 802.11 and 3GPP (Third Generation Partnership Program) and frequency bands, including licensed, unlicensed, and lightly licensed spectrum, and fiber products. In the third quarter of 2023, we introduced and had our first commercial shipments of a passive optical networking (PON) solution, supporting Gigabit PON (GPON) and XGS-PON (also known as 10G-PON or G987). The Enterprise portfolio includes Wi-Fi access points, and other networking devices.

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

Trends impacting our business

During 2023, although we experienced an overall improvement in the supply constraints that had persisted industry-wide for multiple periods prior to 2023, we identified an increase in channel inventories, particularly of our Enterprise products, as channel partners had increased purchases in prior periods in order to meet the supply constraints. As a result, we experienced a reduction in customer purchases during 2023 as customers reduced purchases to right-size their inventories or reduce capital spending, as well as an increase in stock rotations. We also experienced softened demand in part due to macroeconomic factors such as higher interest rates, inflation and concerns about a global economic slow-down. This has negatively impacted our net revenues during 2023 and may continue to negatively impact net revenues into the first half of 2024. To reduce excess channel inventories, during the fourth quarter of 2023 we provided additional discounts and other incentives to our customers, which reduced our revenue in the quarter by $11.0 million. In addition, in 2023, we have increased our provision for inventory excess and obsolescence by $16.6 million and increased our loss on supplier commitments by $12.8 million due to a decrease in demand to offset the risk that technology shifts could result in this increased inventory becoming obsolete before it is deployed.

Starting in the second quarter and continuing through the fourth quarter of 2023, revenue from our Enterprise products declined, partly resulting from increased competition as a result of readily available component supply reducing our prior advantage in supply and order fulfillment, aggressive pricing by our competitors and poor macroeconomic conditions in our primary markets resulting in lower order volumes from our distributors. Additionally, revenues decreased due to a delay in government defense orders due to U.S. Federal budgetary timing issues impacting the PTP business; sluggish revenues in the PMP business, which is expected to continue until the FCC's approval and subsequent ramp of sales of Cambium's 6 GHz products; a decrease in orders due to excess channel inventory and an increase in stock rotations from distributors in the Enterprise business; and continued economic headwinds, particularly in EMEA.

We have taken and continue to take actions to address these issues, including actions to reduce inventory of our Enterprise products as well as to reduce our operating costs to improve profitability and cash flow. We also continue to work closely with our contract manufacturers and supply chain partners to balance production to market demand.

We continue to monitor the impact of macroeconomic factors, including a potential global recession, inflationary pressures, and growing political tensions as a result of the Russia-Ukraine conflict, the recent rapidly accelerating conflict in Israel and Gaza, and escalating tensions between China and Taiwan, and associated tensions between the U.S. and China. We also believe that our customers continue to grapple with the impact of these macroeconomic factors on their businesses and future investment plans, resulting in business uncertainty and a more constrained approach to forecasts and orders. Any prolonged economic disruptions, further deterioration in the global economy or outbreaks of international hostilities could have a negative impact on demand from our customers in future periods.

The impact of reverse globalization, including a more nationalistic trend globally leading to increasing government requirements for domestically produced products or limiting the sourcing of components and other products from China and elsewhere, has led us to limit our reliance on third-party manufacturers in China and have moved manufacturing to other locations, which could cause disruptions in our supply operations.

Basis of presentation

Revenues

Our revenues are generated primarily from the sale of hardware products with essential embedded software. Our revenues also include amounts for software products, extended warranty on hardware products and subscription services. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met and is measured based on the consideration to which we expect to be entitled based on customer contracts. Revenues are adjusted for variable consideration amounts, including but not limited to estimated stock returns, discounts, rebates and cooperative marketing allowances that we provide to distributors. Our revenue was impacted in the fourth quarter of 2024 by $11.0 million of incentives, mostly related to enterprise products, offered to distributors to help reduce channel inventories. The largest decrease in revenues was in our enterprise product category driven by lower demand due to high channel inventories and slowing economies along with increased stock rotations and the aforementioned incentives. We recognize subscription services revenue ratably over the term in which the services are provided and our performance obligation is satisfied. We provide a standard warranty on our hardware products, with the term depending on the product, and record a liability for the estimated future costs associated with potential warranty claims. In addition, we also offer extended warranties for purchase and represents a future performance obligation for us. The extended warranty is included in deferred revenues and is recognized on a straight-line basis over the term of the extended warranty.

Cost of revenues and gross profit

Our cost of revenues is comprised primarily of the costs of procuring finished goods from our third-party manufacturers, third-party logistics and warehousing provider costs, freight costs and warranty costs. We outsource our manufacturing to third-party manufacturers located primarily in Mexico, Vietnam, Israel and Taiwan. Cost of revenues also includes costs associated with supply operations, including personnel related and allocated overhead costs, provision for excess and obsolete inventory, third-party license costs and third-party costs related to services we provide. Cost of revenues also includes amortization of capitalized software costs associated with products marketed to be sold.

Gross profit has been and will continue to be affected by various factors, including changes in product mix. The margin profile of products within each of our core product categories can vary significantly depending on the operating performance, features and manufacturer of the product. Generally, our gross margins on backhaul and fixed wireless access point products are greater than those on our CPE products. Because the ratio of CPE to PTP and PMP access points typically increases as network operators build out the density of their networks, increases in follow-on sales to network operators as a percentage of our total sales typically have a downward effect on our overall gross margins. Finally, gross margin will also vary as a function of changes in pricing due to competitive pressure, our third-party manufacturing and other production costs, cost of shipping and logistics, provision for excess and obsolete inventory and other factors. We expect our gross margins will fluctuate from period to period depending on the interplay of these various factors. In 2023, we recorded $16.6 million for excess and obsolescence, a $12.8 million increase from 2022, and $12.8 million loss on supplier commitments, a $12.3 million increase from 2022.

Operating expenses

We classify our operating expense as research and development, sales and marketing, and general and administrative expense. Personnel costs are the primary component of each of these operating expense categories, which consist of personnel costs such as salaries, sales commissions, benefits, and bonuses, as well as share-based compensation expense. Depreciation and amortization of long-lived assets is separately disclosed in the statements of operations.

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

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations for the year ended December 31, 2022 compared to the year ended December 31, 2023:

	Years ended December 31,
(in thousands)	2022	2023
Statements of Operations Data:
Revenues	$296,899	$220,195
Cost of revenues	151,759	151,364
Gross profit	145,140	68,831
Operating expenses
Research and development	49,865	53,478
Sales and marketing	44,452	42,599
General and administrative	24,982	27,398
Depreciation and amortization	5,961	6,210
Total operating expenses	125,260	129,685
Operating income (loss)	19,880	(60,854)
Interest expense, net	1,977	2,521
Other (income) expense, net	(114)	271
Income (loss) before income taxes	18,017	(63,646)
(Benefit) provision for income taxes	(2,183)	13,774
Net income (loss)	$20,200	$(77,420)

	Years ended December 31,
	2022	2023
Percentage of Revenues:
Revenues	100.0%	100.0%
Cost of revenues	51.1%	68.7%
Gross margin	48.9%	31.3%
Operating expenses
Research and development	16.8%	24.3%
Sales and marketing	15.0%	19.3%
General and administrative	8.4%	12.5%
Depreciation and amortization	2.0%	2.8%
Total operating expenses	42.2%	58.9%
Operating income (loss)	6.7%	(27.6)%
Interest expense, net	0.7%	1.1%
Other (income) expense, net	(0.1)%	0.2%
Income (loss) before income taxes	6.1%	(28.9)%
(Benefit) provision for income taxes	(0.7)%	6.2%
Net income (loss)	6.8%	(35.1)%

The following is the discussion and analysis of changes in the financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. The discussion and analysis of 2022 and changes in the financial condition and results of operations for the year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II, Item 7 of our Annual report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on February 27, 2023, which is incorporated by reference to this Part II, Item 7 of this Annual Report on Form 10-K.

Comparison of the year ended December 31, 2022 to the year ended December 31, 2023

Revenues

	Years ended December 31,		Change
(dollars in thousands)	2022	2023	$	%
Revenues	$296,899	$220,195	$(76,704)	(25.8)%

Revenues decreased $76.7 million, or 25.8% from $296.9 million in 2022 to $220.2 million in 2023, and were impacted in the fourth quarter of 2023 by $11.0 million of incentives, mostly related to enterprise products, provided to distributors to help reduce channel inventories. The largest decrease in revenues was in our enterprise product category driven by lower demand due to high channel inventories and slowing economies along with increased stock rotations and the aforementioned incentives. Revenues also decreased in our point-to-multi-point product category primarily driven by lower demand from service providers awaiting the addition of 6 GHz spectrum. Revenues increased in our point-to-point product category, mostly in North America, as a result of increased demand for defense products for federal governments.

Revenues by product category

	Years ended December 31,		Change
(dollars in thousands)	2022	2023	$	%
Point-to-Multi-Point	$114,941	$95,197	$(19,744)	(17.2)%
Point-to-Point	67,083	80,765	13,682	20.4%
Enterprise	109,844	39,097	(70,747)	(64.4)%
Other	5,031	5,136	105	2.1%
Total revenues by product category	$296,899	$220,195	$(76,704)	(25.8)%

Point-to-Multi-Point

Our PMP product line comprised 39% of total revenues for 2022 and 43% of total revenues for 2023. The decline in PMP revenue was driven by slower network buildouts in North America ahead of an expected product transition to 6 GHz technology and lower demand in Europe, Middle East, Africa slightly offset by higher demand from our service providers for our 28 GHz fixed 5G, 60 GHz and fiber products.

Point-to-Point

PTP revenues increased across all regions, mostly driven by increased revenues in North America and Europe, Middle East, Africa as a result of increased demand for defense products for federal governments.

Enterprise

Enterprise revenues decreased $70.7 million, or 64.4% from 2022 to 2023. Enterprise revenues decreased in all regions, with the largest decrease in Europe, Middle East, Africa. Although the constraints in our product supply chain have eased, enterprise revenues have decreased as our prior advantage in supply and order fulfillment has diminished and revenues have been negatively impacted by high levels of inventory in the channel, increased competition and aggressive pricing by our competitors. Revenues were also impacted, especially in the third and fourth quarter of 2023, by higher stock rotations and additional discounts offered to our distributors to reduce channel inventory.

Revenues by geography

	Years ended December 31,		Change
(dollars in thousands)	2022	2023	$	%
North America	$133,897	$131,943	$(1,954)	(1.5)%
Europe, Middle East, Africa	90,883	44,169	(46,714)	(51.4)%
Caribbean and Latin America	31,223	20,729	(10,494)	(33.6)%
Asia Pacific	40,896	23,354	(17,542)	(42.9)%
Total revenues by geography	$296,899	$220,195	$(76,704)	(25.8)%

Revenues decreased in 2023 compared to 2022 in all regions, with the largest decrease in Europe, Middle East, Africa. The decrease in revenues in North America was driven mostly by decreased enterprise revenues due to lower demand as a result of high levels of inventory in the channels, higher levels of stock rotation and increased discounting, mostly offset by higher PTP revenues as a result of higher demand for defense products. The decrease in revenues in Europe, Middle East, Africa was driven mostly by decreased enterprise revenues due to high levels of channel inventory and decreased PMP revenues as technology is expected to move to new gigabit technologies within our product portfolio, partially offset by increased PTP revenues due to higher demand from defense business. The decrease in revenues in Caribbean and Latin America revenues was driven mostly by decreased PMP revenues due to lower demand and decreased enterprise revenues as a result of lower demand due to high levels of inventory in the channels and increased incentives provided to distributors to reduce channel inventory. The decrease in revenues in Asia Pacific was driven mostly by decreased enterprise revenues as a result of lower demand due to high levels of inventory in the channels and decreased PMP revenues.

Cost of revenues and gross margin

	Years ended December 31,		Change
(dollars in thousands)	2022	2023	$	%
Cost of revenues	$151,759	$151,364	$(395)	(0.3)%
Gross margin	48.9%	31.3%		(1760) bps

Cost of revenues decreased $0.4 million, or 0.3%, from $151.8 million for 2022 to $151.4 million for 2023. The decrease in cost of revenues was primarily due to decreased revenues and lower productions costs due to decreases in component charges as a result of improved availability of components, mostly offset by an increase in excess and obsolescence mostly as a result of high levels of enterprise inventories industry wide and in our channel and increase in loss on supplier commitments as a result of our obligations relating to overestimates in forecast demand. For 2023, we recorded $16.6 million for excess and obsolescence, a $12.8 million increase from 2022, and $12.8 million for loss on supplier commitments, a $12.3 million increase from 2022.

Gross margin decreased from 48.9% in 2022 to 31.3% in 2023. The decrease reflects decreased revenues from higher margin products, the impact from the above mentioned increases in excess and obsolescence and loss on supplier commitments, $11.0 million of additional incentives provided to distributors, and increased freight and supply operations costs as a percentage of revenue. Gross margin benefited from lower production costs due to decreases in component charges as a result of increased availability of components.

Operating expenses

	Years ended December 31,		Change
(dollars in thousands)	2022	2023	$	%
Research and development	$49,865	$53,478	$3,613	7.2%
Sales and marketing	44,452	42,599	(1,853)	(4.2)%
General and administrative	24,982	27,398	2,416	9.7%
Depreciation and amortization	5,961	6,210	249	4.2%
Total operating expenses	$125,260	$129,685	$4,425	3.5%

Research and development

Research and development expense increased $3.6 million, or 7.2%, from $49.9 million in 2022 to $53.5 million in 2023. As a percentage of revenues, research and development expenses increased from 16.8% in 2022 to 24.3% in 2023. Research and development expense increased mainly due to $3.4 million higher employee-related expense due to increased headcount, $2.0 million of restructuring expenses incurred in 2023, $0.7 million higher outside contractor spend, $0.5 million higher shared lease and IT expenses due to increase in leased space and headcount and $0.2 million higher travel-related expense. These increases were partially offset by $1.8 million higher capitalized software costs due to an increase in projects eligible for capitalization, $0.8 million lower engineering material spend based on timing of projects and $0.7 million decrease in corporate bonus expense as we failed to meet bonus targets.

Sales and marketing

Sales and marketing expense decreased $1.9 million, or 4.2%, from $44.5 million in 2022 to $42.6 million in 2023. As a percentage of revenues, sales and marketing expense increased from 15.0% in 2022 to 19.3% in 2023. The decrease in sales and marketing expense was primarily due to $3.4 million lower variable compensation expense due to lower revenues along with $0.2 million lower homologation and regulatory testing expense and $0.2 million lower trade show and marketing-related spend. These decreases were partially offset by $1.0 million higher employee-related expense, $0.5 million higher outside contractor spend, $0.4 million of restructuring expenses incurred in 2023, $0.3 million higher travel-related spend and $0.2 million lower corporate bonus expense as we failed to meet bonus targets.

General and administrative

General and administrative expense increased $2.4 million, or 9.7%, from $25.0 million in 2022 to $27.4 million in 2023. As a percentage of revenues, general and administrative expense increased from 8.4% in 2022 to 12.5% in 2023. The increase in general and administrative expense was primarily due to $1.0 million of expenses incurred in 2023 as part of the Chief Executive Officer transition, $0.8 million higher share-based compensation expense due to new employee equity grants issued, $0.5 million higher employee-related expense due to increased headcount, $0.4 million higher audit and tax fees, $0.3 million higher software and subscription purchases and $0.2 million higher legal expenses. These increases were offset by $0.9 million lower insurance expense in 2023.

Depreciation and amortization

Depreciation and amortization expense increased $0.2 million, or 4.2%, from $6.0 million in 2022 to $6.2 million in 2023. The slight increase in depreciation and amortization was mostly driven by the increase in depreciation on new assets placed in service offset by a decrease in amortization of finite-lived intangibles and purchased software.

Interest expense, net

	Years ended December 31,		Change
(dollars in thousands)	2022	2023	$	%
Interest expense, net	$1,977	$2,521	$544	27.5%

Interest expense increased $0.5 million, or 27.5% from $2.0 million in 2022 to $2.5 million in 2023. The increase was primarily due to an increase in the interest rate on the term loan partially offset by higher interest received.

Other (income) expense, net

	Years ended December 31,		Change
(dollars in thousands)	2022	2023	$	%
Other (income) expense, net	$(114)	$271	$385	(337.7)%

Other (income) expense, net changed from income of $0.1 million in 2022 to expense of $0.3 million in 2023. The change is primarily associated with foreign currency fluctuations.

(Benefit) provision for income taxes

	Years ended December 31,		Change
(dollars in thousands)	2022	2023	$	%
(Benefit) provision for income taxes	$(2,183)	$13,774	$15,957	(731.0)%
Effective income tax rate	(12.1)%	(21.6)%

Our tax provision changed from a tax benefit of ($2.2) million in 2022 to a tax provision of $13.8 million for 2023. The effective tax rates for the years ended December 31, 2022 and 2023 were (12.1)% and (21.6)%, respectively. For the year ended December 31, 2023, our income tax (benefit) provision changed by $16.0 million from the year ended December 31, 2022 primarily due to a change to our income tax benefit at the U.S. statutory tax rate of $13.4 million in 2023 versus a tax expense of $3.8 million in 2022, a tax expense due to an increase in the valuation allowance of $34.5 million primarily as a result of the recognition of a valuation allowance on the UK loss and a tax benefit of $1.9 million on revaluation of UK deferred tax assets at a higher rate. For the year ended December 31, 2022, the Company’s effective tax rate of (12.1)% differed from the U.S. statutory rate of 21.0% primarily due to research and development tax credits of $2.8 million, a benefit on Foreign Derived Intangible Income of $2.3 million, and a tax benefit of $0.9 million on revaluation of the UK deferred tax assets at a higher tax rate. For the year ended December 31, 2023, the Company’s effective tax rate of (21.6)%. The effective tax rate differed from the U.S. statutory rate of 21.0% primarily due to a tax expense on the valuation allowance in 2023 of $35.4 million. See Note 11 - Income taxes in the Notes to the Consolidated Financial Statements for more information related to income taxes.

Liquidity and Capital Resources

As of December 31, 2023, we had a cash balance of $18.7 million. Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures. We believe our existing cash, operating cash flow and revolving credit facilities provide us with the financial flexibility needed to meet these needs over at least the next 12 months. We continue to focus on cost management, operating efficiency and efficient discretionary spending. In addition, if necessary, we expect to leverage our revolving credit facility to manage our working capital needs in the near future. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We expect to regularly assess our liquidity needs and market conditions and may raise additional equity or incur additional debt if and when our board of directors, determines that doing so is in our best interest.

As of December 31, 2023, we had $25.4 million outstanding principal debt on our term loan, including the current portion of $3.3 million. As of December 31, 2023, we had $45.0 million available under our revolving credit facility, with no amounts drawn thereunder. For 2022 and 2023, in accordance with the terms of our credit facility with Bank of America, all quarterly principal and interest payments have been made.

On December 29, 2023, we entered into the Second Amendment to our Credit Agreement (the "Second Amendment"), which amends the credit agreement, dated as of November 17, 2021 (the "BofA Credit Agreement", the BofA Credit Agreement as amended prior to the date of the Second Amendment, the "Existing Credit Agreement", and the Existing Credit Agreement, as amended by the Second Amendment, the "Amended Credit Agreement") with Bank of America, N.A., as Administrative Agent, a Lender, Swingline Lender and and L/C Issuer and the other Lenders party thereto from time to time. The Second Amendment amends the Existing Credit Agreement by, among other things, establishing a covenant relief period, which began on December 31, 2023 and ends on November 30, 2024, ("Covenant Relief Period") during which time we are (a) required to maintain certain Liquidity as provided in the Amended Credit Agreement, (b) required to maintain certain levels of Consolidated EBITDA as provided in the Amended Credit Agreement, (c) required to provide certain additional financial reporting to the Administrative Agent and (d) not required to meet (or, during such period, test) our Consolidated Leverage Ratio or Consolidated Fixed Charge Coverage Ratio. Additionally, the Second Amendment provides that, during the Covenant Relief Period, (x) the Applicable Rate of interest being incurred on any outstanding Loans is increased to 3.25% per annum for Term SOFR Loans and 2.25% per annum for Base Rate Loans, (y) the commitment fee for undrawn commitments is increased to 0.35% and (z) the ability of the Loan Parties to make certain Investments, Dispositions and Restricted Payments, in each case, is limited as more fully set forth in the Amended Credit Agreement.

The maturity date of the Revolving Facility and Term Facility remains unchanged, with both the Revolving Facility and the Term Facility terminating (as applicable), and all amounts outstanding thereunder becoming due and payable in full, on November 17, 2026 (the “Maturity Date”).

As was the case in the Existing Credit Agreement, the Amended Credit Agreement provides that we have the option to borrow Revolving Loans under the Revolving Facility in the form of either Base Rate Loans or Term SOFR Loans. Any outstanding principal amounts of Term SOFR Loans that may be borrowed under the Revolving Facility will bear interest at the same rates as described above.

We were in compliance with all financial covenants under the Amended Credit Agreement at December 31, 2022 and 2023.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2023
Cash used in operating activities	$(3,054)	$(16,952)
Cash used in investing activities	$(9,245)	$(11,225)
Cash provided by (used in) financing activities	$1,245	$(1,269)

Cash flows from operating activities

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

Net cash used in operating activities for 2023 of $17.0 million consisted primarily of net loss of $77.4 million, adjustments for depreciation and amortization of $9.4 million, share-based compensation expense of $11.6 million and increase in provision for inventory excess and obsolescence of $16.6 million and a $9.1 million decrease in deferred income taxes along with changes in operating assets and liabilities that resulted in net cash inflows of $14.3 million. The changes in operating assets and liabilities consisted primarily of a $32.0 million decrease in accounts receivable due to lower revenues, along with $12.5 million increase in accrued liabilities, mostly related to the increase in customer reserves and liability associated with the loss on supplier commitment, $6.7 million increase in other assets and liabilities, mostly driven by an increase in deferred revenues and $5.3 million decrease in prepaid expenses due to lower prepayments made to suppliers to procure inventory offset by a $26.4 million increase in inventories, mostly due to lower enterprise revenues due to high channel inventories, $13.6 million decrease in accounts payable due to timing of purchases and payments, and $2.2 million decrease in accrued employee compensation mostly due to lower accruals for our corporate bonus and sales incentive programs as a result of failure to meet metrics underlying our incentive compensation payable to employees.

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

Net cash used in financing activities of $1.3 million for 2023 was primarily due to principal payments of $2.6 million on our term loan and $0.7 million of taxes paid on net share settlement of equity awards and a $0.1 million payment of debt issuance costs incurred with our entry into the Amended Credit Agreement. These outflows are partially offset by $1.7 million in proceeds from the issuance of ordinary shares under our employee share purchase program and $0.5 million of proceeds received from the exercise of share options.

Debt

On November 17, 2021, we established a new credit facility with Bank of America ("BofA Credit Agreement"). The BofA Credit Agreement allows for total borrowings of $75.0 million, which includes a $30.0 million term loan and a revolving loan of $45.0 million. On November 17, 2021, we borrowed the entire $30.0 million term loan. As of December 31, 2023, we had $25.4 million outstanding principal debt on our term loan, including the current portion of $3.3 million. As of December 31, 2023, the Company had $45.0 million available under the revolving commitments, with no amounts drawn thereunder.

In accordance with the terms of the BofA Credit Agreement, commencing with the quarter ended March 31, 2022, we began paying quarterly principal payments of approximately $0.7 million on our term loan.

On December 29, 2023, we entered into the Second Amendment to our Credit Agreement (the "Second Amendment"), which amends the BofA Credit Agreement (the BofA Credit Agreement as amended prior to the date of the Second Amendment, the "Existing Credit Agreement", and the Existing Credit Agreement, as amended by the Second Amendment, the "Amended Credit Agreement") with Bank of America, N.A., as Administrative Agent, a Lender, Swingline Lender and an L/C Issuer and the other Lenders party thereto from time to time. The Second Amendment amends the Existing Credit Agreement by, among other things, establishing a covenant relief period which begins on December 31, 2023 and ends on November 30, 2024 ("Covenant Relief Period") during which time we are (a) required to maintain certain Liquidity as provided in the Amended Credit Agreement, (b) required to maintain certain levels of Consolidated EBITDA as provided in the Amended Credit Agreement, (c) required to provide certain additional financial reporting to the Administrative Agent and (d) not required to meet (or, during such period, test) our Consolidated Leverage Ratio or Consolidated Fixed Charge Coverage Ratio. Additionally, the Second Amendment provides that, during the Covenant Relief Period, (x) the Applicable Rate of interest being incurred on any outstanding Loans is increased to 3.25% per annum for Term SOFR Loans and 2.25% per annum for Base Rate Loans, (y) the commitment fee for undrawn commitments is increased to 0.35% and (z) the ability of the Loan Parties to make certain Investments, Dispositions and Restricted Payments, in each case, is limited as more fully set forth in the Amended Credit Agreement.

The maturity date of the Revolving Facility and Term Facility remains unchanged, with both the Revolving Facility and the Term Facility terminating (as applicable), and all amounts outstanding thereunder, becoming due and payable in full, on November 17, 2026 (the “Maturity Date”). For a detailed discussion of our current credit facilities, refer to Note 6, Debt in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Summary of contractual obligations

We lease office space and equipment under operating leases that run through 2037. Additionally, our BofA Credit Agreement matures and becomes due and payable in November 2026.

A summary of our contractual obligations at December 31, 2023 are as follows (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations (1)	$1,944	$4,614	$3,265	$6,730	$16,553
Term credit facility (2)	3,281	22,125	—	—	25,406
Term credit facility interest (2)	2,108	2,801	—	—	4,909
Purchase obligations (3)	103,570	90	—	—	103,660
Total	$110,903	$29,630	$3,265	$6,730	$150,528
(1)
These amounts represent the undiscounted remaining lease payments. For a detailed discussion on our operating leases, refer to Note 14, Leases, in Notes to Consolidated Financial Statements in Item 8 of part II of this Annual Report on Form 10-K.
(2)
These amounts represent the scheduled principal payments based on their contractual maturities related to our term loan with Bank of America and interest payments based on the all-in interest rate in effect on December 31, 2023 of 8.7227% through February 2025 and then reduced to 7.2277% when the applicable rate is reduced from 3.25% to 1.75%. For a detailed discussion of our credit facilities, refer to Note 6, Debt, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.
(3)
These amounts represents purchases included on open purchase orders for goods or services that have not yet been received and supplier commitments based on demand plans at December 31, 2023, primarily for inventory-related and component purchases with our suppliers. This also includes the $12.9 million loss on commitments which is included in Accrued liabilities on our consolidated balance sheet.

In addition to the contractual obligations noted above, we expect our spend for capital expenditures will remain consistent with 2023. We believe that cash generated from operations, together with existing sources of liquidity, will satisfy the cash requirements for these contractual obligations.

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

Recognition of revenues

Our revenues are generated primarily from the sale of hardware products, with essential embedded software. Our revenues also include limited amounts for software products, extended warranty on hardware products and subscription services. Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration we expect to receive in exchange for those products. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met. Revenues are recognized net of estimated stock returns, volume-based rebates, cooperative marketing allowances, and other incentives that we provide to distributors. Estimated stock rotations, volume-based rebates and cooperative marketing allowances are based on historical experience together with any known future business trends. In determining estimates, variable consideration is estimated at the expected value based on management's analysis of historical data, channel inventory levels, current economic trends and changes in customer demand. Variable consideration estimates are continuously assessed such that is probable that a significant reversal of revenue will not occur. We recognize revenues on extended warranty on a straight-line basis over the term of the extended warranty. We recognize subscription services revenue ratably over the term in which the services are provided and our performance obligation is satisfied. We determine the appropriate revenue recognition for our contracts with customers by analyzing the type, terms and conditions of each contract or arrangement. Certain of our contracts have multiple performance obligations for which we allocate the transaction price to each performance obligation based on the standalone selling price of each distinct product or service in the contract. The standalone selling price is the price at which we expect to be entitled to in exchange for transferring the promised good or service to the customer. The best evidence of standalone selling price is the observable price of a product or service when the Company sells that product or service separately in similar circumstances and to similar customers. In certain cases, the standalone sales price is not directly observable, and we estimate the transaction price allocated to each performance obligation using the expected cost plus margin approach. When, or as, a performance obligation is satisfied, we recognize as revenue the amount of the transaction price that is allocated to that performance obligation. The transaction price recognized excludes an estimate for the consideration related to products we expect to be returned or amounts we expect to refund.

Inventory and inventory valuation

Inventories are stated at the lower of cost or net realizable value. In determining the cost of raw materials, consumables and goods purchased for resale, the weighted average purchase price is used. For finished goods, cost is computed as production cost including capitalized inbound freight costs.

The valuation of inventory requires us to estimate excess or obsolete inventory. The determination of excess or obsolete inventory is estimated based on a comparison of the quantity and cost of inventory on hand to our forecast of customer demand, and in consideration of historical usage and requires significant management judgment. We also consider the rate at which new products will be accepted in the marketplace and how quickly customers will transition from older products to newer products. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on our gross margin. The actual amount of inventory written off in future periods will likely differ from the inventory excess and obsolete provisions reflected in our consolidated balance sheets due to difference between estimated and actual future demand, which could have a material effect on our net inventory as reported in our consolidated financial statements. Any adjustments to the valuation of inventory are included in cost of revenues. We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. We regularly evaluate our exposure for inventory write-downs, and the adequacy of our liability for purchase commitments.

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

Goodwill

Goodwill is tested for impairment annually on December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our one reporting unit below its carrying amount. We first perform a qualitative triggering event assessment which considers significant events and circumstances including the excess of prior year estimates of fair value compared to carrying amount, historical trends and current results, assumptions regarding future performance, operating income or cash flows, strategic initiatives and overall economic factors, including significant negative market or industry trends and macro-economic developments, and sustained declines in our share price or market capitalization, considered in both absolute terms and relative to peers to determine whether any of these may indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. If we determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further goodwill impairment testing is required. If indicators of impairment are identified, a quantitative impairment test is performed.

We performed a qualitative assessment for 2023 and evaluated whether there were goodwill triggering events that occurred and determined there were not. In particular, we considered our share price declines that resulted in a historic low for the year. We continue to monitor market capitalization and assess potential goodwill impairment triggering events, including the continued impact of slower demand, higher channel inventory and sustained decreases in our share price. If triggering events occur, we will perform a goodwill impairment assessment that may indicate impairment in a future period.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

With the cessation of US Dollar LIBOR tenors, we amended our BofA Credit Agreement in June 2023, to replace the US Dollar LIBOR with the Term Secured Overnight Financing Rate, or Term SOFR. This change was applicable to the outstanding debt under our term loan facility and our revolving credit facility, which as of December 31, 2023 was $25.4 million and $0.0 million, respectively. We are exposed to interest rate risk from fluctuations in Term SOFR that is a component of the interest rate used to calculate interest expense on the debt.

Interest accrues on the outstanding principal amount of the term loan on a quarterly basis and is equal to the Term SOFR rate per annum determined by reference to the 1-month, 3-month or 6-month SOFR rate as selected by the Company, plus an applicable margin. On December 29, 2023, we entered into a second amendment to our credit agreement with Bank of America which increased the applicable margin from 1.75% to 3.25% and will remain at this rate for the duration of the covenant relief period, as defined in the amendment. At December 31, 2023, the effective interest rate on the term loan was 9.2%. A hypothetical 100-basis point increase in interest rates, and assuming a constant applicable margin and required principal payments, would result in an additional $0.3 million in interest expense related to our external debt per year.

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

Credit risk

We consider the credit risk of all customers and regularly monitor credit risk exposures in our trade receivables. Our standard credit terms with our customers are generally net 30 to 60 days. We had one customer representing more than 10% of trade receivables at December 31, 2022 and 2023. In addition, we had two customers representing more than 10% of revenues for the years ended December 31, 2021 and 2023 and one customer representing more than 10% of revenues for the year ended December 31, 2022.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded, that as of December 31, 2023, there were two control deficiencies in our internal control over financial reporting which constituted material weaknesses, and accordingly, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of, and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management based its assessment on criteria established in “Internal Control Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2023, due to the material weakness described below.

Based on this assessment, our management concluded that our control environment was ineffective in identifying changes in risk and designing internal controls that are responsive to risks. As a result, certain process-level controls related to the determination of our inventory excess and obsolescence reserve and recoverability of deferred tax assets were not designed effectively in that they were not designed to appropriately evaluate methodology and assumptions, operate with a sufficient level of precision, nor adequately address information utilized in the performance of the controls.

The control deficiencies resulted in material errors to our inventory excess and obsolescence reserve and deferred tax asset valuation allowance that have been corrected in the consolidated financial statements as of and for the year ended December 31, 2023. Furthermore, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2023.

If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal controls over financial reporting could result in material misstatements in our consolidated financial statements or a failure to meet our reporting and financial obligations.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for “emerging growth companies”.

Management's Plan to Remediate the Material Weakness

Management, with oversight from the Audit Committee of our Board of Directors, is taking steps to remediate the control deficiencies which resulted in the material weaknesses described above by implementing changes to our internal control over financial reporting. Our plans for remediation include, but are not limited to, the efforts summarized below:

•
We are engaging a third-party advisor to assist management in making improvements over evaluating and documenting our assessment of excess and obsolescence reserves.
•
Enhancing or designing and implementing controls over the completeness and accuracy of information used in financial reporting and forecasted financial results, particularly as it relates to our assessment of underlying assumptions about demand for our products, together with procedures and documentation to corroborate our assessment of the underlying assumptions about demand for our products.
•
We are engaging a third-party advisor to assist management in making improvements to our evaluation and documentation of accounting for deferred tax valuation allowances.
•
Enhancing or designing and implementing controls over the accounting for income taxes to ensure the appropriate recording of deferred income taxes, deferred tax valuation allowances and related disclosures.

We expect to continue our efforts to remediate the material weakness as described above through fiscal year 2024. We believe that the implementation of the above steps will allow us to address the deficient controls within our internal controls environment, which will facilitate the remediation of the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, we will take additional measures to address control deficiencies and we may modify certain of the remediation measures described above. Following our design and implementation of our remediation efforts, we will need to demonstrate their operating effectiveness. We will not be able to consider the material weakness remediated until the applicable remedial controls operate for a sufficient period of time and our management has concluded, through testing, that our controls are operating effectively.

Changes in Internal Control

We are working towards implementing processes and procedures to address the material weaknesses noted above. There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act for the year ended December 31, 2023 other than the identification of the material weaknesses and the remediation plan disclosed above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

None.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Part III, Item 10, will be included in our Proxy Statement relating to our 2024 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by Part III, Item 11, will be included in our Proxy Statement relating to our 2024 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information required by Part III, Item 12, will be included in our Proxy Statement relating to our 2024 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Part III, Item 13, will be included in our Proxy Statement relating to our 2024 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by Part III, Item 14, will be included in our Proxy Statement relating to our 2024 annual meeting of shareholders to be filed with the SEC within 120 days after the end of our year ended December 31, 2023, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

1.1	Underwriting Agreement dated December 3, 2020 by and among Cambium Networks Corporation, the Underwriters and the Selling Shareholders	8-K	001-38952	1.1	December 4, 2020

3.1	Form of Amended and Restated Memorandum and Articles of Association to be effective upon completion of this offering	S-1/A	333-231789	3.1	June 13, 2019

4.1	Form of Ordinary Share Certificate of Registrant	S-1/A	333-231789	4.1	June 24, 2019

4.2	Form of Shareholders Agreement by and among Registrant and certain security holders of Registrant to be effective upon completion of this offering	S-1/A	333-231789	4.2	June 13, 2019

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934	10-K	001-38952	4.3	March 1, 2021

10.1+	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers	S-1	333-231789	10.1	May 29, 2019

10.2	Renewal Lease by Reference to an Existing Lease, Part Unit A, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.2	May 29, 2019

10.3	Renewal Lease by Reference to an Existing Lease, Unit B2/3, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dates as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.3	May 29, 2019

10.4	Renewal Lease by Reference to an Existing Lease, Unit B2/3, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of April 9, 2018, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.4	May 29, 2019

10.5	Renewal Lease by Reference to an Existing Lease, Unit D1, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.5	May 29, 2019

10.6	Renewal Lease by Reference to an Existing Lease, Unit D1, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of April 9, 2018, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.6	May 29, 2019

10.7	Office Lease, dated as of January 31, 2012, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.7	May 29, 2019

10.8	The First Amendment, dated March 6, 2012, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.8	May 29, 2019

10.9	The Second Amendment, dated February 21, 2013, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.9	May 29, 2019

10.10	The Third Amendment, dated June 3, 2015, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.10	May 29, 2019

10.11	The Fourth Amendment, dated January 18, 2018, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.11	May 29, 2019

10.12	Lease Deed, dated as of June 20, 2016, by and between Cambium Networks Consulting Private Limited and Umiya Holdings Private Limited	S-1	333-231789	10.12	May 29, 2019

10.13	Lease, dated as of December 4, 2017, by and between Cambium Networks, Inc. and Silicon Valley Center Office LLC	S-1	333-231789	10.13	May 29, 2019

10.14++	Corporate Supply Agreement between Cambium Networks Limited and Flextronics Telecom Systems, Ltd. dated as of April 23, 2012	S-1	333-231789	10.14	May 29, 2019

10.15+	2019 Employee Share Purchase Plan	S-1/A	333-231789	10.15	June 13, 2019

10.16	Intentionally Omitted

10.17+	2019 Share Incentive Plan	S-1/A	333-231789	10.17	June 13, 2019

10.18+	Form of Share Option Grant Notice and Restricted Share Award Agreement under 2019 Share Incentive Plan (to be executed by Atul Bhatnagar)	S-1/A	333-231789	10.18	June 13, 2019

10.19+	Form of Restricted Share Grant Notice and Restricted Share Award Agreement under 2019 Share Incentive Plan (to be executed by Atul Bhatnagar)	S-1/A	333-231789	10.19	June 13, 2019

10.20+	Form of Restricted Share Grant Notice and Restricted Share Award Agreement under 2019 Share Incentive Plan (to be executed by Atul Bhatnagar, Bryan Sheppeck and Ronald Ryan)	S-1/A	333-231789	10.20	June 13, 2019

10.24+	Employment agreement, dated as of February 15, 2013, between Cambium Networks, Inc. and Atul Bhatnagar	S-1/A	333-231789	10.24	June 13, 2019

10.25+	Sales Incentive Plan Document for Regional Vice Presidents: SVP Global Channels	S-1/A	333-231789	10.25	June 13, 2019

10.26+	Sales Incentive Plan Document for SVP Global Sales	S-1/A	333-231789	10.26	June 13, 2019

10.27+	Form of Executive Restricted Share Unit Grant	S-1/A	333-231789	10.27	June 24, 2019

10.28+	Form of Executive Stock Option Grant	S-1/A	333-231789	10.28	June 24, 2019

10.29+	Form of Director Stock Option Grant	S-1/A	333-231789	10.29	June 24, 2019

10.34	Credit Agreement dated as of November 17, 2021, between Cambium Networks and Bank of America	8-K	001-38952	10.34	November 18, 2021

10.35	Security Agreement dated as of November 17, 2021 between Cambium Networks and Bank of America	8-K	001-38952	10.35	November 18, 2021

10.36	Lease Deed, dated as of April 12, 2021, by and between Cambium Networks Private Limited and Mr. Jimmy Paymaster and Qualitas Property Consulting LLP	10-K	001-38952	10.36	February 24, 2022

10.37	Lease Deed, dated as of August 5, 2021, by and between Cambium Networks Private Limited and Umiya Holdings Private Limited and Others	10-K	001-38952	10.37	February 24, 2022

10.38	First Amendment to Lease, dated as of December 9 2021, by and between Cambium Networks, Inc. and Silicon Valley Center Office LLC	10-K	001-38952	10.38	February 24, 2022

10.39+	Offer Letter, dated as of April 10, 2022, between Cambium Networks, Inc. and Andrew Bronstein	10-Q	001-38952	10.39	May 6, 2022

10.40	First Amendment to Credit Agreement dated as of June 9, 2023 between Cambium Networks and Bank of America	10-Q	001-38952	10.40	August 2, 2023

10.41+	Form of Performance-Based Share Unit Notice and Award	10-Q	001-38952	10.41	August 2, 2023

10.42+	Form of Performance-Based Share Option Award Agreement	10-Q	001-38952	10.42	August 2, 2023

10.43	Office Lease, dated as of June 1, 2023, buy and between Cambium Networks, Inc. and Hoffman Estates Acquisition LLC and Hoffman Estates Acquisitions II LLC	10-Q	001-38952	10.43	August 2, 2023

10.44	First Amendment to Office Lease, dated October 16, 2023, by and between Cambium Networks, Inc. and Hoffman Estates Acquisition LLC and Hoffman Estates Acquisition II LLC	10-Q	001-38952	10.44	November 3, 2023

10.45+	Employment agreement, dated as of August 1, 2023, between Cambium Networks, Inc. and Morgan Kurk	10-Q	001-38952	10.45	November 3, 2023

10.46+	Separation Agreement, dated as of August 1, 2023, between Cambium Networks, Inc. and Atul Bhatnagar	10-Q	001-38952	10.46	November 3, 2023

10.47	Second Amendment to Credit Agreement dated December 29, 2023	8-K	001-38952	10.47	January 5, 2024

10.48+*	Separation Agreement, dated as of January 30, 2024, between Cambium Networks, Inc. and Andrew Bronstein

21.1	Subsidiaries of the Registrant	S-1	333-231789	21.1	May 29, 2019

23.1*	Consent of KPMG LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Cambium Networks Corporation

Date: March 15, 2024	By:	/s/ John M. Becerril
John M. Becerril
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Morgan C. Kurk	President and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2024
Morgan C. Kurk

/s/ John M. Becerril	Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2024
John M. Becerril

/s/ Robert Amen	Chairman of the Board	March 15, 2024
Robert Amen

/s/ Alexander R. Slusky	Director	March 15, 2024
Alexander R. Slusky

/s/ Bruce Felt	Director	March 15, 2024
Bruce Felt

/s/ Vikram Verma	Director	March 15, 2024
Vikram Verma

/s/ Kevin Lynch	Director	March 15, 2024
Kevin Lynch

/s/ Atul Bhatnagar	Director	March 15, 2024
Atul Bhatnagar

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cambium Networks Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cambium Networks Corporation and subsidiaries (the Company) as of December 31, 2022 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Chicago, Illinois
March 15, 2024

CAMBIUM NETWORKS CORPORATION

Consolidated Balance Sheets

as of December 31, 2022 and 2023

(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2022	2023

ASSETS
Current assets
Cash	$48,162	$18,710
Receivables, net of allowances of $577 and $283	89,321	64,103
Inventories, net	57,068	66,878
Recoverable income taxes	117	222
Prepaid expenses	11,857	6,589
Other current assets	6,464	6,069
Total current assets	212,989	162,571
Noncurrent assets
Property and equipment, net	11,271	12,879
Software, net	8,439	11,985
Operating lease assets	4,011	7,894
Intangible assets, net	9,173	7,675
Goodwill	9,842	9,842
Deferred tax assets, net	12,782	3,694
Other noncurrent assets	955	1,335
TOTAL ASSETS	$269,462	$217,875
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$31,284	$19,120
Accrued liabilities	28,042	47,069
Employee compensation	7,394	5,071
Current portion of long-term external debt, net	3,158	3,186
Deferred revenues	8,913	8,765
Other current liabilities	8,429	13,117
Total current liabilities	87,220	96,328
Noncurrent liabilities
Long-term external debt, net	24,463	21,926
Deferred revenues	8,617	10,473
Noncurrent operating lease liabilities	2,170	6,595
Other noncurrent liabilities	1,619	1,619
Total liabilities	124,089	136,941
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2022 and 2023; 27,522,734 shares issued and 27,313,273 outstanding at December 31, 2022 and 28,095,144 shares issued and 27,834,908 outstanding at December 31, 2023	3	3
Additional paid in capital	138,997	152,768
Treasury shares, at cost, 209,461 shares at December 31, 2022 and 260,236 shares at December 31, 2023	(4,922)	(5,624)
Accumulated earnings (deficit)	12,822	(64,598)
Accumulated other comprehensive loss	(1,527)	(1,615)
Total shareholders' equity	145,373	80,934
TOTAL LIABILITIES AND EQUITY	$269,462	$217,875

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Operations

for the Years ended December 31, 2021, 2022 and 2023

(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2021	2022	2023
Revenues	$335,854	$296,899	$220,195
Cost of revenues	175,058	151,759	151,364
Gross profit	160,796	145,140	68,831
Operating expenses
Research and development	51,322	49,865	53,478
Sales and marketing	41,819	44,452	42,599
General and administrative	25,065	24,982	27,398
Depreciation and amortization	6,171	5,961	6,210
Total operating expenses	124,377	125,260	129,685
Operating income (loss)	36,419	19,880	(60,854)
Interest expense, net	4,269	1,977	2,521
Other expense (income), net	244	(114)	271
Income (loss) before income taxes	31,906	18,017	(63,646)
(Benefit) provision for income taxes	(5,515)	(2,183)	13,774
Net income (loss)	$37,421	$20,200	$(77,420)

Earnings (loss) per share
Basic	$1.42	$0.75	$(2.81)
Diluted	$1.31	$0.72	$(2.81)
Weighted-average number of shares outstanding to compute net earnings (loss) per share
Basic	26,421,087	26,919,550	27,519,476
Diluted	28,628,136	28,025,278	27,519,476

Share-based compensation included in costs and expenses:
Cost of revenues	$152	$219	$207
Research and development	3,044	4,532	4,699
Sales and marketing	1,935	2,603	2,572
General and administrative	2,586	3,326	4,115
Total share-based compensation	$7,717	$10,680	$11,593

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

for the Years ended December 31, 2021, 2022 and 2023

(in thousands)

	Year Ended December 31,
	2021	2022	2023
Net income (loss)	$37,421	$20,200	$(77,420)
Other comprehensive loss
Foreign currency translation adjustment	(135)	(828)	(88)
Comprehensive income (loss)	$37,286	$19,372	$(77,508)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Shareholders’ Equity

for the Years ended December 31, 2021, 2022 and 2023

(in thousands)

	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated (deficit) equity	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2020	26,035	$3	$109,837	$(1,090)	$(44,799)	$(564)	$63,387
Net income	—	—	—	—	37,421	—	37,421
Share-based compensation	—	—	7,717	—	—	—	7,717
Issuance of ordinary shares under ESPP	82	—	1,756	—	—	—	1,756
Issuance of vested shares	229	—	—	—	—	—	—
Treasury shares withheld for net settlement	(65)	—	—	(2,816)	—	—	(2,816)
Proceeds from exercise of share options	454	—	4,807	—	—	—	4,807
Foreign currency translation	—	—	—	—	—	(135)	(135)
Balance at December 31, 2021	26,735	$3	$124,117	$(3,906)	$(7,378)	$(699)	$112,137
Net income	—	—	—	—	20,200	—	20,200
Share-based compensation	—	—	10,680	—	—	—	10,680
Issuance of ordinary shares under ESPP	152	—	1,966	—	—	—	1,966
Issuance of vested shares	236	—	—	—	—	—	—
Treasury shares withheld for net settlement	(52)	—	—	(1,016)	—	—	(1,016)
Proceeds from exercise of share options	242	—	2,234	—	—	—	2,234
Foreign currency translation	—	—	—	—	—	(828)	(828)
Balance at December 31, 2022	27,313	$3	$138,997	$(4,922)	$12,822	$(1,527)	$145,373
Net loss	—	—	—	—	(77,420)	—	(77,420)
Share-based compensation	—	—	11,593	—	—	—	11,593
Issuance of ordinary shares under ESPP	202	—	1,680	—	—	—	1,680
Issuance of vested shares	311	—	—	—	—	—	—
Treasury shares withheld for net settlement	(51)	—	—	(702)	—	—	(702)
Proceeds from exercise of share options	60	—	498	—	—	—	498
Foreign currency translation	—	—	—	—	—	(88)	(88)
Balance at December 31, 2023	27,835	$3	$152,768	$(5,624)	$(64,598)	$(1,615)	$80,934

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Cash Flows

for the Years ended December 31, 2021, 2022 and 2023

(in thousands)

	Year Ended December 31,
	2021	2022	2023
Cash flows from operating activities:
Net income (loss)	$37,421	$20,200	$(77,420)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,356	3,913	4,341
Amortization of software and intangible assets	3,621	3,683	4,684
Amortization of debt issuance costs	1,130	304	334
Share-based compensation	7,717	10,680	11,593
Deferred income taxes	(6,065)	(5,189)	9,088
Provision for inventory excess and obsolescence	11	3,743	16,595
Other	(207)	(125)	(438)
Change in assets and liabilities:
Receivables	(11,174)	(12,906)	32,048
Inventories	174	(27,034)	(26,405)
Prepaid expenses	(8,034)	286	5,255
Accounts payable	(2,710)	2,767	(13,637)
Accrued employee compensation	1,885	(8,866)	(2,187)
Accrued liabilities	2,517	(427)	12,509
Other assets and liabilities	318	5,917	6,688
Net cash provided by (used in) operating activities	29,960	(3,054)	(16,952)
Cash flows from investing activities:
Purchase of property and equipment	(6,259)	(4,574)	(4,589)
Purchase of software	(3,907)	(4,671)	(6,636)
Net cash used in investing activities	(10,166)	(9,245)	(11,225)
Cash flows from financing activities:
Proceeds from issuance of term loan	29,812	—	—
Repayment of term loan	(55,250)	(1,969)	(2,625)
Payment of debt issuance costs	(1,220)	—	(122)
Issuance of ordinary shares under ESPP	1,756	1,966	1,680
Taxes paid from shares withheld	(2,816)	(986)	(700)
Proceeds from share option exercises	4,807	2,234	498
Payment to extinguish debt	(42)	—	—
Net cash (used in) provided by financing activities	(22,953)	1,245	(1,269)
Effect of exchange rate on cash	(22)	(75)	(6)
Net decrease in cash	(3,181)	(11,129)	(29,452)
Cash, beginning of period	62,472	59,291	48,162
Cash, end of period	$59,291	$48,162	$18,710

Supplemental disclosure of cash flow information:
Income taxes paid	$779	$1,349	$4,923
Interest paid	$2,062	$807	$1,840

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Business

Cambium Networks Corporation (“Cambium” or “Cambium Networks” or the “Company”), incorporated under the laws of the Cayman Islands, is a holding company whose principal operating entities are Cambium Networks, Ltd. (UK), Cambium Networks, Inc. (USA), and Cambium Networks Private Limited (India). On June 26, 2019, the Company completed an Initial Public Offering and the Company’s ordinary shares began trading on the Nasdaq Global Markets.

Cambium Networks Corporation and its wholly owned subsidiaries design, develop, and manufacture wireless broadband, fiber and Wi-Fi networking infrastructure solutions that are used by businesses, governments, and service providers in urban, suburban and rural environments. Cambium Networks' products simplify and automate the design, deployment, optimization, and management of broadband and Wi-Fi access networks through intelligent automation.

The Company operates on a calendar year ending December 31. As such, all references to 2021, 2022 and 2023 contained within these notes relate to the calendar year, unless otherwise indicated.

Basis of Presentation

The Company’s consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Cambium Networks Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

In 2022, management determined that certain costs previously included as general and administrative expenses related to other functions of the business. Prior period results have been revised to reflect the allocation of these costs to their respective functions. These costs primarily include facility costs such as leased space and shared IT costs. Revisions were made to increase research and development expense by $3.4 million and selling and marketing expense by $1.0 million and decrease general and administrative expense by $4.4 million for the year ended December 31, 2021. These revisions were concluded to be immaterial and had no impact on operating income.

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

Receivables and concentration of credit risk

Trade accounts receivable are recorded at invoiced amounts, net of the allowance for credit losses. The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables. The Company’s standard credit terms with their customers are generally net 30 to 60 days. The Company had one customer representing more than 10% of trade receivables at December 31, 2022 and 2023. The Company had two customers representing more than 10% of revenues for the years ended December 31, 2021 and 2023 and one customer representing more than 10% of revenues for the year ended December 31, 2022.

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

The valuation of inventory also requires the Company to estimate excess or obsolete inventory. The determination of excess or obsolete inventory is based on a comparison of the quantity and cost of inventory on hand versus the Company's forecast of customer demand and consideration of historical usage and management's judgment. The Company also considers the rate at which new products will be accepted in the marketplace and how quickly customers will transition from older products to newer products. Any adjustments to the valuation of inventory are included in cost of revenues.

The Company also records a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of its future demand forecasts consistent with the valuation of its excess and obsolete inventory. Any adjustments to recognize a loss on supplier commitments are included in cost of revenues.

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

Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in operating expense in the Consolidated Statements of Operations. For the years ended 2021, 2022 and 2023, the loss recognized was immaterial.

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

In accordance with ASC 350, Goodwill and Other, the Company assesses goodwill for impairment at least annually and whenever events or circumstances that would more likely than not, reduce the fair value below its carrying value. The Company tested goodwill for impairment at December 31. The Company did not recognize an impairment loss of goodwill for the years ended December 31, 2021, 2022 and 2023.

Annual impairment testing is completed at the reporting unit level. Management has concluded the Company operates as one reporting unit and one operating segment for annual impairment testing.

In completing its impairment evaluations, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In performing this qualitative assessment, the Company assesses relevant events and changes in circumstances, including industry and market conditions, operating results, business plans, and entity-specific events that would affect the fair value or the carrying amount of a reporting unit. If it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company determines the fair value of the reporting unit and compares the fair value to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and no further steps are required. As of December 31, 2023, the Company's market capitalization exceeded its net assets by 106%.

Impairment of long-lived assets

The Company evaluates its long-lived assets, including property and equipment, software, right of use assets, and definite-lived intangible assets for impairment by completing a quarterly qualitative assessment and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or asset group. If impairment is indicated, the asset is written down to its estimated fair value. The Company did not recognize any material impairment losses of long-lived assets for the years ended December 31, 2021, 2022 and 2023.

Leases

The Company has both cancelable and noncancelable operating leases for office space, vehicles, and office equipment. The Company records leases in accordance with ASC 842, Leases, (“ASC 842”). The Company records a right-of-use asset and lease liability on its consolidated balance sheet for all leases that qualify. The operating lease liability represents the present value of the future minimum lease payments over the lease term using the Company’s incremental borrowing rate at the lease commencement date. The right-of-use asset reflects adjustments for the derecognition of deferred rent and prepaid rent. Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheet, and are expensed on a straight-line basis over the lease term. The Company does not include any renewal periods in the lease term for its leases as sufficient economic factors do not exist that would compel it to continue to use the underlying asset beyond the initial non-cancelable term. The Company has elected to combine the lease and non-lease components into a single lease component for all of its leases. See Note 14 – Leases for further details.

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

In general, it is the practice and intention of the Company to reinvest the earnings of its subsidiaries in those foreign operations. As of December 31, 2021, 2022 and 2023, the Company had not made a provision for withholding taxes on the undistributed earnings of any foreign subsidiaries and are treating their earnings as being indefinitely reinvested. It is not practicable to estimate the amount of deferred tax liability to the undistributed earnings in these subsidiaries.

The Company may be subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, the Company must assess such potential exposures and, where necessary, provide for any expected loss. The Company would recognize the benefit of a tax position if it is more likely than not to be sustained. Recognized tax positions are measured at the largest amount more likely than not to be realized upon settlement. To the extent that the Company establishes a liability, its income tax expense would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it would reverse the liability and recognize an income tax benefit during the period in which new information becomes available indicating that the liability is no longer necessary. The Company would record an additional income tax expense in the period in which new information becomes available indicating that the income tax liability is greater than its original estimate. The Company did not record such an adjustment for the years ended December 31, 2021, 2022 or 2023.

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

The Company also issues shares under its Employee Share Purchase Plan ("ESPP"). The first offering period or purchase period under the ESPP began on January 1, 2021. The Company offers two offering periods of six month each per year. Under the ESPP, the purchase price of the Company's shares is 85% of the lower of the fair market value of the shares on the first trading date of each offering period or on the purchase date.

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

Recently issued accounting standards not yet adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity's income tax rate reconciliation table and requires disclosure of income taxes paid in both U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit of loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The new guidance also requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, this guidance should be applied retrospectively to all prior periods presented. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

In October 2023, the FASB issued ASU 2023-06 Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission's ("SEC") Disclosure Update and Simplification Initiative. The amendments in this update require modification of certain disclosure and presentation requirements for a variety of ASU topics in response to the SEC's Release No. 33-10532. The effective date for each amended topic in the ASC is the date on which the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendment will be removed from the Codification and not become effective. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

The components of receivable, net are as follows (in thousands):

	December 31,	December 31,
	2022	2023

Trade accounts receivable	$89,758	$63,939
Other receivables	140	447
Total receivables	89,898	64,386
Less: Allowance for credit losses	(577)	(283)
Receivables, net	$89,321	$64,103

The estimate for credit losses activity was as follows (in thousands):

	Year ended December 31,	Year ended December 31,
	2022	2023

Beginning balance	$683	$577
Increase, charged to expense	93	204
Recoveries	(199)	(46)
Amounts written-off	—	(452)
Ending balance	$577	$283

The amounts written-off include receivables that were deemed uncollectible and were previously reserved for.

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	December 31,
	2022	2023

Finished goods	$50,052	$69,428
Raw materials	15,010	21,271
Gross inventory	65,062	90,699
Less: Excess and obsolete provision	(7,994)	(23,821)
Inventories, net	$57,068	$66,878

The following table reflects the activity in the Company’s inventory excess and obsolete provision (in thousands):

	Year ended December 31,	Year ended December 31,
	2022	2023

Beginning balance	$5,567	$7,994
Inventory written off	(1,316)	(768)
Increase in excess and obsolete provision	3,743	16,595
Ending balance	$7,994	$23,821

The increase in inventory is primarily due to lower demand for our PMP products and a reduction in enterprise product orders due to higher channel inventory. Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, inventory age and market conditions and judgment about the consumption and our ability to sell the inventory. The increase in the excess and obsolescence provision from December 31, 2022 to December 31, 2023 was mostly driven by excess inventory related to our enterprise products driven by lower anticipated demand and our PMP products driven by a combination of lower anticipated demand as well as the impact of the anticipated introduction of new 6 GHz PMP products.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2022	2023

Accrued goods and services	$10,105	$7,787
Accrued loss on supplier commitments	528	12,949
Accrued inventory purchases	3,189	2,768
Accrued customer rebates	13,797	23,052
Other	423	513
Accrued liabilities	$28,042	$47,069

Accrued loss on supplier commitments reflects accrued loss on purchase obligations for inventory expected to be reserved.

The increase in the accrued customer rebates is the result of additional rebates offered in the fourth quarter of 2023 to the Company's distributors on enterprise products.

Accrued warranty

Provision for warranty claims is primarily related to our hardware products and recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Year ended December 31,
	2022	2023

Beginning balance	$1,731	$1,651
Fulfillment of assumed acquisition warranty	(142)	(178)
Provision increase, net	62	11
Ending balance	$1,651	$1,484

At December 31, 2022, $1.2 million is included in Other current liabilities and $0.5 million is included in Other noncurrent liabilities on the Company’s consolidated balance sheet. At December 31, 2023, $1.2 million is included in Other current liabilities and $0.3 million is included in Other noncurrent liabilities on the Company’s consolidated balance sheet.

Note 3. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	December 31,
	Useful Life	2022	2023

Equipment and tooling	3 to 5 years	$33,026	$37,678
Computer equipment	3 to 5 years	4,572	5,546
Furniture and fixtures	5 to 10 years	809	853
Leasehold improvements	2 to 3 years	472	518
Total cost		38,879	44,595
Less: Accumulated depreciation		(27,608)	(31,716)
Property and equipment, net		$11,271	$12,879

Total depreciation expense was $3.4 million, $3.9 million and $4.3 million for the years ended December 31, 2021, 2022 and 2023, respectively.

Note 4. Software

Software consisted of the following (in thousands):

		December 31, 2022			December 31, 2023
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance

Acquired and Software for internal use	3 to7 years	$15,995	$(15,326)	$669	$16,814	$(15,696)	$1,118
Software marketed for external sale	3 years	11,650	(3,880)	7,770	17,563	(6,696)	10,867
Total		$27,645	$(19,206)	$8,439	$34,377	$(22,392)	$11,985

Amortization of acquired and internal use software is computed using the straight-line method over an estimated useful life of generally three to seven years. Amortization expense recognized on acquired and internal use software is reflected in depreciation and amortization in the consolidated statements of operations. Amortization expense was $0.7 million, $0.4 million and $0.4 million for the years ended December 31, 2021, 2022 and 2023, respectively.

Amortization expense recognized on software to be sold or marketed externally was $0.8 million, $1.6 million and $2.8 million for the years ended December 31, 2021, 2022 and 2023, respectively, and is included in cost of revenues on the consolidated statements of operations.

Based on capitalized software assets at December 31, 2023, estimated amortization expense in future fiscal years is as follows (in thousands):

Year ending December 31,	Acquired and internal use software	Software marketed for external use	Total
2024	442	3,649	4,091
2025	393	3,651	4,044
2026	277	2,406	2,683
2027	6	1,091	1,097
2028	—	70	70
Thereafter	—	—	—
Total amortization	$1,118	$10,867	$11,985

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

The carrying amount of goodwill for the years ended December 31, 2022 and 2023 was $9.8 million. The was no change in the carrying amount of goodwill for the years ended December 31, 2022 and 2023.

The Company tests goodwill and intangible assets for impairment annually on December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset group below its carrying amount and tests intangible assets if an indicator suggests that the carrying amount may not be recoverable. Accordingly, for 2022 and 2023, the Company completed a qualitative triggering events assessment which considers significant events and circumstances such as a reporting unit’s historical and current results, assumptions regarding future performance, operating income or cash flows, strategic initiatives and overall economic factors, including significant negative industry or economic trends and macro-economic developments, and sustained declines in the Company's share price or market capitalization, considered in both absolute terms and relative to peers, to determine whether any of these may indicate that it is more likely than not that the fair value of the reporting unit or intangible asset is less than their carrying value. If indicators of impairment are identified, a quantitative impairment test is performed.

The qualitative assessments performed for 2022 and 2023 included an assessment of excess inventories, supply chain constraints, and macroeconomic considerations. Based on the operating results for 2022 and 2023 and these other considerations, the Company believes that it is more likely than not that the enterprise value for its one reporting unit and the fair value of intangibles is still greater than their carrying values. As of December 31, 2023, the Company's market capitalization exceeded its net assets by 106%. The Company reconciled the aggregate estimated fair value of the Company's one reporting unit to the Company's market capitalization, including consideration of a control premium representing the estimated amount a market participant would pay to obtain a controlling interest in the Company. Based on our analysis, we concluded that a step 1 impairment test was not required. Accordingly, there was no goodwill impairment to record for either period. In addition, there were no triggering events or changes in circumstances during 2022 and 2023 that would have required an interim impairment assessment other than at the annual test date. The Company continues to monitor market capitalization and assess potential goodwill impairment triggering events, including continued impact of slower demand, higher channel inventory and sustained decrease in its share price. If triggering events occur, the Company will perform a goodwill impairment assessment that may indicate impairment in a future period.

The useful life, gross carrying value, accumulated amortization, and net balance for each major class of definite-lived intangible assets at each balance sheet date were as follows (in thousands):

		December 31, 2022			December 31, 2023
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance

Customer relationships	5 - 18 years	19,300	(10,127)	9,173	19,300	(11,625)	7,675
Total		$19,300	$(10,127)	$9,173	$19,300	$(11,625)	$7,675

Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value at the end of their useful life. Intangible assets amortization expense was $2.1 million, $1.6 million and $1.5 million for the years ended December 31, 2021, 2022 and 2023, respectively.

Based on capitalized intangible assets as of December 31, 2023, estimated amortization expense amounts in future fiscal years are as follows (in thousands):

Year ending December 31,	Amortization
2024	1,498
2025	1,498
2026	1,498
2027	1,498
2028	1,498
Thereafter	185
Total amortization	$7,675

Note 6. Debt

As of December 31, 2023, the Company had $25.4 million outstanding under its amended term loan facility with Bank of America and $0.0 million in borrowings under its revolving credit facility. The Company has available $45.0 million under its revolving credit facility with Bank of America.

As of December 31, 2022, the Company had $28.0 million outstanding under its term loan facility with Bank of America and $0.0 million in borrowings under its revolving credit facility with Bank of America.

The following table reflects the current and noncurrent portions of the external debt facilities at December 31, 2022 and December 31, 2023 (in thousands):

	December 31,	December 31,
	2022	2023

Term loan facility	$28,031	$25,406
Less debt issuance costs	(410)	(294)
Total debt	27,621	25,112
Less current portion of term facility	(3,281)	(3,281)
Current portion of debt issuance costs	123	95
Total long-term external debt, net	$24,463	$21,926

Secured credit agreements

On December 29, 2023 (the “Amendment Effective Date”), the Company entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which amends the credit agreement, dated as of November 17, 2021 (the “BofA Credit Agreement”, the BofA Credit Agreement as amended prior to the date hereof, the “Existing Credit Agreement,” and the Existing Credit Agreement, as amended by the Second Amendment, the “Amended Credit Agreement”) by and among, inter alios, Cambium Networks, Ltd. as the borrower (the “Borrower”), the Company as a guarantor, Cambium (US), L.L.C., as a guarantor, certain other subsidiaries of the Company party thereto as guarantors (with the Borrower and each guarantor being, individually, a “Loan Party” and collectively, the “Loan Parties”), Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), a Lender, Swingline Lender and an L/C Issuer and the other Lenders party thereto from time to time. Capitalized terms used but not otherwise defined herein shall have the meanings as assigned to such terms in the Second Amendment and Amended Credit Agreement as previously filed as Exhibit 10.47.

The Second Amendment amends the Existing Credit Agreement by, among other things, establishing a covenant relief period, which began on December 31, 2023 and ends on November 30, 2024 (“Covenant Relief Period”) during which time the Company is (a) required to maintain certain Liquidity as provided in the Amended Credit Agreement, (b) required to maintain certain levels of Consolidated EBITDA as provided in the Amended Credit Agreement, (c) required to provide certain additional financial reporting to the Administrative Agent and (d) not required to meet (or, during such period, test) its Consolidated Leverage Ratio or Consolidated Fixed Charge Coverage Ratio. Additionally, the Second Amendment provides that, during the Covenant Relief Period, (x) the Applicable Rate of interest being incurred on any outstanding Loans is increased to 3.25% per annum for Term SOFR Loans and 2.25% per annum for Base Rate Loans, (y) the commitment fee for undrawn commitments is increased to 0.35% and (z) the ability of the Loan Parties to make certain Investments, Dispositions and Restricted Payments, in each case, is limited as more fully set forth in the Amended Credit Agreement.

As was the case in the Existing Credit Agreement, the Amended Credit Agreement provides that the Borrower has the option to borrow Revolving Loans under the Revolving Facility in the form of either Base Rate Loans or Term SOFR Loans. The outstanding principal amounts of Term SOFR Loans borrowed under the Revolving Facility bear interest at the same rates as described above.

At December 31, 2023, the applicable margin was 3.25% and the effective interest rate on the Term SOFR Loan was 9.2%.

The maturity date of the Term Facility and the Revolving Facility remains unchanged, with both terminating and all amounts outstanding thereunder, becoming due and payable in full, on November 17, 2026 (the “Maturity Date”). The Term Facility is still subject to repayment of outstanding principal in equal quarterly amounts of $656,250, which began with the quarter ended March 31, 2022.

Obligations under the Second Amendment are guaranteed by the Loan Parties and secured by Collateral, in each case, as set forth in the Existing Credit Agreement. Under the Second Amendment, within sixty (60) days of the December 29, 2023 (or such longer period agreed to by the Administrative Agent), the Borrower shall execute additional collateral agreements governed by the laws of England and Wales required to provide the Administrative Agent a lien on all assets owned by the Borrower (subject to security principles that will be agreed, but which shall provide for a customary qualifying floating charge over its assets, with certain customary exceptions). The Second Amendment also provides that by December 31, 2024 and June 30, 2025, as applicable, the Borrower and its Subsidiaries shall transition certain of their primary principal disbursement services, payroll services and primary operating customer deposit services to Bank of America, N.A.

The Second Amendment modified certain of the Events of Default under the Existing Credit Agreement as a result of certain additional reporting covenants that are included in the Second Amendment. However, other than such additions, no additional changes were effectuated to the Events of Default, which remain the same under the Amended Credit Agreement vis-a-vis the Existing Credit Agreement.

As of December 31, 2023, the Company was compliant with all affirmative and negative covenants under the Existing Credit Agreement and the Amended Credit Agreement.

Maturities on the external debt outstanding at December 31, 2023 under the BofA Agreement are as follows (in thousands):

Year ending December 31,
2024	2,625
2025	2,625
2026	19,500
Total	$24,750

Interest expense, net

Net Interest expense, including bank charges and amortization of debt issuance costs on the external debt, was $4.3 million, $2.0 million and $2.5 million for the years ended December 31, 2021, 2022 and 2023, respectively. Interest expense for the year ended December 31, 2021 included $0.7 million of additional amortization of deferred issuance costs related to the Silicon Valley Bank credit agreement.

Note 7. Employee benefit plans

The Company’s employee benefit plans currently consist of a defined contribution plan in the United States and a separate defined contribution plan in the UK. The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. regular, full-time employees are eligible to participate in the Cambium Networks, Inc. 401(k) Plan, which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code. Under the Cambium Networks, Inc. 401(k) Plan, the Company contributes a dollar-for-dollar match of the first 4% an employee contributes to the plan. Employees are eligible to participate on the first day of the month following their date of hire and begin receiving company contributions three-months after they become eligible to participate in the plan. Company matching contributions are made each pay period, but the funds do not vest until the employee’s second anniversary of employment with the Company. Employees are always fully vested in their own contributions. All contributions, including the Company match, are made in cash and invested in accordance with the participants’ investment elections. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $1.2 million, $1.4 million and $1.4 million for the years ended December 31, 2021, 2022 and 2023, respectively.

UK plan

Regular, full-time UK employees are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan. Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% and a company contribution rate of 5% of the employee’s basic salary. The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%. Company matching contributions vest immediately and employees are always vested in their own contributions. All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period. The total contributed by the Company under this plan was $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2021, 2022 and 2023, respectively.

Note 8. Other expense (income), net

Other expense (income), net was expense of $0.2 million, income of $(0.1) million and expense of $0.3 million for the years ended December 31, 2021, 2022 and 2023, respectively, and represents foreign exchange losses.

Note 9. Shareholders' equity

Ordinary Shares

As of December 31, 2022 and December 31, 2023, the Company's articles of association authorized the Company to issue up to 500,000,000 ordinary shares. Each holder of the Company's ordinary shares is entitled to one vote for each share on all matters submitted to a vote of the shareholders, including the election of directors.

As of December 31, 2023, no dividends have been declared or paid.

2019 Share incentive plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the 2019 Share Incentive Plan (“2019 Plan”). The 2019 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted share awards (“RSAs”), restricted share units (“RSUs”), other share-based awards and performance awards. The share reserve under the 2019 Plan will be automatically increased on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2020 and will continue until, and including, the fiscal year ending December 31, 2029. The number of shares added annually will be equal to the lowest of 1,320,000 shares, 5% of the number of the Company’s shares outstanding on the first day of such fiscal year, or an amount determined by the Board of Directors. On March 1, 2023 the Company registered 1,320,000 additional shares that may be issued under the 2019 Plan.

The Company’s employees, officers, directors, consultants, and advisors are eligible to receive awards under the 2019 Plan. Incentive share options, however, may only be granted to its employees.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plans during the year ended December 31, 2023:

Number of shares
Available for grant at December 31, 2022	2,000,364
Added to 2019 Share Incentive Plan	1,320,000
RSUs granted	(225,338)
Options granted	(1,478,946)
Performance shares awarded	(97,500)
Shares withheld in settlement of taxes and/or exercise price	50,775
Expirations	56,157
Forfeitures	122,840
Available for grant at December 31, 2023	1,748,352

As of December 31, 2023, the Company estimates the pre-tax unrecognized compensation expense of $20.4 million related to all unvested share-based awards, including share options and restricted share units will be recognized through the fourth quarter of 2027. The Company expects to satisfy the exercise of share options and future distributions of shares for restricted share units and restricted share awards by issuing new ordinary shares which have been reserved under the 2019 Plan.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. The Company utilized a forfeiture rate of 8.2% during the year ended December 31, 2023 for estimating the forfeitures of share options and restricted share units granted.

Share options

Share options typically have a contractual term of ten years from grant date. The following is a summary of option activity for the Company’s share incentive plans for year ended December 31, 2023:

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2022	3,395,219	$13.83	7.6	$28,985,969
Options granted [1]	1,478,946	$7.64	—	$—
Options exercised	(59,800)	$8.32	—	$—
Options expired	(56,157)	$10.32	—	$—
Options forfeited	(68,292)	$14.08	—	$—
Outstanding at December 31, 2023	4,689,916	$11.98	7.5	$617,623
Options exercisable at December 31, 2023	2,556,847	$13.07	6.1	$—
Options vested and expected to vest at December 31, 2023	4,612,496	$12.05	7.5	$543,130

1 Options granted includes the time-based share options and the performance-based share options for which a grant date has been established, as described below.

The intrinsic value for share options outstanding and exercisable is defined as the difference between the market value of the Company’s ordinary shares as of the end of the period and the grant price. At December 31, 2021, 2022 and 2023, the aggregate intrinsic value of options exercisable under the Company’s share incentive plans was $18.5 million, $17.7 million and $0.0 million, respectively, as determined as of the date of grant. The Company had 454,354, 242,423 and 59,800 options exercised during the years ended December 31, 2021, 2022 and 2023, respectively. The cash received from the share options exercised in 2021, 2022 and 2023 was $4.8 million, $2.2 million and $0.5 million, respectively.

At December 31, 2023, there was $12.9 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested time-based share option awards. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.9 years.

The Company estimates the fair value of share options using the Black-Scholes option pricing model. The fair value of share options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of share options is estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2021	2022	2023
Expected dividend yield	—	—	—
Risk-free interest rate	1.14%	2.96%	4.48%
Weighted-average expected volatility	50.9%	72.9%	69.8%
Expected term (in years)	6.5	5.5	5.8
Weighted average grant-date fair value per share of options granted	$21.36	$9.94	$4.93

Restricted shares

The following is a summary of restricted shares activity for the Company’s share incentive plans for the year ended December 31, 2023:

	Units	Weighted average grant date fair value
RSU balance at December 31, 2022	696,990	$18.22
RSUs granted [1]	225,338	$12.68
RSUs vested	(311,440)	$16.51
RSUs forfeited	(54,548)	$18.31
RSU balance at December 31, 2023	556,340	$17.60

1 RSUs granted includes the time-based RSUs and the performance-based RSUs for which a grant date has been established, as described below.

During 2022 and 2023, 418,896 and 225,338 RSUs were granted under the 2019 Plan, respectively. The Company withheld 52,554 and 50,775 shares to pay the employees’ portion of the minimum payroll withholding taxes on the RSUs and RSAs that vested in 2022 and 2023, respectively.

At December 31, 2023, there was $7.5 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested time-based share awards. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.19 years.

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

For performance-based awards that vest during the First Performance Period, the Company's Compensation Committee retains the ability to modify the applicable adjusted earnings per share metric. Due to this discretion, the Company has determined that the grantee does not have a mutual understanding of the key terms and conditions of the performance-based awards in the First Performance Period, and a grant date will not exist until the Compensation Committee approves the adjusted earnings per share metric for the First Performance Period. As of December 31, 2023, based on the total potential shares that could be earned, there were 62,500 RSUs outstanding for which there is no accounting grant date. Accordingly, no grant date fair value was established and the weighted average grant date fair values calculated above excludes these performance-based share options and performance-based RSUs. The Company remeasures the fair value of the awards at each reporting date until a grant date is achieved, as the service inception date precedes the grant date. As of December 31, 2023, there was $0.4 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested performance-based share awards for the First Performance Period, which would be recognized through the first quarter of 2024 upon achievement of the performance goal. As the performance goal has not been met for 2023, these performance shares have been forfeited as of January 29, 2024.

Unlike the performance-based awards in the First Performance Period, the Compensation Committee does not have the discretion to modify the applicable adjusted earnings per share metric for performance-based awards that vest during the Second Performance Period. As such, a mutual understanding of the key terms and conditions, and thus a grant date, exists on the date that the performance-based awards are issued by the Company. As of December 31, 2023, based on the total potential shares that could be earned, there were 62,500 RSUs granted. A grant date fair value was established, and the weighted average grant date fair values calculated in the above tables include these performance-based share options and performance-based RSUs. The Company has not recognized any compensation expense on these performance-based awards since the requisite service period does not begin until January 1, 2024. As of December 31, 2023, there was $0.9 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to these unvested performance-based share awards for the Second Performance Period, which will be recognized over the requisite service period starting January 1, 2024 through the first quarter of 2025 if it is probable that the adjusted earnings per share metric will be achieved.

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”). The ESPP was effective on June 25, 2019 and the offering period or purchase period under the ESPP began on January 1, 2021. A total of 1,334,427 shares are available under the ESPP, which includes 550,000 shares originally available, 256,730 additional shares registered on March 24, 2020, 260,345 additional shares registered on March 1, 2021, 267,352 additional shares registered on February 25, 2022 and 273,133 additional shares registered in March 1, 2023. The number of shares that will be available for sale under the ESPP will be increased annually on the first day of each fiscal year beginning in 2020, and will be equal to the lowest of: 275,000 shares; 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The purchase price of the shares will be 85% of the lower of the fair market value of our shares on the first trading day of each offering period or on the purchase date.

For the year ended December 31, 2021, the Company recognized $0.7 million of share-based compensation expense related to the ESPP. There were 39,061 and 42,401 shares issued under the ESPP during the six-month offering periods that ended on June 30, 2021 and December 31, 2021, respectively. For the year ended December 31, 2022, the Company recognized $0.9 million of share-based compensation expense related to the ESPP. There were 87,229 and 64,867 shares issued under the ESPP during the six-month offering periods that ended on June 30, 2022 and December 31, 2022, respectively. For the year ended December 31, 2023, the Company recognized $0.9 million of share-based compensation expense related to the ESPP. There were 88,290 and 113,218 shares issued under the ESPP during the six-month offering periods that ended on June 30, 2023 and December 31, 2023, respectively.

Note 10. Earnings (loss) per share

Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted net earnings (loss) per share is computed by giving effect to all potentially dilutive ordinary share equivalents outstanding for the period. For purposes of this calculation, share options, RSUs, and ESPP awards are considered to be ordinary share equivalents but are excluded from the calculation of diluted earnings (loss) per share when including them would have an anti-dilutive effect. Performance-based share awards are only included in the calculation of diluted earnings (loss) per share if the performance metric would have been achieved as of December 31, 2023 if that had been the end of the contingency period. The following table sets forth the computation of basic and diluted net earnings (loss) per share (in thousands, except for share and per share data):

	Year Ended December 31,
	2021	2022	2023
Numerator:
Net income (loss)	$37,421	$20,200	$(77,420)
Denominator:
Basic weighted average shares outstanding	26,421,087	26,919,550	27,519,476
Dilutive effect of share option awards	1,846,998	851,011	—
Dilutive effect of restricted share units and restricted share awards	348,934	242,528	—
Dilutive effect of employee share purchase plan	11,117	12,189	—
Diluted weighted average shares outstanding	28,628,136	28,025,278	27,519,476
Net earnings (loss) per share, basic	$1.42	$0.75	$(2.81)
Net earnings (loss) per share, diluted	$1.31	$0.72	$(2.81)

In the computation of diluted earnings per share for the year ended December 31, 2021, no ordinary share equivalents were excluded. In the computation of diluted earnings per share for the year ended December 31, 2022, 1,361,666 ordinary share equivalents were excluded because their inclusion would have been antidilutive. In the computation of diluted loss per share for the year ended December 31, 2023, no ordinary share equivalents were excluded because their inclusion would have been antidilutive.

Note 11. Income taxes

For the years ended December 31, 2021, 2022 and 2023, income (loss) before income taxes includes the following components (in thousands):

	Years ended December 31,
	2021	2022	2023
United States	$10,943	$10,269	$4,412
Foreign	20,963	7,748	(68,058)
Total	$31,906	$18,017	$(63,646)

For the years ended December 31, 2021, 2022 and 2023, the (benefit) provision for income taxes consists of the following (in thousands):

	Years ended December 31,
	2021	2022	2023
Current:
U.S. federal	$268	$1,174	$3,647
State	(94)	847	154
Foreign	376	985	885
Current tax provision	550	3,006	4,686
Deferred:
U.S. federal	$(1,662)	$(3,814)	$2,415
State	(147)	(610)	556
Foreign	(4,256)	(765)	6,117
Deferred tax (benefit) provision	(6,065)	(5,189)	9,088
(Benefit) provision for income taxes	$(5,515)	$(2,183)	$13,774

In applying the statutory tax rate in the effective income tax rate reconciliation, the Company used the statutory U.S. federal income tax rate of 21% rather than the Cayman Islands zero percent rate. The table below reconciles the Company's tax (benefit) provision for income taxes based on the statutory U.S. federal income tax rate to its effective tax rate for the years ended December 31, 2021, 2022 and 2023 (in thousands):

	Years ended December 31,
	2021	2022	2023
Income tax expense (benefit) at federal statutory rate	$6,700	$3,784	$(13,366)
State and local income taxes net of federal benefit	10	27	(364)
Tax rate changes	21	(873)	(1,255)
Valuation allowance changes	(7,902)	857	35,404
Foreign rate differential	(164)	138	(1,758)
Research and development	(811)	(2,840)	(2,385)
Share-based compensation - excess tax benefit	(3,444)	(778)	311
Foreign derived intangible income	—	(2,258)	(2,887)
Other	75	(240)	74
(Benefit) provision for income taxes	$(5,515)	$(2,183)	$13,774

Foreign rate differential represents the non-U.S. jurisdictions. The country having the greatest impact on the tax rate adjustment line shown in the above table as “foreign rate differential” for the years ended December 31, 2021, 2022 and 2023 is the UK where the statutory income tax rate was 19.0% for 2021 and 2022, and was 23.5% for 2023.

The Company accounts for income taxes in accordance with ASC Topic 740. Deferred income tax assets and liabilities are determined based upon temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The deferred tax assets and liabilities result from differences in the timing of the recognition of certain income and expense items for tax and financial reporting purposes.

The sources of these differences for the years ended December 31, 2022 and 2023 are as follows (in thousands):

	Years ended December 31,
	2022	2023
NOL and tax credit carryforwards	$5,883	$24,561
Capitalized research costs	6,017	11,896
Disallowed interest carryforwards	906	784
Lease liability	289	1,194
Share-based compensation	2,665	3,758
Intangible assets	260	247
Other	320	507
Subtotal	16,340	42,947
Less: Valuation allowance	(1,328)	(36,732)
Net deferred tax assets	15,012	6,215
Property and equipment	(775)	(846)
Operating lease assets	(242)	(1,134)
Prepaid expenses and other assets	(425)	(223)
Capitalized software development costs	(788)	(318)
Net deferred tax liabilities	(2,230)	(2,521)
Total deferred tax assets, net	$12,782	$3,694
Deferred tax assets/liabilities included in the balance sheet are:
	Years ended December 31,
	2022	2023
Deferred tax assets - non-current	$12,782	$3,694
Deferred tax liabilities - non-current	—	—
Total deferred tax assets, net	$12,782	$3,694

The net deferred tax asset of $3.7 million is expected to be realized over the next three years from 2024 through 2026.

For the years ended December 31, 2022 and 2023, the following table reflects the activity in the Company’s valuation allowance on deferred tax assets (in thousands):

	Years ended December 31,
	2022	2023
Beginning balance	$471	$1,328
Increase in valuation allowance	857	35,404
Ending balance	$1,328	$36,732

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

As of December 31, 2022 the Company’s deferred tax assets were primarily the result of UK and U.S. net operating losses (“NOLs”), tax credit carryforwards from the UK and U.S., share-based compensation, and the UK corporate interest restriction. As of December 31, 2023, the Company's deferred tax assets were primarily the result of capitalized research costs, UK net operating losses, tax credit carryforwards from the UK and U.S., share-based compensation, and UK corporate interest restriction.

During 2023, the Company added state research and development tax credit benefits in the state of California, which are only available to offset actual tax liabilities. The state research and development tax credits are in excess of the amount reasonably expected to be utilized over the next five years. Accordingly, the Company established an additional $0.3 million of valuation allowance during 2023, for a total of $1.6 million valuation allowance on the related deferred tax asset at December 31, 2023. During 2022, the Company's valuation allowance on the research and development tax credits for the state of California increased $0.8 million and was $1.3 million at December 31, 2022.

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

During 2023, the Company added a valuation allowance of $23.6 million as a result of the recognition of a valuation allowance on UK deferred tax assets in 2023. The valuation allowance of $5.3 million was established based on the UK deferred tax assets held at December 31, 2022. An increase in the valuation allowance of an additional $18.3 million was recorded in 2023 due to a loss at the Company's UK entity.

Due to the intercompany relationships between Cambium's entities, at December 31, 2023, the Company also recognized a valuation allowance of $10.5 million on the Company's U.S. entity, and $1.0 million on the Company's other foreign entities, due to a loss at the Company's UK entity.

The Company has gross income tax NOL carryforwards related to its U.S. and international operations. For the year ended December 31, 2022, the NOL carryforward was approximately $17.0 million, of which $15.3 million has an indefinite life and $1.7 million will expire in 2041. For the year ended December 31, 2023, the NOL carryforward was approximately $87.5 million, of which $85.9 million has an indefinite life and $1.6 million will expire in 2041.

The Company has tax credit carryforwards related to research and development. For the year ended December 31, 2022, the carryforward was approximately $2.0 million, all of which had an indefinite life. For the year ended December 31, 2023, the carryforward was approximately $2.9 million, all of which has an indefinite life.

The Company has gross corporate interest restriction (“CIR”) disallowance carryforwards related to its UK operations. For the year ended December 31, 2022, the CIR carryforward was approximately $3.9 million, all of which had an indefinite life. For the year ended December 31, 2023, the CIR carryforward was approximately $3.1 million, all which has an indefinite life. The Company has recorded a reduction to the deferred tax asset of $0.8 million related to an adjustment to the utilization of a portion of the CIR in the 2021 UK tax return.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and many foreign jurisdictions. The U.S., UK, and India are the main taxing jurisdictions in which the Company operates. Open tax years subject to audit vary depending on the tax jurisdiction. In the U.S., the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2020. In the UK, the tax returns that are open are for the tax years 2020, 2021, 2022 and 2023. In India, the tax returns that are open are for India assessment years 2019 through 2023.

The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its position. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations. The Company does not have any unrecognized tax positions as of December 31, 2022 and 2023.

The Company recorded income tax (benefit) provision for income taxes of ($5.5) million, ($2.2) million, and $13.8 million for the years ended December 31, 2021, 2022 and 2023, with an effective tax rate of (17.3)%, (12.1)% and (21.6)%, respectively. For the year ended December 31, 2021, the Company's effective tax rate was (17.3)%. The effective tax rate differed from the U.S. statutory rate of 21.0% primarily due to a benefit on the release of a valuation allowance against its deferred tax assets of $7.9 million and a $3.4 million benefit arising on employee restricted share vesting and option exercises. For the year ended December 31, 2022, the Company's effective tax rate was (12.1)%. The effective tax rate differed from the U.S. statutory rate of 21.0% primarily due to research and development tax credits of $2.8 million, a benefit on Foreign Derived Intangible Income of $2.3 million, and a tax benefit of $0.9 million on revaluation of the UK deferred tax assets at a higher tax rate. For the year ended December 31, 2023, the Company's effective tax rate was (21.6)%. The effective tax rate differed from the U.S. statutory rate of 21.0% primarily due to a pretax loss, the establishment of a valuation allowance of $16.8 million, and an additional increase in the valuation allowance of $18.6 million, a tax benefit on Foreign Derived Intangible Income of $2.9 million, and a benefit on research and development credits of $2.4 million.

Note 12. Commitments and contingencies

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

Purchase commitments with contract manufacturers and suppliers

We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us, such as forecasted demand. The Company may be liable to purchase excess product or aged material from our suppliers following reasonable mitigation efforts. The Company establishes a loss on purchase commitment liability for all product it does not expect it will sell. Such loss on purchase commitment liability is included in Accrued liabilities on the Company's consolidated balance sheets. The Company recorded losses on purchase commitments of $0.0 million, $0.5 million and $12.8 million for the years ended December 31, 2021, 2022 and 2023, respectively.

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

Note 13. Revenue from contracts with customers

Disaggregation of revenues

Revenues by product category were as follows (in thousands, except percentages):

	Year Ended December 31,
	2021		2022		2023
Point-to-Multi-Point	$204,756	61%	$114,941	39%	$95,197	43%
Point-to-Point	60,761	18%	67,083	22%	80,765	37%
Enterprise	66,933	20%	109,844	37%	39,097	18%
Other	3,404	1%	5,031	2%	5,136	2%
Total Revenues	$335,854	100%	$296,899	100%	$220,195	100%

The Company’s products are predominately distributed through a third-party logistics provider in the United States, Netherlands and Viet Nam. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations.

Revenue by geography were as follows (in thousands, except percentages):

	Year Ended December 31,
	2021		2022		2023
North America	$173,491	52%	$133,897	45%	$131,943	60%
Europe, Middle East and Africa	93,082	28%	90,883	31%	44,169	20%
Caribbean and Latin America	40,974	12%	31,223	10%	20,729	9%
Asia Pacific	28,307	8%	40,896	14%	23,354	11%
Total Revenues	$335,854	100%	$296,899	100%	$220,195	100%

The following country had revenues greater than 10% of total revenues:

•
United States - $165.3 million for 2021, $132.9 million for 2022 and $132.0 million for 2023

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues			Percentage of Accounts Receivable
	Years Ended December 31,			As of December 31,
	2021	2022	2023	2022	2023
Customer A	20%	15%	17%	29%	21%
Customer B	15%	*	12%	*	*

* denotes percentage is less than 10%

Contract Balances

The following table summarizes contract balances as of December 31, 2022 and December 31, 2023:

	December 31, 2022	December 31, 2023

Trade accounts receivable, net of allowance for credit losses	$89,181	$63,656
Deferred revenue - current	8,913	8,765
Deferred revenue - noncurrent	8,617	10,473
Refund liability	$3,186	$8,723

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

The refund liability is the estimated amount expected to be refunded to customers in relation to product exchanges made as part of the Company’s stock rotation program and returns that have been authorized, but not yet received by the Company. The increase in the refund liability is mostly driven by the higher expected stock rotations of enterprise products as the channel aligns its inventory position with market demand and is included within Other current liabilities in the consolidated balance sheets.

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of December 31, 2022 and 2023, deferred revenue (both current and noncurrent) of $17.5 million and $19.2 million, respectively, represents the Company’s remaining performance obligations, of which $8.9 million and $8.8 million, respectively, is expected to be recognized within one year, with the remainder to be recognized thereafter.

Revenue recognized during the year ended December 31, 2023 which was previously included in deferred revenues as of December 31, 2022 was $8.7 million. Revenue recognized during the year ended December 31, 2022 which was previously included in deferred revenues as of December 31, 2021 was $6.8 million. Revenue recognized during the year ended December 31, 2021 which was previously included in deferred revenues as of December 31, 2020 was $6.3 million.

Cost to obtain a contract

Sales commissions are incremental costs of obtaining a contract. The Company has elected to recognize these expenses as incurred due to the amortization period of these costs being one year or less.

Note 14. Leases

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

The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2021	2022	2023
Operating lease cost	$2,592	$2,361	$2,503
Short-term lease cost	283	471	387
Variable lease costs	500	611	726
Total lease expense	$3,375	$3,443	$3,616

Supplemental balance sheet information related to leases were as follows (in thousands, except lease term and discount rate):

	Balance Sheet Caption	December 31, 2022	December 31, 2023

Operating leases:
Operating lease assets	Operating lease assets	$4,011	$7,894
Current lease liabilities	Other current liabilities	$1,930	$1,531
Noncurrent lease liabilities	Noncurrent operating lease liabilities	$2,170	$6,595
Weighted average remaining lease term (years):
Operating leases		2.67	7.99
Weighted average discount rate:
Operating leases		6.11%	6.87%

Supplemental cash flow information related to leases were as follows (in thousands):

	Years Ended December 31,
	2021	2022	2023

Cash paid for amounts included in the measurement of lease liabilities	$2,674	$2,403	$2,484
Right-of-use assets obtained on operating lease commencements	$—	$—	$6,027

The Company’s current lease terms range from one to thirteen years and may include options to extend the lease by one to four years.

Remaining maturities on lease liabilities at December 31, 2023 is as follows (in thousands):

Operating leases
2024	1,896
2025	1,882
2026	1,348
2027	1,384
2028	1,273
Thereafter	8,721
Total lease payments	16,504
Less: leasehold improvement allowance	(3,189)
Total net future lease payments	13,315
Less: interest	(5,189)
Present value of lease liabilities	$8,126

The Company's new corporate headquarters office lease in Illinois includes a $3.2 million leasehold improvement allowance from the landlord that will be applied against certain of its build-out expenses and is expected to be received during 2024.

Note 15. Related party transactions

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

For the years ended December 31, 2021, 2022 and 2023, Vector Capital Management, LP charged $0.0 million, $0.1 million and $0.6 million for professional services fees and reimbursement of expenses. Amounts due to Vector Capital Management, LP at December 31, 2022 and 2023 were $0.1 million and $0.0 million, respectively, and were included in Accounts Payable in the Company's consolidated balance sheets.

Note 16. Restructuring

In 2023, the Company announced and initiated two corporate cost reductions to better align Cambium's cost structure with current economic conditions and position the Company to achieve near-term and long-term targets to maintain profitability, improve cash flow and maintain a strong balance sheet. The Company expects to incur approximately $2.5 - $3.5 million of costs associated with both restructurings, mostly related to one-time termination benefits and is expected to be substantially complete and costs incurred by the end of the second quarter of 2024, and expects all costs to be incurred by the end of 2024.

For the year ended December 31, 2023, the Company incurred total restructuring charges of approximately $2.2 million from both restructuring actions and is included in cost of revenues and all operating expense lines in the Company's consolidated statements of operations. As of December 31, 2023, the Company paid approximately $1.8 million of this amount, leaving a restructuring liability of $0.4 million which is included in Accrued liabilities in the Company's consolidated balance sheets. The remaining $0.4 million is expected to be paid by the end of the first quarter of 2024.

The following table reflects the restructuring liability activity for the year ended December 31, 2023 (in thousands):

Restructuring liability at January 1, 2023	$—
Restructuring charges	2,154
Cost paid	(1,791)
Restructuring liability at December 31, 2023	$363