Form 10-Q
period 2024-03-31
Cambium Networks Corp
filed 2024-05-10
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 001-38952

CAMBIUM NETWORKS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Cambium Networks, Inc.
2000 Center Drive, Suite East A401 Hoffman Estates, Illinois 60192	(345) 814-7600
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $0.0001 par value	CMBM	Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 6, 2024 , the registrant had 27,895,741 shares of ordinary shares, $0.0001 par value per share, outstanding.

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
•
our ability to successfully comply with or obtain a waiver of compliance with the financial covenants under our secured credit facilities;
•
the sufficiency of our cash resources and needs for additional financing;
•
our ability to predict and respond to emerging technological trends and network operators' changing needs;
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
•
risks caused by political tensions around the world including the current war in Ukraine as well as tensions between the United States and China and events in Israel and Gaza;
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
•
our reliance on the availability of third-party licenses; and

ii

•
our inability to obtain intellectual property protections for our products.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Cambium Networks Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,	March 31,
	2023	2024
		(Unaudited)
ASSETS
Current assets
Cash	$18,710	$38,711
Receivables, net of credit losses of $283 and $860	64,103	58,157
Inventories, net	66,878	55,593
Income taxes receivable	222	300
Prepaid expenses	6,589	12,752
Other current assets	6,069	6,334
Total current assets	162,571	171,847
Noncurrent assets
Property and equipment, net	12,879	13,741
Software, net	11,985	12,220
Operating lease assets	7,894	7,327
Intangible assets, net	7,675	7,300
Goodwill	9,842	9,842
Deferred tax assets, net	3,694	—
Other noncurrent assets	1,335	1,280
TOTAL ASSETS	$217,875	$223,557
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$19,120	$15,783
Accrued liabilities	47,069	42,511
Employee compensation	5,071	4,229
Current portion of long-term debt, net	3,186	2,514
Deferred revenues	8,765	8,510
Other current liabilities	13,117	13,734
Total current liabilities	96,328	87,281
Noncurrent liabilities
Long-term debt, net	21,926	61,315
Deferred revenues	10,473	10,074
Noncurrent operating lease liabilities	6,595	6,409
Other noncurrent liabilities	1,619	1,688
Total liabilities	136,941	166,767
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2023 and March 31, 2024; 28,095,144 shares issued and 27,834,908 outstanding at December 31, 2023 and 28,158,001 shares issued and 27,892,848 outstanding at March 31, 2024	3	3
Additional paid in capital	152,768	155,137
Treasury shares, at cost, 260,236 shares at December 31, 2023 and 265,153 shares at March 31, 2024	(5,624)	(5,646)
Accumulated deficit	(64,598)	(91,045)
Accumulated other comprehensive loss	(1,615)	(1,659)
Total shareholders' equity	80,934	56,790
TOTAL LIABILITIES AND EQUITY	$217,875	$223,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended March 31,
	2023	2024
Revenues	$77,401	$42,337
Cost of revenues	37,741	33,652
Gross profit	39,660	8,685
Operating expenses
Research and development	14,262	10,799
Sales and marketing	11,670	9,721
General and administrative	6,667	7,510
Depreciation and amortization	1,496	1,633
Total operating expenses	34,095	29,663
Operating income (loss)	5,565	(20,978)
Interest expense, net	597	881
Other expense, net	154	59
Income (loss) before income taxes	4,814	(21,918)
Provision for income taxes	538	4,529
Net income (loss)	$4,276	$(26,447)

Earnings (loss) per share
Basic	$0.16	$(0.95)
Diluted	$0.15	$(0.95)
Weighted-average number of shares outstanding to compute net earnings (loss) per share
Basic	27,341,013	27,849,604
Diluted	28,452,855	27,849,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2024
Net income (loss)	$4,276	$(26,447)
Other comprehensive loss
Foreign currency translation adjustment	86	(44)
Comprehensive income (loss)	$4,362	$(26,491)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended March 31, 2023
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated equity	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2022	27,313	$3	$138,997	$(4,922)	$12,822	$(1,527)	$145,373
Net income	—	—	—	—	4,276	—	4,276
Share-based compensation	—	—	2,625	—	—	—	2,625
Issuance of vested shares	45	—	—	—	—	—	—
Treasury shares withheld for net settlement	(12)	—	—	(211)	—	—	(211)
Proceeds from exercise of share options	51	—	387	—	—	—	387
Foreign currency translation	—	—	—	—	—	86	86
Balance at March 31, 2023	27,397	$3	$142,009	$(5,133)	$17,098	$(1,441)	$152,536

	Three Months Ended March 31, 2024
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2023	27,835	$3	$152,768	$(5,624)	$(64,598)	$(1,615)	$80,934
Net loss	—	—	—	—	(26,447)	—	(26,447)
Share-based compensation	—	—	2,369	—	—	—	2,369
Issuance of vested shares	63	—	—	—	—	—	—
Treasury shares withheld for net settlement	(5)	—	—	(22)	—	—	(22)
Foreign currency translation	—	—	—	—	—	(44)	(44)
Balance at March 31, 2024	27,893	$3	$155,137	$(5,646)	$(91,045)	$(1,659)	$56,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2024
Cash flows from operating activities:
Net income (loss)	$4,276	$(26,447)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,058	1,149
Amortization of software and intangible assets	1,037	1,387
Amortization of debt issuance costs	75	77
Share-based compensation	2,875	2,586
Deferred income taxes	(1,519)	3,694
Provision for inventory excess and obsolescence	1,336	6,175
Other	(231)	687
Change in assets and liabilities:
Receivables	(8,973)	2,385
Inventories	(12,601)	5,110
Prepaid expenses	1,069	(6,161)
Accounts payable	(1,474)	(3,581)
Accrued employee compensation	(584)	(1,018)
Accrued liabilities	3,738	(1,571)
Other assets and liabilities	3,959	(119)
Net cash used in operating activities	(5,959)	(15,647)
Cash flows from investing activities:
Purchases of property and equipment	(1,569)	(1,767)
Purchases of software	(1,537)	(1,250)
Net cash used in investing activities	(3,106)	(3,017)
Cash flows from financing activities:
Proceeds from issuance of revolver debt	—	40,000
Repayment of term loan	(656)	(1,313)
Taxes paid from shares withheld	(148)	(15)
Proceeds from share option exercises	387	—
Net cash (used in) provided by financing activities	(417)	38,672
Effect of exchange rate on cash	16	(7)
Net (decrease) increase in cash	(9,466)	20,001
Cash, beginning of period	48,162	18,710
Cash, end of period	$38,696	$38,711

Supplemental disclosure of cash flow information:
Income taxes paid	$204	$116
Interest paid	$412	$1,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Business and significant accounting policies

Business

Cambium Networks Corporation (“Cambium” or “Cambium Networks” or the “Company”), incorporated under the laws of the Cayman Islands, is a holding company whose principal operating entities are Cambium Networks, Ltd. (UK), Cambium Networks, Inc. (USA), and Cambium Networks Private Limited (India). On June 26, 2019, the Company completed an Initial Public Offering and the Company's ordinary shares began trading on the Nasdaq Global Market.

Cambium Networks Corporation and its wholly owned subsidiaries design, develop, and manufacture fixed wireless and fiber broadband and enterprise networking infrastructure solutions that are used by businesses, governments, and service providers in urban, suburban and rural environments. Cambium's products simplify and automate the design, deployment, optimization, and management of broadband and Wi-Fi access networks through intelligent automation.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Cambium Networks Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of March 31, 2024, and for the three-month periods ended March 31, 2023 and 2024, and the related notes are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and, in the opinion of management, reflect all adjustments, which comprise only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2024 and results of operations for the three-month periods ended March 31, 2023 and 2024 and cash flows for the three-month periods ended March 31, 2023 and 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K and filed with the SEC on March 15, 2024. The results of operations for the three-month period ended March 31, 2024 are not necessarily indicative of the operating results to be expected for the full year.

Going Concern

In accordance with the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management evaluates whether there are conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In making its assessment, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and conditional and unconditional obligations due over the next twelve months, as well as other factors including the markets in which the Company competes and the current customer demand for the Company’s products.

As of March 31, 2024 and through the date of filing this Quarterly Report, the Company was in compliance with all of its payment obligations and the financial covenants under its Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement do not mature and become due and payable until November 17, 2026. Please refer to Note 6. Debt, regarding the Company’s debt outstanding under its credit facilities with Bank of America.

The Company is actively taking actions to improve its profitability and ensure future compliance with applicable financial covenants, including acceleration of collection of receivables, deferral of expenditures, cost reductions to align the Company’s cost structure with current revenue levels and sales of excess inventory. In addition, the Company continues to focus on operating efficiency and reducing discretionary spending. The Company believes these actions, together with its existing cash balances, provide it with the financial flexibility needed to meet its obligations as they come due over the next twelve months. However, this conclusion depends in part on the Company’s expectations regarding macro-conditions in the markets in which it competes, customer acceptance and purchases of the Company’s products, buying decisions by the Company’s distributors and other factors that are not within the Company’s control. Based on the Company’s current forecasts, the Company is projecting future noncompliance with its financial covenants within the next twelve months, which would result in a non-payment event of default under the Amended Credit Agreement. Such a default would afford the lenders thereunder the right to declare the amounts outstanding thereunder immediately due and payable, and the Company may not be able to obtain a waiver of such a default or otherwise refinance such indebtedness. Due to these uncertainties, management concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Update to Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in the 2023 Form 10-K, Part II, Item 8.

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

Note 2. Balance sheet components

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	March 31,
	2023	2024
		(unaudited)
Finished goods	$69,428	$64,312
Raw materials	21,271	21,141
Gross inventory	90,699	85,453
Less: Excess and obsolescence reserve	(23,821)	(29,860)
Inventories, net	$66,878	$55,593

The decrease in gross inventory was primarily in our PMP and Enterprise products. Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, and market conditions and judgment about the anticipated consumption and our ability to sell the inventory. At December 31, 2023 and March 31, 2024, excess and obsolescence reserves were $23.8 million and $29.9 million, respectively. The increase in the reserve in the first quarter of 2024 was mostly driven by lower demand, mostly for PMP products.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2023	2024
		(unaudited)
Accrued goods and services	$7,787	$6,479
Accrued loss on supplier commitments	12,949	13,667
Accrued inventory purchases	2,768	3,385
Accrued customer rebates	23,052	18,784
Other	513	196
Accrued liabilities	$47,069	$42,511

Accrued warranty

Provisions for warranty claims are primarily related to our hardware products and are recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Three Months ended March 31,
	2023	2024
		(unaudited)
Beginning balance	$1,651	$1,484
Fulfillment of assumed acquisition warranty	(178)	(3)
Provision increase, net	11	113
Ending balance	$1,484	$1,594

At March 31, 2024, $1.3 million is included in Other current liabilities and $0.3 million is included in Other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Note 3. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	March 31,
	Useful Life	2023	2024
			(unaudited)
Equipment and tooling	3 to 5 years	$37,678	$39,554
Computer equipment	3 to 5 years	5,546	5,671
Furniture and fixtures	5 to 10 years	853	856
Leasehold improvements	2 to 3 years	518	518
Total cost		44,595	46,599
Less: Accumulated depreciation		(31,716)	(32,858)
Property and equipment, net		$12,879	$13,741

Total depreciation expense was $1.1 million and $1.1 million for the three-month periods ended March 31, 2023 and 2024, respectively.

Note 4. Software

Software consisted of the following (in thousands):

		December 31, 2023			March 31, 2024
					(unaudited)
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance

Acquired and Software for internal use	3 to 7 years	$16,814	$(15,696)	$1,118	$16,886	$(15,804)	$1,082
Software marketed for external sale	3 years	17,563	(6,696)	10,867	18,737	(7,599)	11,138
Total		$34,377	$(22,392)	$11,985	$35,623	$(23,403)	$12,220

Amortization of acquired and software for internal use is computed using the straight-line method over an estimated useful life of generally three to seven years. Amortization expense recognized on acquired and software for internal use is reflected in depreciation and amortization in the condensed consolidated statements of operations. Amortization expense was $0.1 million and $0.1 million for the three-month periods ended March 31, 2023 and 2024, respectively.

Amortization expense recognized on software to be sold or marketed externally was $0.6 million and $0.9 million for the three-month periods ended March 31, 2023 and 2024, respectively, and is included in cost of revenues on the condensed consolidated statements of operations.

Based on capitalized software assets at March 31, 2024, estimated amortization expense in future fiscal years is as follows (unaudited and in thousands):

Year ending December 31,	Acquired and internal use software	Software marketed for external use	Total
2024 (April - December)	$348	$2,914	$3,262
2025	416	3,795	4,211
2026	301	2,797	3,098
2027	17	1,314	1,331
2028	—	318	318
Thereafter	—	—	—
Total amortization	$1,082	$11,138	$12,220

Note 5. Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill or intangible assets during the three-month period ended March 31, 2024 (unaudited).

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

The qualitative assessment performed for the three-month period ended March 31, 2024 included an assessment of excess inventories, supply chain constraints, and macroeconomic conditions and did not indicate the existence of an impairment trigger that would more likely than not reduce the fair value of our reporting unit below its carrying amount nor indicators suggesting that the carrying amount of intangible assets may not be recoverable. As of December 31, 2023 and March 31, 2024, the Company's market capitalization exceeded its net assets by 106% and 112%, respectively. The Company continues to monitor market capitalization and assess potential goodwill impairment triggering events, including continued impact of slower demand, higher channel inventory and sustained decrease in its share price. If triggering events occur, the Company will perform a goodwill impairment assessment that may indicate impairment in a future period.

The useful life, gross carrying value, accumulated amortization, and net balance for each major class of definite-lived intangible assets at each balance sheet date were as follows (in thousands):

		December 31, 2023			March 31, 2024
					(unaudited)
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance

Customer relationships	5 to 18 years	$19,300	$(11,625)	$7,675	$19,300	$(12,000)	$7,300
Total		$19,300	$(11,625)	$7,675	$19,300	$(12,000)	$7,300

Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value at the end of their useful life. Intangible assets amortization expense was $0.4 million and $0.4 million for the three-month periods ended March 31, 2023 and 2024, respectively.

Based on capitalized intangible assets as of March 31, 2024, estimated amortization expense amounts in future fiscal years are as follows (unaudited and in thousands):

Year ending December 31,	Amortization
2024 (April - December)	$1,123
2025	1,498
2026	1,498
2027	1,498
2028	1,498
Thereafter	185
Total amortization	$7,300

Note 6. Debt

As of March 31, 2024, the Company had $24.1 million outstanding under its term loan facility and $40.0 million outstanding under its revolving credit facility. As of March 31, 2024, the Company had available $5.0 million under its revolving credit facility (unaudited).

The following table reflects the current and noncurrent portions of the term loan and revolving credit facilities at December 31, 2023 and March 31, 2024 (in thousands):

	December 31,	March 31,
	2023	2024
		(unaudited)
Term loan facility	$25,406	$24,094
Revolving credit facility	—	40,000
Less debt issuance costs	(294)	(265)
Total debt	25,112	63,829
Less: current portion of term facility	(3,281)	(2,625)
Current portion of debt issuance costs	95	111
Total long-term debt, net	$21,926	$61,315

As of December 31, 2023, the effective interest rate on the term loan facility was 7.69%. As of March 31, 2024, the effective interest rate on the term loan facility was 9.15% (unaudited). The increase in the interest rate is being driven by the higher applicable margin as a result of the amendment completed on December 29, 2023.

The Company borrowed $40.0 million against its revolving credit facility during the first quarter of 2024. The funds will be used for working capital and normal operations. As of March 31, 2024, the weighted-average interest rate for borrowings outstanding under the revolving credit facility was 8.67% (unaudited).

Both the term loan facility and revolving credit facility mature on November 17, 2026. Maturities on the debt, which includes both the term loan facility and the revolver credit facility, outstanding at March 31, 2024 is as follows (unaudited and in thousands):

Year ending December 31,
2024 (April - December)	$1,969
2025	2,625
2026	59,500
Total	$64,094

As of March 31, 2024, the Company was in compliance with all affirmative and negative covenants, which included its monthly liquidity covenant at each liquidity measurement date and its quarterly Consolidated EBITDA covenant (unaudited).

Net interest expense, including bank charges and amortization of debt issuance costs on the debt, was $0.6 million and $0.9 million for the three-month periods ended March 31, 2023 and 2024, respectively (unaudited). The increase in interest expense is mostly due to the increase in interest rate on the term loan facility and the addition of interest expense on the revolving credit facility.

Note 7. Employee benefit plans

The Company’s employee benefit plans currently consist of a retirement plan in the United States and a separate defined contribution plan in the UK. The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. employees that satisfy certain eligibility requirements, including requirements related to age and length of service, are eligible to participate in the Cambium Networks, Inc. 401(k) Plan. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. Under the Cambium Networks, Inc. 401(k) Plan, the Company matches 100% of employee contributions to the 401(k) plan up to a maximum amount of 4% of eligible wages, which matching contributions are subject to vesting in equal annual increments over two years of service. All contributions, including the Company match, are made in cash. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $0.4 million and $0.2 million for the three-month periods ended March 31, 2023 and 2024, respectively.

UK plan

UK employees who satisfy certain eligibility requirements are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan. Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% of eligible compensation and a company contribution rate of 5% of the employee’s basic salary. The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%. Company matching contributions vest immediately and employees are always vested in their own contributions. All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period. The total contributed by the Company under this plan was $0.1 million and $0.1 million for the three-month periods ended March 31, 2023 and 2024, respectively.

Note 8. Shareholders' equity

2019 Share incentive plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the 2019 Share Incentive Plan (“2019 Plan”). The 2019 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted share awards (“RSAs”), restricted share units (“RSUs”), other share-based awards and performance awards. The share reserve under the 2019 Plan is automatically increased on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2020 and continuing until, and including, the fiscal year ending December 31, 2029. The number of shares added annually is equal to the lowest of 1,320,000 shares, 5% of the number of the Company’s shares outstanding on the first day of such fiscal year, or an amount determined by the Board of Directors. On March 18, 2024, the Company registered 1,320,000 additional shares that may be issued under the 2019 Plan.

The Company’s employees, officers, directors, consultants, and advisors are eligible to receive awards under the 2019 Plan. Incentive share options, however, may only be granted to the Company's employees.

For the three-month periods ended March 31, 2023 and 2024, the Company recorded corresponding income tax benefits of $0.1 million and $0.0 million, respectively.

Share-based compensation

The following table shows total share-based compensation expense for the three-month periods ended March 31, 2023 and 2024 (unaudited and in thousands):

	Three Months Ended March 31,
	2023	2024
Cost of revenues	$56	$33
Research and development	1,269	945
Sales and marketing	700	508
General and administrative	850	1,100
Total share-based compensation expense	$2,875	$2,586

Share options

The Company's time-based share options typically have a contractual term of ten years from grant date and typically vest over a four-year period. The Company recognized compensation expense associated with its time-based share options on a straight-line basis over the requisite service period.

The following is a summary of option activity for the Company’s share incentive plans for the three-month period ended March 31, 2024 (unaudited):

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2023	4,689,916	$11.98	7.5	$617,623
Options granted	775,625	$4.26	—	$—
Options exercised	—	$—	—	$—
Options expired	(15,300)	$12.18	—	$—
Options forfeited	(112,500)	$16.95	—	$—
Outstanding at March 31, 2024	5,337,741	$10.76	7.5	$38,781
Options exercisable at March 31, 2024	2,639,430	$13.24	5.7	$—
Options vested and expected to vest at March 31, 2024	5,171,987	$10.92	7.5	$33,841

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. The Company utilized a forfeiture rate of 8.2% during the three-month period ended March 31, 2024 for estimating the forfeitures of share options granted.

The fair value of share options is estimated using the following weighted-average assumptions (unaudited):

	Three Months Ended March 31,
	2023	2024
Expected dividend yield	N/A	—
Risk-free interest rate	N/A	4.36%
Weighted-average expected volatility	N/A	71.9%
Expected term (in years)	N/A	5.8
Weighted average grant-date fair value per share of options granted	N/A	$2.82

There were no share options granted in the three-month period ended March 31, 2023.

At March 31, 2024, there was $12.4 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested time-based share option awards. The unrecognized share-based compensation expense is expected to be recognized through the first quarter of 2028 (unaudited).

Restricted shares

The Company's time-based RSUs typically vest over a four-year period. The Company recognizes compensation expense associated with its time-based RSUs on a straight-line basis over the four-year requisite service period.

The following is a summary of restricted shares activity for the Company’s share incentive plan for the three-month period ended March 31, 2024 (unaudited):

	Units	Weighted average grant date fair value
RSU balance at December 31, 2023 [1]	556,340	$16.92
RSUs granted	349,920	$4.28
RSUs vested	(62,913)	$17.02
RSUs forfeited [1]	(59,337)	$15.55
RSU balance at March 31, 2024 [1]	784,010	$11.37

1 Includes time-based RSUs and the performance-based RSUs for which a grant date has been established, as described below.

Of the 62,913 RSUs vested, the Company withheld 4,917 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

The fair value of the RSUs is based on the fair value of the Company's ordinary shares on the grant date. The Company utilized a forfeiture rate of 8.2% during the three-month period ended March 31, 2024 for estimating the forfeitures of RSUs granted.

As of March 31, 2024, there was $7.1 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested time-based restricted share units. The unrecognized compensation expense is expected to be recognized through the first quarter of 2028 (unaudited).

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

For performance-based awards that vest during the First Performance Period, the Company's Compensation Committee retains the ability to modify the applicable adjusted earnings per share metric. Due to this discretion, the Company determined that the grantee does not have a mutual understanding of the key terms and conditions of the performance-based awards in the First Performance Period, and a grant date will not exist until the Compensation Committee approves the adjusted earnings per share metric for the First Performance Period. On January 29, 2024, the Compensation Committee determined the performance goals for the First Performance Period were not achieved and the total potential shares of 62,500 RSUs were forfeited (unaudited).

Unlike the performance-based awards in the First Performance Period, the Compensation Committee does not have the discretion to modify the applicable adjusted earnings per share metric for performance-based awards that vest during the Second Performance Period. As such, a mutual understanding of the key terms and conditions, and thus a grant date, exists on the date that the performance-based awards are issued by the Company. As of March 31, 2024, based on the total potential shares that could be earned, there were 50,000 RSUs granted. A grant date fair value was established, and the weighted average grant date fair values calculated in the above tables include these performance-based RSUs. The Company has not recognized any compensation expense on these performance-based awards since the achievement of the performance goal is not probable. As of March 31, 2024, there was $0.7 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to these unvested performance-based share awards for the Second Performance Period, which will be recognized over the requisite service period from January 1, 2024 through the first quarter of 2025 if it is probable that the adjusted earnings per share metric will be achieved (unaudited).

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”). The ESPP was effective on June 25, 2019, and the initial offering period of six-months commenced on January 1, 2021. The current offering period of six months commenced on January 1, 2024 and runs through June 30, 2024. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s ordinary shares on the first trading day of the offering period and the purchase date. The ESPP includes an annual increase to the shares available for sale on the first day of each fiscal year beginning in 2020, equal to the lesser of: 275,000 shares, 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The Company registered 275,000 additional shares on March 18, 2024.

For the three-month periods ended March 31, 2023 and 2024, the Company recognized $0.3 million and $0.2 million, respectively, of share-based compensation expense related to the ESPP (unaudited).

Note 9. Earnings (loss) per share

Basic net earnings (loss) per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net earnings per share is computed using the treasury method by giving effect to all potentially dilutive ordinary share equivalents outstanding for the period. For purposes of this calculation, share options, RSUs, and ESPP awards are considered to be ordinary share equivalents but are excluded from the calculation of diluted earnings per share when including them would have an anti-dilutive effect. Performance-based share awards are only included in the calculation of diluted earnings per share if the performance metric would have been achieved as of March 31, 2024 if that had been the end of the contingency period. The following table sets forth the computation of basic and diluted net earnings per share (unaudited and in thousands, except for share and per share data):

	Three Months Ended March 31,
	2023	2024
	(unaudited)	(unaudited)
Numerator:
Net income (loss)	$4,276	$(26,447)
Denominator:
Basic weighted average shares outstanding	27,341,013	27,849,604
Dilutive effect of share option awards	846,656	—
Dilutive effect of restricted share units and restricted share awards	265,160	—
Dilutive effect of employee share purchase plan	26	—
Diluted weighted average shares outstanding	28,452,855	27,849,604
Net earnings (loss) per share, basic	$0.16	$(0.95)
Net earnings (loss) per share, diluted	$0.15	$(0.95)

In the computation of diluted earnings per share for the three-month period ended March 31, 2023, 1,202,805 ordinary share equivalents were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per share for the three-month period ended March 31, 2024, the Company did not include any share equivalents because their inclusion would have been antidilutive (unaudited).

Note 10. Income taxes

The Company’s provision for income taxes at March 31, 2023 is based upon the estimated annual tax rate for the year applied to federal, state and foreign income. Due to forecasting uncertainty for 2024, the Company's provision for income taxes at March 31, 2024 is based on the 3-month year-to-date actual results. The Company recorded a provision for income taxes of $0.5 million for the three-month period ended March 31, 2023 and a provision for income taxes of $4.5 million for the three-month period ended March 31, 2024, with an effective tax rate of 11.2% and (20.7)%, respectively. In the three-month period ended March 31, 2023, the effective tax rate of 11.2% was different from the statutory rate of 21.0%, primarily due to Foreign Derived Intangible Income and tax benefits arising on Research and Development tax credits. For the three-month period ended March 31, 2024, the Company’s effective tax rate of (20.7%) was different from the statutory rate of 21.0%, primarily due to an increase in the valuation allowance on the net deferred tax assets of the UK and US companies, the tax benefit on Foreign Derived Intangible Income and tax benefits arising on U.S. Research and Development tax credits. The Company increased the valuation allowance based on the analysis of cumulative income and loss positions, future income projections, and operating plans. The UK net deferred tax assets at December 31, 2023 were comprised primarily of NOL carryforwards, corporate interest restriction carryforwards and acquired intangibles, amounting to $23.6 million. The movement in the UK valuation allowance during the three-month period ended March 31, 2024 amounted to $5.9 million, for a total valuation allowance at March 31, 2024 of $29.5 million. The U.S. net deferred tax assets at December 31, 2023 were comprised primarily of capitalized research costs and share-based compensation, amounting to $15.8 million. The U.S. net deferred tax assets increased by $1.2 million during the three-month period ended March 31, 2024, for total U.S. net deferred tax assets at March 31, 2024 of $17.0 million. The U.S. valuation allowance at December 31, 2023 was $12.1 million. The increase in the U.S. valuation allowance during the three-month period ended March 31, 2024 amounted to $4.9 million, for a total valuation allowance at March 31, 2024 of $17.0 million.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A significant piece of objective evidence evaluated is the cumulative income or loss incurred over the three-year period ended March 31, 2024 and whether the Company projects a loss for the current year ending December 31, 2024. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets before they otherwise expire. The Company considers projected future taxable income, reversing taxable temporary differences, carryback opportunities, and prudent tax-planning strategies in making this assessment. However, cumulative losses in recent periods are a significant piece of objective negative evidence that limits the Company's ability to consider certain criteria of subjective positive evidence such as projections for future growth. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences are deductible. The amount of the deferred tax asset considered realizable will be adjusted in future periods as necessary based on the reversal pattern of deferred balances and the actual taxable income during the carryforward period, as well as any relevant new facts to be considered.

In applying the statutory tax rate in the effective income tax rate reconciliation, the Company used the statutory U.S. federal income tax rate of 21% rather than the Cayman Islands zero percent rate.

Note 11. Commitments and contingencies

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

Note 12. Segment information

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company determined that it operates as one operating segment and one reporting unit.

Note 13. Revenues from contracts with customers

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

Disaggregation of revenues

Revenues by product category were as follows (unaudited and in thousands, except percentages):

	Three Months Ended March 31,
	2023		2024
Point-to-Multi-Point	$22,292	29%	$19,421	46%
Point-to-Point	18,008	23%	14,411	34%
Enterprise	35,656	46%	7,163	17%
Other	1,445	2%	1,342	3%
Total Revenues	$77,401	100%	$42,337	100%

The Company’s products are predominately sold through third-party distributors and distributed through a third-party logistics provider with facilities in the United States, Netherlands and Vietnam. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations specified by its distributor customers.

Revenues by geography were as follows (unaudited and in thousands, except percentages):

	Three Months Ended March 31,
	2023		2024
North America	$47,593	62%	$25,049	59%
Europe, Middle East and Africa	19,708	25%	8,410	20%
Caribbean and Latin America	3,685	5%	4,892	12%
Asia Pacific	6,415	8%	3,986	9%
Total Revenues	$77,401	100%	$42,337	100%

Contract balances

The following table summarizes contract balances as of December 31, 2023 and March 31, 2024 (in thousands):

	December 31, 2023	March 31, 2024

Trade accounts receivable, net of allowance for credit losses	$63,656	$58,146
Deferred revenue - current	8,765	8,510
Deferred revenue - noncurrent	10,473	10,074
Refund liability	8,723	8,826

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

The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables. The Company’s standard credit terms with its customers are generally net 30 to 60 days. The Company had one customer representing more than 10% of trade receivables at December 31, 2023 and two customers representing more than 10% of trade receivables at March 31, 2024.

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of December 31, 2023, deferred revenue (current and noncurrent) of $19.2 million represents the Company’s remaining performance obligations, of which $8.8 million is expected to be recognized within one year, with the remainder to be recognized thereafter. As of March 31, 2024, deferred revenue (current and noncurrent) of $18.6 million represents the Company’s remaining performance obligations, of which $8.5 million is expected to be recognized within one year, with the remainder to be recognized thereafter (unaudited).

Revenue recognized during the three-month period ended March 31, 2024 which was previously included in deferred revenues as of December 31, 2023 was $2.7 million, compared to $3.4 million of revenue recognized during the three-month period ended March 31, 2023, which was previously included in deferred revenues as of December 31, 2022 (unaudited).

Cost to obtain a contract

Sales commissions are incremental costs of obtaining a contract. The Company has elected to recognize these expenses as incurred, as the amortization period of these costs is one year or less.

Note 14. Related party transactions

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

For the three-month periods ended March 31, 2023 and 2024, the Company did not have any material related party transactions to disclose (unaudited).

Note 15. Restructuring

In 2023, the Company announced and initiated two corporate cost reductions to better align Cambium's cost structure with current economic conditions and position the Company to achieve near-term and long-term targets to maintain profitability, improve cash flow and maintain a strong balance sheet. These restructurings are expected to be substantially complete and costs incurred by the end of the second quarter of 2024, and expects all costs to be incurred by the end of 2024.

At December 31, 2023, the Company had an outstanding restructuring liability of $0.4 million, which was paid in the first quarter of 2024. During the three-month period ended March 31, 2024, the Company incurred additional restructuring charges of approximately $0.3 million, consisting mostly of involuntary employee termination costs, and is included in cost of revenues and all operating expense lines in the Company's condensed consolidated statements of operations. As of March 31, 2024, the Company has a restructuring liability of $0.3 million, which is included in Accrued Liabilities in the Company's condensed consolidated balance sheet and is expected to be paid in the second quarter of 2024 (unaudited).

The following table reflects the restructuring liability activity for the three-month period ended March 31, 2024:

Restructuring liability at December 31, 2023	$363
Restructuring charges	273
Costs paid	(375)
Restructuring liability at March 31, 2024	$261

Note 16. Subsequent Events

On April 24, 2024, the Company drew down an additional $5.0 million under its revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes thereto of Cambium Networks Corporation (“Cambium”, “we”, “our”, or “us”) included elsewhere in this Quarterly Report on Form 10-Q and with the financial statements and related notes and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed March 15, 2024. Results for the three-month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Cambium Networks is a global technology company that designs, develops, and manufactures fixed wireless and fiber broadband, enterprise Wi-Fi access and local area networking (LAN) infrastructure solutions for a wide range of applications, including broadband access, wireless backhaul, Internet of Things (IoT), public safety communications, and Wi-Fi access for commercial use cases. Our products enable service providers, enterprises, industrial organizations, and governments to deliver exceptional digital experiences and device connectivity, with compelling economics. Our ONE network platform simplifies the management of Cambium Networks' wired and wireless broadband and network edge technologies. Our product lines fall into three broad, interrelated categories: Fixed Wireless & fiber Broadband (FWB), Enterprise networking, and Subscription and Services. The FWB portfolio spans point-to-point (PTP) and point-to-multi-point (PMP) architectures over multiple standards, including IEEE 802.11 and 3GPP (Third Generation Partnership Program) and frequency bands, including licensed, unlicensed, and lightly licensed spectrum, and fiber products. In the third quarter of 2023, we introduced and had our first commercial shipments of a passive optical networking (PON) solution, supporting Gigabit PON (GPON) and XGS-PON (also known as 10G-PON or G987). The Enterprise portfolio includes a complete range of indoor and outdoor Wi-Fi access points, indoor and hardened copper and optical based ethernet switches, and integrated security gateway and software-defined wide area network (SD-WAN) devices.

The Subscription and Services portfolio includes network planning and design as well as cloud or on-premises network management and control solutions. The latter capability, delivered through subscription to cnMaestro™ X, forms the foundation of our ONE Network, a cloud-based network management architecture that allows users to remotely configure, monitor, and manage their wired and wireless network. It provides a single, centralized view of all Cambium Network devices, as well as real-time performance and usage data, allowing users to control and optimize the network configuration and settings. Advanced services offered in conjunction with this platform include application visibility and control, which is used to optimize end-user experiences; and "Assists" which provide network administrators suggestions on trouble shooting or optimizing network settings. The integrated security gateway and SD-WAN for small and medium businesses is also associated with a subscription for network security services.

Trends impacting our business

During 2023, although we experienced an overall improvement in the supply chain constraints that had persisted industry-wide for multiple periods prior to 2023, we identified an increase in channel inventories, particularly of our Enterprise products and point-to-multi-point products, as channel partners had increased purchases in prior periods in reaction to the supply constraints. As a result, we experienced a reduction in distributor purchases and an increase in stock rotations in 2023 in the first quarter of 2024 as distributors endeavored to right-size their inventories. The level of inventory at distributors has improved and is now reaching historic levels. However, there is a risk distributors may choose to maintain lower levels of inventory than historically has been the case which could delay our revenue recovery. The high level of inventory across the industry along with macroeconomic factors such as higher interest rates which impact private sector capital investment, and concerns about a global economic slow-down have resulted in softened demand. This has continued to negatively impact net revenues in the first quarter of 2024 and is also expected to negatively impact revenues in the second quarter of 2024. To reduce excess channel inventories, we have provided and may continue to provide additional discounts and other incentives to our customers. Further, in addition to the amounts recorded in the fourth quarter of 2023, in the first quarter of 2024, we recorded $6.2 million provision for inventory excess and obsolescence and $0.8 million loss on supplier commitments expense due to a decrease in demand and to offset the risk that technology shifts could result in this increased inventory becoming obsolete before it is deployed.

Revenues from our Enterprise products have declined beginning in the second quarter of 2023, partly resulting from increased competition as a result of readily available component supply reducing our prior advantage in supply and order fulfillment, aggressive pricing by our competitors and poor macroeconomic conditions in our primary markets resulting in lower order volumes from our distributors. Additionally, revenues declined due to a delay in government defense orders due to U.S. Federal budgetary timing issues impacting the PTP business; sluggish revenues in the PMP business, which is expected to continue until the FCC's approval and subsequent ramp of sales of Cambium's 6 GHz products; a decrease in orders and an increase in stock rotations from distributors in the Enterprise business; and continued economic headwinds, particularly in EMEA.

We have taken and continue to take actions to address these issues, including actions to reduce inventory of our Enterprise products as well as to reduce our operating costs to improve profitability and cash flow. We also continue to work closely with our contract manufacturers and supply chain partners to balance production to market demand.

We continue to monitor the impact of macroeconomic factors, including a potential global recession, inflationary pressures, and growing political tensions as a result of regional conflicts. We also believe that our customers continue to grapple with the impact of these macroeconomic factors on their businesses and future investment plans, resulting in business uncertainty and a more constrained approach to forecasts and orders. Any prolonged economic disruptions, further deterioration in the global economy or outbreaks of international hostilities could have a negative impact on demand from our customers in future periods.

The impact of reverse globalization, including a more nationalistic trend globally leading to increasing government requirements for domestically produced products or limiting the sourcing of components and other products from China and elsewhere, has led us to limit our reliance on third-party manufacturers in China and move manufacturing to other locations, which could cause disruptions in our supply operations. Nationalistic trends are occurring in various geographies which may make it impractical for us to do business in some countries.

Financial results for the three-month period ended March 31, 2024

•
Total revenue was $42.3 million, a decrease of 45% year-over-year
•
Gross margin was 20.5%
•
Total costs of revenues and operating expenses were $63.3 million
•
Operating loss was $21.0 million
•
Net loss was $26.4 million

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

Research and development

In addition to personnel-related costs, research and development expenses consist of costs associated with design and development of our products, product certification, travel, recruiting and shared facilities and shared IT costs. We generally recognize research and development expense as incurred. We capitalize certain software project costs under development during the period between determining technological feasibility of the product and commercial release. We amortize the capitalized development cost upon commercial release, generally over three years, and this is included in cost of revenues. We typically do not capitalize costs related to the development of first-generation product offerings as technological feasibility generally coincides with general availability of the software.

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

Depreciation and amortization

Depreciation and amortization expenses consist of depreciation related to fixed assets such as computer equipment, furniture and fixtures, and testing equipment, as well as amortization related to acquired and software for internal use and definite lived intangibles.

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

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations (in thousands):

	Three Months Ended March 31,
(in thousands)	2023	2024
Statements of Operations Data:
Revenues	$77,401	$42,337
Cost of revenues	37,741	33,652
Gross profit	39,660	8,685
Operating expenses
Research and development	14,262	10,799
Sales and marketing	11,670	9,721
General and administrative	6,667	7,510
Depreciation and amortization	1,496	1,633
Total operating expenses	34,095	29,663
Operating income (loss)	5,565	(20,978)
Interest expense, net	597	881
Other expense, net	154	59
Income (loss) before income taxes	4,814	(21,918)
Provision for income taxes	538	4,529
Net income (loss)	$4,276	$(26,447)

	Three Months Ended March 31,
	2023	2024
Percentage of Revenues:
Revenues	100.0%	100.0%
Cost of revenues	48.8%	79.5%
Gross margin	51.2%	20.5%
Operating expenses
Research and development	18.4%	25.5%
Sales and marketing	15.1%	23.0%
General and administrative	8.6%	17.7%
Depreciation and amortization	1.9%	3.9%
Total operating expenses	44.0%	70.1%
Operating income (loss)	7.2%	(49.6)%
Interest expense, net	0.8%	2.1%
Other expense, net	0.2%	0.1%
Income (loss) before income taxes	6.2%	(51.8)%
Provision for income taxes	0.7%	10.7%
Net income (loss)	5.5%	(62.5)%

Comparison of three-month period ended March 31, 2023 to the three-month period ended March 31, 2024

Revenues

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2024	$	%
Revenues	$77,401	$42,337	$(35,064)	(45.3)%

Revenues decreased $35.1 million, or 45.3%, to $42.3 million for the three-month period ended March 31, 2024, from $77.4 million for the three-month period ended March 31, 2023, with the largest decrease in our enterprise product category driven by lower order volumes from distributors as channel inventory levels start to recover, but still remain high. Revenues also decreased in our point-to-multi-point product category ahead of a product transition to 6 GHz technology and our point-to-point product category driven by decreased demand for backhaul and unlicensed products.

Revenues by product category

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2024	$	%
Point-to-Multi-Point	$22,292	$19,421	$(2,871)	(12.9)%
Point-to-Point	18,008	14,411	(3,597)	(20.0)%
Enterprise	35,656	7,163	(28,493)	(79.9)%
Other	1,445	1,342	(103)	(7.1)%
Total revenues by product category	$77,401	$42,337	$(35,064)	(45.3)%

Point-to-Multi-Point

Our PMP revenues decreased $2.9 million, or 12.9%, from the three-month period ended March 31, 2023 to 2024. Our decrease in point-to-multi-point revenues were driven by lower demand from service providers in North America as they await the approval of our 6 GHz products, but benefited from increased demand for our ePMP and 60GHz products in Europe, Middle East, Africa.

Point-to-Point

PTP revenues decreased $3.6 million, or 20.0%, from the three-month period ended March 31, 2023 to 2024 mostly driven by lower demand for backhaul and unlicensed spectrum products in North America and decreased demand for defense products in Europe, Middle East, Africa.

Enterprise

Enterprise revenues decreased $28.5 million, or 79.9%, from the three-month period ended March 31, 2023 to 2024. Enterprise revenues decreased in all regions except Caribbean and Latin America, with the largest decrease in North America and Europe, Middle East, Africa, driven mostly by lower order volumes from distributors. Enterprise product revenues are starting to improve, but are still impacted by the recovery of the product supply chain during 2023 which reduced our prior advantage in supply and order fulfillment and therefore, increased competition, coupled with aggressive pricing by our competitors, as well as higher inventory levels still in the channel.

Revenues by geography

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2024	$	%
North America	$47,593	$25,049	$(22,544)	(47.4)%
Europe, Middle East, Africa	19,708	8,410	(11,298)	(57.3)%
Caribbean and Latin America	3,685	4,892	1,207	32.8%
Asia Pacific	6,415	3,986	(2,429)	(37.9)%
Total revenues by geography	$77,401	$42,337	$(35,064)	(45.3)%

Revenues decreased in all regions except Caribbean and Latin America from the three-month period ended March 31, 2023 to March 31, 2024. North America revenues decreased $22.5 million, or 47.4%, with the largest decrease in enterprise product revenues due to decreased demand from high levels of channel inventory, along with lower PMP and PTP revenues due to decreased demand. Europe, Middle East, Africa revenues decreased by $11.3 million, or 57.3%, mostly driven by lower enterprise product revenues due to decreased demand as a result of high channel inventory and lower PTP revenues due to lower demand from defense, partially offset by higher PMP revenues due to increased demand. Caribbean and Latin America revenues increased $1.2 million, or 32.8%, mostly driven by higher PMP and enterprise product revenues partially offset by lower PTP revenues. Asia Pacific revenues decreased $2.4 million, or 37.9%, mostly driven by lower enterprise product revenues and lower PTP revenues both due to decreased demand.

Cost of revenues and gross margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2024	$	%
Cost of revenues	$37,741	$33,652	$(4,089)	(10.8)%
Gross margin	51.2%	20.5%		(3070) bps

Cost of revenues decreased $4.1 million, or 10.8%, to $33.7 million for the three-month period ended March 31, 2024 from $37.7 million for the three-month period ended March 31, 2023. The decrease in cost of revenues was primarily due to decreased revenues but was partially offset by $6.2 million provision for excess and obsolescence recorded in the three-months ended March 31, 2024, a $4.8 million increase from the three-month period ended March 31, 2023, and higher material fixed costs. The increase in the excess and obsolescence reserve was mostly due to a drop in lifetime demand.

Gross margin decreased to 20.5% for the three-month period ended March 31, 2024 from 51.2% for the three-month period ended March 31, 2023. The decrease primarily reflects the impact from an increase in our excess and obsolescence reserve, increased incentives and lower revenues from higher margin products.

Operating expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2024	$	%
Research and development	$14,262	$10,799	$(3,463)	(24.3)%
Sales and marketing	11,670	9,721	(1,949)	(16.7)%
General and administrative	6,667	7,510	843	12.6%
Depreciation and amortization	1,496	1,633	137	9.2%
Total operating expenses	$34,095	$29,663	$(4,432)	(13.0)%

Research and development

Research and development expense decreased $3.5 million, or 24.3%, to $10.8 million for the three-month period ended March 31, 2024 from $14.3 million for the three-month period ended March 31, 2023. As a percentage of revenues, research and development expenses increased to 25.5% in 2024 from 18.4% in 2023 over the same period. The decrease in research and development expense was primarily due to $1.7 million lower staff-related costs, mostly due to a reduction in headcount from restructuring activities, $1.0 million lower corporate bonus expense as we failed to meet bonus targets, $0.5 million lower outside contractor spend due to the restructuring actions implemented in 2023, $0.3 million lower share-based compensation due to lower headcount and $0.2 million lower homologation and regulatory fees due to the timing of projects. These reductions were offset by a $0.3 million increase in restructuring expenses related to additional headcount reductions completed in the first quarter of 2024.

Sales and marketing

Sales and marketing expense decreased $1.9 million, or 16.7%, to $9.7 million for the three-month period ended March 31, 2024 from $11.7 million for the three-month period ended March 31, 2023. As a percentage of revenues, sales and marketing expense increased to 23.0% in 2024 from 15.1% in 2023 over the same period. The decrease in sales and marketing expense was primarily due to $1.0 million lower staff-related costs, mostly due to a reduction in headcount from restructuring activities, $0.4 million lower marketing-related spend, mostly due to lower spend on trade shows, $0.3 million lower corporate bonus expense as we failed to meet bonus targets, and $0.3 million lower outside contractor spend.

General and administrative

General and administrative expense increased $0.8 million, or 12.6%, to $7.5 million for the three-month period ended March 31, 2024 from $6.7 million for the three-month period ended March 31, 2023. As a percentage of revenues, general and administrative expense increased to 17.7% in 2024 from 8.6% in 2023 over the same period. The increase in general and administrative expense was primarily due to $0.6 million increase in bad debt expense recorded in the first quarter of 2024, $0.3 million expense incurred as part of the Chief Financial Officer transition, $0.3 million higher share-based compensation expense, mostly due to new grants awarded in 2023, $0.1 million of nonrecurring expenses and $0.1 million higher legal expense, partially offset by $0.5 million lower corporate bonus expense as we failed to meet bonus targets.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million from the three-month period ended March 31, 2023 to the three-month period ended March 31, 2024.

Interest expense, net

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2024	$	%
Interest expense, net	$597	$881	$284	47.6%

Interest expense increased $0.3 million, or 47.6%, to $0.9 million for the three-month period ended March 31, 2024 from $0.6 million for the three-month period ended March 31, 2023. The increase was primarily due to an increase in the interest rate on the term loan and the addition of interest on the revolving credit facility in the first quarter of 2024.

Other expense, net

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2024	$	%
Other expense, net	$154	$59	$(95)	(61.7)%

Other expense, net decreased from expense of $0.2 million for the three-month period ended March 31, 2023 to $0.1 million for the three-month period ended March 31, 2024, primarily due to foreign currency fluctuations.

Provision for income taxes

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2024	$	%
Provision for income taxes	$538	$4,529	$3,991	741.8%
Effective income tax rate	11.2%	(20.7)%

Our provision for income taxes at March 31, 2023 was based upon the estimated annual tax rate for the year, applied to federal, state and foreign income. Due to forecasting uncertainty for 2024, our provision for income taxes at March 31, 2024 is based on 3-month year-to-date actual results. Our provision for income taxes was $4.5 million for the three-month period ended March 31, 2024 versus a provision for income taxes of $0.5 million for the three-month period ended March 31, 2023. The effective income tax rates were (20.7)% and 11.2% over the same periods, respectively. In the three-month period ended March 31, 2023, the effective tax rate of 11.2% was different from the statutory rate of 21.0%, primarily due to Foreign Derived Intangible Income and tax benefits arising on Research and Development tax credits. For the three-month period ended March 31, 2024, our effective tax rate of (20.7)% was different from the statutory rate of 21.0%, primarily due to an increase in the valuation allowance on the net deferred tax assets of the UK and U.S. companies, the tax benefit on Foreign Derived Intangible Income, and tax benefits arising on U.S. Research and Development tax credits. We increased the valuation allowance based on the analysis of cumulative income and loss positions, future income projection, and operating plans. The UK net deferred tax assets at December 31, 2023 were comprised primarily of NOL carryforwards, corporate interest restriction carryforwards and acquired intangibles and amounting to $23.6 million. The increase in the UK valuation allowance during the three-month period ended March 31, 2024 amounted to $5.9 million, for a total valuation allowance at March 31, 2024 of $29.5 million. The U.S. net deferred tax assets at December 31, 2023 were comprised primarily of capitalized research costs and share-based compensation, amounting to $15.8 million. The U.S. net deferred tax assets increased by $1.2 million during the three-month period ended March 31, 2024, to total U.S. net deferred tax assets at March 31, 2024 of $17.0 million. The U.S. valuation allowance at December 31, 2023 was $12.1 million. The increase in the U.S. valuation allowance during the three-month period ended March 31, 2024 amounted to $4.9 million, for a total valuation allowance at March 31, 2024 of $17.0 million.

Liquidity and Capital Resources

As of March 31, 2024, we had a cash balance of $38.7 million, an increase of $20.0 million from December 31, 2023. We drew $40.0 million on our revolving credit facility in the first quarter of 2024 to help manage our working capital needs for the near future, mainly to: (i) fund normal operating expenses; (ii) meet interest and principal requirements of our outstanding indebtedness; and (iii) fund capital expenditures. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We continue to focus on cost management, operating efficiency and efficient discretionary spending. We expect to regularly assess our liquidity needs and market conditions and may raise additional equity or incur additional debt if and when our board of directors determines that doing so is in our best interest. For the first quarter of 2024, all quarterly principal and interest payments have been made in accordance with the terms of our credit facility with Bank of America. As of March 31, 2024, we were in compliance with all affirmative and negative covenants.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

Cash flows from operating activities

	Three Months Ended March 31,
	2023	2024
Cash used in operating activities	$(5,959)	$(15,647)
Cash used in investing activities	$(3,106)	$(3,017)
Cash (used in) provided by financing activities	$(417)	$38,672

Net cash used in operating activities for the three-month period ended March 31, 2023 of $6.0 million consisted of net income of $4.3 million, share-based compensation expense of $2.9 million and adjustments for depreciation and amortization and other non-cash impacts of $3.3 million, an increase in deferred tax assets of $1.5 million and changes in operating assets and liabilities that resulted in net cash outflows of $14.9 million. The changes in operating assets and liabilities consisted primarily of a $12.6 million increase in inventories due to management's plan to build inventory in response to higher revenue expectations, a $9.0 million increase in account receivable reflecting the impact of higher sales and the timing of collections and $1.5 million decrease in accounts payable due to timing of invoices and payments. The uses of cash were partially offset by $7.7 million increase in cash provided by all other assets and liabilities, mostly driven by the increase in inventory related accruals, accrued sales returns and accrued income taxes along with $1.1 million reduction in prepaid expenses, mostly due to lower vendor prepayments.

Net cash used in operating activities for the three-month period ended March 31, 2024 of $15.6 million consisted primarily of net loss of $26.4 million, inventory excess and obsolescence expense of $6.2 million, share-based compensation expense of $2.6 million and adjustments for depreciation and amortization and other non-cash impacts of $3.3 million, an increase in deferred tax assets of $3.7 million and changes in operating assets and liabilities that resulted in net cash outflows of $5.0 million. The changes in operating assets and liabilities consisted primarily of $6.2 million higher prepaid expenses, mostly as a result of an increase in supplier prepayments and $3.6 million lower accounts payable due to decreased purchases and timing of payments partially offset by $5.1 million lower inventory as channel inventories are starting to decrease.

Cash flows from investing activities

Our investing activities for all periods presented consisted of capital expenditures for property, equipment and software and capitalized labor costs for software to be marketed for sale in support of the growth of our business.

Cash flows from financing activities

During the three-month period ended March 31, 2023, net cash used in financing activities of $0.4 million was primarily due to $0.7 million repayment of principal due under the term loan facility with Bank of America and $0.1 million for taxes paid from shares withheld in net settlement of taxes due on vesting of restricted shares issued to our employees.

During the three-month period ended March 31, 2024, net cash provided by financing activities of $38.7 million was primarily due to $40.0 million drawn down on the revolver offset by $1.3 million repayment of principal due under the term loan facility with Bank of America.

Debt

As of March 31, 2024, we had $24.1 million outstanding on our term loan facility and $40.0 million outstanding on our revolving credit facility with Bank of America. The effective interest rate on the term credit facility at March 31, 2024 was 9.15% and the weighted-average interest rate on our revolving credit facility was 8.67%. The Company is required to make quarterly principal payments of $0.7 million under the term credit facility and quarterly interest payments under both the term loan facility and the revolving credit facility. Our term loan facility and revolving credit facility matures on November 17, 2026, at which time the outstanding principal will be due. Refer to Note 6 – Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Contractual Obligations and Commercial Commitments

For the three-month period ended March 31, 2024, the only material change to the contractual obligations and commercial commitments from what was disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 is the addition of $40.0 million in long-term debt related to the drawdown of funds against our revolving credit facility in the first quarter of 2024. The $40.0 million was drawn down in two draws, the first draw of $10.0 million in February 2024 and the second draw of $30.0 million in March 2024. As of March 31, 2024, the weighted average interest rate on the revolving credit facility is 8.67%. Interest is due and payable quarterly. The revolving credit facility matures on November 17, 2026, at which time the outstanding principal will be due. Based on the interest rate at the time of the draw and assuming no repayment of principal until maturity, this increases our obligations by $2.8 million for interest in 2024, $3.5 million for interest in 2025 and $40.0 million for principal and $3.1 million for interest in 2026.

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

During the three-month period ended March 31, 2024, there were no significant changes to our critical accounting policies and estimates. During the three months ended March 31, 2024, our share price experienced declines and in the month subsequent to quarter end, decreased to a historic low. As indicated in Note 5 of the condensed consolidated financial statements, we evaluated whether there were goodwill triggering events that occurred as of March 31, 2024, and determined there were not. The Company will continue to assess potential goodwill impairment triggering events, including continued impact of slower demand, higher channel inventory and sustained decreases in our share price. If triggering events occur, we will perform a goodwill impairment assessment that may indicate impairment in a future period. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, filed on March 15, 2024, for a more complete discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three-month period ended March 31, 2024. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

We do not hold any cash in any investment accounts and all cash is deposited with financial institutions that management believes are of high credit quality. The Company's cash consists primarily of U.S. dollar denominated demand accounts.

We had $24.1 million outstanding on our term loan facility and $40.0 million outstanding on our revolving credit facility as of March 31, 2024 under our credit agreement with Bank of America. The Company is exposed to interest rate risk from fluctuations in the Term SOFR that is a component of the interest rate used to calculate interest expense on the both the term and revolving credit facilities. Interest accrues on the outstanding principal amount of the term loan facility and revolving credit facility at a rate equal to the selected rate per annum determined by reference to the 1-month, 3-month or 6-month Term SOFR rate as selected by the Company, plus a SOFR adjustment of 0.10%, plus an applicable margin of 3.25%. At March 31, 2024, the effective interest rate on the term loan was 9.15%. A hypothetical 100-basis point increase in interest rates would result in an additional $0.2 million in interest expense related to the term credit facility per year. At March 31, 2024, the weighted-average interest rate on the revolving credit facility was 8.67%. A hypothetical 100-basis point increase in interest rates would result in an additional $0.4 million in interest expense related to the revolving credit facility per year.

There have been no other material changes in our market risk since December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective because of previously reported material weaknesses in our internal control over financial reporting, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, management identified the following material weaknesses in internal controls over financial reporting during the year ended December 31, 2023:

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

Ongoing Remediation Efforts to Address the Previously Identified Material Weaknesses

Management, with oversight from the Audit Committee of our Board of Directors, is taking steps to remediate the control deficiencies which resulted in the material weaknesses described above by implementing changes to our internal control over financial reporting. Management is in the process of enhancing, and will continue to enhance, the risk assessment process and design and implementation of internal controls over financial reporting. The remediation measures to correct the previously identified material weaknesses include enhancing the design and implementation of existing controls and creating new controls as needed to address identified risks and providing additional training to personnel including the appropriate level of documentation to be maintained to support internal controls over financial reporting.

As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation plan described above. When fully implemented and operational, we believe the controls we have designed or plan to design will remediate the control deficiency that has led to the material weaknesses that we have identified. The previously identified material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

For additional information, see Note 11 – Commitments and contingencies in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Part I, Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 except as discussed below. Additional risk and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

We risk being unable to meet our financial covenants under our credit facilities, which may result in doubt about our ability to continue as a going concern.

We are subject to compliance with financial covenants under our credit facilities with Bank of America. If in the next twelve months we are unable to comply with applicable financial covenants, we could incur a non-payment event of default under the Amended Credit Agreement. Such a default would afford the lenders thereunder the right to declare the amounts outstanding thereunder immediately due and payable, and we may not be able to obtain a waiver of such a default or otherwise refinance such indebtedness. Should we be unable to obtain a waiver or otherwise refinance our indebtedness, we may be unable to continue as a going concern.

We are actively taking actions to improve our profitability and ensure future compliance with applicable financial covenants, including acceleration of collection of receivables, deferral of expenditures, cost reductions to align our cost structure with current revenue levels and sales of excess inventory. In addition, we continue to focus on operating efficiency and reducing discretionary spending. We believe these actions, together with our existing cash balances, provide us with the financial flexibility needed to meet our obligations as they come due. Any of these measures may have an adverse impact on our ability to execute our business plan, take advantage of future opportunities, fund research and development initiatives, or respond to competitive pressures or unanticipated financial requirements. The ultimate success of any such actions in sustaining our ability to continue as a going concern cannot be assured.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

CAMBIUM NETWORKS CORPORATION

Date: May 10, 2024	By:	/s/ Morgan C. Kurk
Morgan C. Kurk
President and Chief Executive Officer

Date: May 10, 2024	By:	/s/ Jacob Sayer
Jacob Sayer
Chief Financial Officer