Form 10-Q
period 2024-06-30
Cambium Networks Corp
filed 2024-08-09
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 28,212,171 shares of ordinary shares, $0.0001 par value per share, outstanding.

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

ii

•
our inability to obtain intellectual property protections for our products; and
•
our ability to maintain our listing on the Nasdaq Global Market.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Cambium Networks Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,	June 30,
	2023	2024
		(Unaudited)
ASSETS
Current assets
Cash	$18,710	$42,574
Receivables, net of credit losses of $283 and $564	64,103	56,680
Inventories, net	66,878	49,969
Income taxes receivable	222	4,651
Prepaid expenses	6,589	12,057
Other current assets	6,069	6,236
Total current assets	162,571	172,167
Noncurrent assets
Property and equipment, net	12,879	14,978
Software, net	11,985	12,989
Operating lease assets	7,894	6,931
Intangible assets, net	7,675	6,926
Goodwill	9,842	9,842
Deferred tax assets, net	3,694	—
Other noncurrent assets	1,335	1,258
TOTAL ASSETS	$217,875	$225,091
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$19,120	$16,986
Accrued liabilities	47,069	46,455
Employee compensation	5,071	4,303
Current portion of long-term debt, net	3,186	3,173
Deferred revenues	8,765	8,261
Other current liabilities	13,117	10,114
Total current liabilities	96,328	89,292
Noncurrent liabilities
Long-term debt, net	21,926	65,685
Deferred revenues	10,473	10,338
Noncurrent operating lease liabilities	6,595	7,046
Other noncurrent liabilities	1,619	1,766
Total liabilities	136,941	174,127
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2023 and June 30, 2024; 28,095,144 shares issued and 27,834,908 outstanding at December 31, 2023 and 28,478,209 shares issued and 28,208,596 outstanding at June 30, 2024	3	3
Additional paid in capital	152,768	158,578
Treasury shares, at cost, 260,236 shares at December 31, 2023 and 269,613 shares at June 30, 2024	(5,624)	(5,660)
Accumulated deficit	(64,598)	(100,188)
Accumulated other comprehensive loss	(1,615)	(1,769)
Total shareholders' equity	80,934	50,964
TOTAL LIABILITIES AND EQUITY	$217,875	$225,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenues	$59,542	$45,946	$136,943	$88,283
Cost of revenues	30,300	31,536	68,041	65,188
Gross profit	29,242	14,410	68,902	23,095
Operating expenses
Research and development	13,008	9,149	27,270	19,948
Sales and marketing	11,528	9,706	23,198	19,427
General and administrative	5,836	5,988	12,503	13,498
Depreciation and amortization	1,573	1,669	3,069	3,302
Total operating expenses	31,945	26,512	66,040	56,175
Operating (loss) income	(2,703)	(12,102)	2,862	(33,080)
Interest expense, net	579	1,304	1,176	2,185
Other expense, net	64	3	218	62
(Loss) income before income taxes	(3,346)	(13,409)	1,468	(35,327)
(Benefit) provision for income taxes	(704)	(4,266)	(166)	263
Net (loss) income	$(2,642)	$(9,143)	$1,634	$(35,590)

(Loss) earnings per share
Basic	$(0.10)	$(0.33)	$0.06	$(1.28)
Diluted	$(0.10)	$(0.33)	$0.06	$(1.28)
Weighted-average number of shares outstanding to compute net (loss) earnings per share
Basic	27,432,705	27,902,956	27,387,112	27,876,280
Diluted	27,432,705	27,902,956	28,315,457	27,876,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net (loss) income	$(2,642)	$(9,143)	$1,634	$(35,590)
Other comprehensive income (loss)
Foreign currency translation adjustment	14	(110)	100	(154)
Comprehensive (loss) income	$(2,628)	$(9,253)	$1,734	$(35,744)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended June 30, 2023
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated equity	Accumulated other comprehensive loss	Total shareholders' equity
Balance at March 31, 2023	27,397	$3	$142,009	$(5,133)	$17,098	$(1,441)	$152,536
Net loss	—	—	—	—	(2,642)	—	(2,642)
Share-based compensation	—	—	3,312	—	—	—	3,312
Issuance of ordinary shares under ESPP	88	—	1,102	—	—	—	1,102
Issuance of vested shares	133	—	—	—	—	—	—
Treasury shares withheld for net settlement	(23)	—	—	(376)	—	—	(376)
Proceeds from exercise of share options	8	—	105	—	—	—	105
Foreign currency translation	—	—	—	—	—	14	14
Balance at June 30, 2023	27,603	$3	$146,528	$(5,509)	$14,456	$(1,427)	$154,051

	Six Months Ended June 30, 2023
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated equity	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2022	27,313	$3	$138,997	$(4,922)	$12,822	$(1,527)	$145,373
Net income	—	—	—	—	1,634	—	1,634
Share-based compensation	—	—	5,937	—	—	—	5,937
Issuance of ordinary shares under ESPP	88	—	1,102	—	—	—	1,102
Issuance of vested shares	178	—	—	—	—	—	—
Treasury shares withheld for net settlement	(35)	—	—	(587)	—	—	(587)
Proceeds from exercise of share options	59	—	492	—	—	—	492
Foreign currency translation	—	—	—	—	—	100	100
Balance at June 30, 2023	27,603	$3	$146,528	$(5,509)	$14,456	$(1,427)	$154,051

	Three Months Ended June 30, 2024
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at March 31, 2024	27,893	$3	$155,137	$(5,646)	$(91,045)	$(1,659)	$56,790
Net loss	—	—	—	—	(9,143)	—	(9,143)
Share-based compensation	—	—	2,778	—	—	—	2,778
Issuance of ordinary shares under ESPP	279	—	663	—	—	—	663
Issuance of vested shares	41	—	—	—	—	—	—
Treasury shares withheld for net settlement	(4)	—	—	(14)	—	—	(14)
Proceeds from exercise of share options	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(110)	(110)
Balance at June 30, 2024	28,209	$3	$158,578	$(5,660)	$(100,188)	$(1,769)	$50,964

	Six Months Ended June 30, 2024
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2023	27,835	$3	$152,768	$(5,624)	$(64,598)	$(1,615)	$80,934
Net loss	—	—	—	—	(35,590)	—	(35,590)
Share-based compensation	—	—	5,147	—	—	—	5,147
Issuance of ordinary shares under ESPP	279	—	663	—	—	—	663
Issuance of vested shares	104	—	—	—	—	—	—
Treasury shares withheld for net settlement	(9)	—	—	(36)	—	—	(36)
Proceeds from exercise of share options	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(154)	(154)
Balance at June 30, 2024	28,209	$3	$158,578	$(5,660)	$(100,188)	$(1,769)	$50,964

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2024
Cash flows from operating activities:
Net income (loss)	$1,634	$(35,590)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,124	2,324
Amortization of software and intangible assets	2,193	2,796
Amortization of debt issuance costs	154	155
Share-based compensation	5,937	5,147
Deferred income taxes	(3,324)	3,694
Provision for inventory excess and obsolescence	1,060	8,559
Other	(162)	444
Change in assets and liabilities:
Receivables	192	4,059
Inventories	(26,340)	8,350
Prepaid expenses	3,803	(5,477)
Income taxes receivable	27	(4,431)
Accounts payable	(1,340)	(2,732)
Accrued employee compensation	(1,515)	(631)
Accrued liabilities	615	2,509
Other assets and liabilities	4,462	(2,422)
Net cash used in operating activities	(10,480)	(13,246)
Cash flows from investing activities:
Purchases of property and equipment	(2,236)	(4,081)
Purchases of software	(3,333)	(3,106)
Net cash used in investing activities	(5,569)	(7,187)
Cash flows from financing activities:
Proceeds from issuance of revolver debt	—	45,000
Repayment of term loan	(1,313)	(1,313)
Issuance of ordinary shares under ESPP	1,102	663
Taxes paid from shares withheld	(433)	(32)
Proceeds from share option exercises	492	—
Net cash (used in) provided by financing activities	(152)	44,318
Effect of exchange rate on cash	17	(21)
Net (decrease) increase in cash	(16,184)	23,864
Cash, beginning of period	48,162	18,710
Cash, end of period	$31,978	$42,574

Supplemental disclosure of cash flow information:
Income taxes paid	$2,843	$2,347
Interest paid	$880	$1,952

Non-cash investing and financing activities:
Increase in property, equipment and software unpaid or accrued in liabilities	$113	$290
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,865	$—
Debt issuance costs incurred but not yet paid	$—	$275

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Cambium Networks Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of June 30, 2024, and for the three-month and six-month periods ended June 30, 2023 and 2024, and the related notes are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and, in the opinion of management, reflect all adjustments, which comprise only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2024 and results of operations for the three-month and six-month periods ended June 30, 2023 and 2024 and cash flows for the six-month periods ended June 30, 2023 and 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K and filed with the SEC on March 15, 2024. The results of operations for the three-month and six-month periods ended June 30, 2024 are not necessarily indicative of the operating results to be expected for the full year.

The Company has reclassified certain prior period amounts in the condensed consolidated statements of cash flows to conform to the current period's presentation. Specifically, within the condensed consolidated statements of cash flows, changes in Income taxes receivable has been reclassified from “Other assets and liabilities” to “Income taxes receivable”. The reclassifications do not affect previously reported cash flows from operating activities in the condensed consolidated statements of cash flows.

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

As of June 30, 2024 and through the date of filing this Quarterly Report, the Company was in compliance with all of its payment obligations and the financial covenants under its Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement do not mature and become due and payable until November 17, 2026. Please refer to Note 6. Debt, regarding the Company’s debt outstanding under its credit facilities with Bank of America.

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

Note 2. Balance sheet components

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	June 30,
	2023	2024
		(unaudited)
Finished goods	$69,428	$60,939
Raw materials	21,271	21,090
Gross inventory	90,699	82,029
Less: Excess and obsolescence reserve	(23,821)	(32,060)
Inventories, net	$66,878	$49,969

The decrease in finished goods was primarily in our PMP and Enterprise products. Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, and market conditions and judgment about the anticipated consumption and our ability to sell the inventory. At December 31, 2023 and June 30, 2024, excess and obsolescence reserves were $23.8 million and $32.1 million, respectively. The increase in the reserve in 2024 was mostly driven by lower demand, mostly for PMP products.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	June 30,
	2023	2024
		(unaudited)
Accrued goods and services	$7,787	$5,329
Accrued loss on supplier commitments	12,949	17,767
Accrued inventory purchases	2,768	3,966
Accrued customer rebates	23,052	18,628
Other	513	765
Accrued liabilities	$47,069	$46,455

Accrued warranty

Provisions for warranty claims are primarily related to our hardware products and are recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Six Months Ended June 30,
	2023	2024
		(unaudited)
Beginning balance	$1,651	$1,484
Fulfillment of assumed acquisition warranty	(178)	(5)
Provision increase, net	11	167
Ending balance	$1,484	$1,646

At December 31, 2023, $1.2 million is included in Other current liabilities and $0.3 million is included in Other noncurrent liabilities on the Company's consolidated balance sheet. At June 30, 2024, $1.3 million is included in Other current liabilities and $0.3 million is included in Other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Note 3. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	June 30,
	Useful Life	2023	2024
			(unaudited)
Equipment and tooling	5 years	$37,678	$37,044
Computer equipment	3 years	5,546	5,698
Furniture and fixtures	5 to 10 years	853	855
Leasehold improvements	2 to 13 years	518	5,407
Total cost		44,595	49,004
Less: Accumulated depreciation		(31,716)	(34,026)
Property and equipment, net		$12,879	$14,978

Total depreciation expense was $1.0 million and $1.2 million for the three-month periods ended June 30, 2023 and 2024, respectively and $2.1 million and $2.3 million for the six-month periods ended June 30, 2023 and 2024, respectively.

Note 4. Software

Software consisted of the following (in thousands):

		December 31, 2023			June 30, 2024
					(unaudited)
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance

Acquired and Software for internal use	3 to 7 years	$16,814	$(15,696)	$1,118	$16,916	$(15,923)	$993
Software marketed for external sale	3 years	17,563	(6,696)	10,867	20,510	(8,514)	11,996
Total		$34,377	$(22,392)	$11,985	$37,426	$(24,437)	$12,989

Amortization of acquired and software for internal use is computed using the straight-line method over an estimated useful life of generally three to seven years. Amortization expense recognized on acquired and software for internal use is reflected in depreciation and amortization in the condensed consolidated statements of operations. Amortization expense was $0.1 million and $0.1 million for the three-month periods ended June 30, 2023 and 2024, respectively. Amortization expense was $0.2 million and $0.2 million for the six-month periods ended June 30, 2023 and 2024, respectively.

Amortization expense recognized on software to be sold or marketed externally was $0.6 million and $0.9 million for the three-month periods ended June 30, 2023 and 2024, respectively, and $1.2 million and $1.8 million for the six-month periods ended June 30, 2023 and 2024, respectively, and is included in cost of revenues on the condensed consolidated statements of operations.

Based on capitalized software assets at June 30, 2024, estimated amortization expense in future fiscal years is as follows (unaudited and in thousands):

Year ending December 31,	Acquired and internal use software	Software marketed for external use	Total
2024 (July - December)	$234	$2,161	$2,395
2025	427	4,201	4,628
2026	311	3,389	3,700
2027	21	1,742	1,763
2028	—	503	503
Thereafter	—	—	—
Total amortization	$993	$11,996	$12,989

Note 5. Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill or intangible assets during the three-month and six-month periods ended June 30, 2024 (unaudited).

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

The qualitative assessment performed for the three-month period ended June 30, 2024 included an assessment of excess inventories, supply chain constraints, and macroeconomic conditions and did not indicate the existence of an impairment trigger that would more likely than not reduce the fair value of our reporting unit below its carrying amount nor indicators suggesting that the carrying amount of intangible assets may not be recoverable. As of December 31, 2023 and June 30, 2024, the Company's market capitalization exceeded its net assets by 106% and 54%, respectively. The Company continues to monitor market capitalization and assess potential goodwill impairment triggering events, including continued impact of slower demand, higher channel inventory and sustained decrease in its share price. If triggering events occur, the Company will perform a goodwill impairment assessment that may indicate impairment in a future period.

The useful life, gross carrying value, accumulated amortization, and net balance for each major class of definite-lived intangible assets at each balance sheet date were as follows (in thousands):

		December 31, 2023			June 30, 2024
					(unaudited)
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance

Customer relationships	5 to 18 years	$19,300	$(11,625)	$7,675	$19,300	$(12,374)	$6,926
Total		$19,300	$(11,625)	$7,675	$19,300	$(12,374)	$6,926

Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value at the end of their useful life. Intangible assets amortization expense was $0.4 million and $0.4 million for the three-month periods ended June 30, 2023 and 2024, respectively and $0.8 million and $0.8 million for the six-month periods ended June 30, 2023 and 2024, respectively.

Based on capitalized intangible assets as of June 30, 2024, estimated amortization expense amounts in future fiscal years are as follows (unaudited and in thousands):

Year ending December 31,	Amortization
2024 (July - December)	$749
2025	1,498
2026	1,498
2027	1,498
2028	1,144
Thereafter	539
Total amortization	$6,926

Note 6. Debt

As of June 30, 2024, the Company had $24.1 million outstanding under its term loan facility and $45.0 million outstanding under its revolving credit facility. As of June 30, 2024, the Company has no availability left under its revolving credit facility (unaudited).

The following table reflects the current and noncurrent portions of the term loan and revolving credit facilities at December 31, 2023 and June 30, 2024 (in thousands):

	December 31,	June 30,
	2023	2024
		(unaudited)
Term loan facility	$25,406	$24,094
Revolving credit facility	—	45,000
Less: debt issuance costs	(294)	(236)
Total debt	25,112	68,858
Less: current portion of term facility	(3,281)	(3,281)
Current portion of debt issuance costs	95	108
Total long-term debt, net	$21,926	$65,685

As of December 31, 2023, the effective interest rate on the term loan facility was 7.69%. As of June 30, 2024, the effective interest rate on the term loan facility was 9.17% (unaudited). The increase in the interest rate is being driven by the higher applicable margin as a result of the amendment completed on December 29, 2023.

The Company borrowed $40.0 million against its revolving credit facility during the first quarter of 2024 and an additional $5.0 million during the second quarter of 2024. The funds will be used for working capital and normal operations. As of June 30, 2024, the weighted-average interest rate for borrowings outstanding under the revolving credit facility was 8.67% (unaudited).

Both the term loan facility and revolving credit facility mature on November 17, 2026. Maturities on the debt, which includes both the term loan facility and the revolver credit facility, remaining at June 30, 2024 is as follows (unaudited and in thousands):

Year ending December 31,
2024 (July - December)	$1,312
2025	2,625
2026	64,500
Total	$68,437

As of June 30, 2024, the Company was in compliance with all affirmative and negative covenants, which included its monthly liquidity covenant at each liquidity measurement date and its quarterly Consolidated EBITDA covenant (unaudited).

Net interest expense, including bank charges and amortization of debt issuance costs on the debt, was $0.6 million and $1.3 million for the three-month periods ended June 30, 2023 and 2024, respectively, and $1.2 million and $2.2 million for the six-month periods ended June 30, 2023 and 2024, respectively (unaudited). The increase in interest expense is mostly due to the increase in the interest rate and applicable margin on the term loan facility and the addition of interest expense on the revolving credit facility.

Note 7. Employee benefit plans

The Company’s employee benefit plans currently consist of a retirement plan in the United States and a separate defined contribution plan in the UK. The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. employees that satisfy certain eligibility requirements, including requirements related to age and length of service, are eligible to participate in the Cambium Networks, Inc. 401(k) Plan. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. Under the Cambium Networks, Inc. 401(k) Plan, the Company matches 100% of employee contributions to the 401(k) plan up to a maximum amount of 4% of eligible wages, which matching contributions are subject to vesting in equal annual increments over two years of service. All contributions, including the Company match, are made in cash. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $0.5 million and $0.2 million for the three-month periods ended June 30, 2023 and 2024, respectively, and $0.9 million and $0.4 million for the six-month periods ended June 30, 2023 and 2024, respectively (unaudited).

UK plan

UK employees who satisfy certain eligibility requirements are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan. Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% of eligible compensation and a company contribution rate of 5% of the employee’s basic salary. The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%. Company matching contributions vest immediately and employees are always vested in their own contributions. All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period. The total contributed by the Company under this plan was $0.1 million and $0.1 million for the three-month periods ended June 30, 2023 and 2024, respectively, and $0.2 million and $0.2 million for the six-month periods ended June 30, 2023 and 2024, respectively (unaudited).

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

For the three-month periods ended June 30, 2023 and 2024, the Company recorded corresponding income tax benefits of $0.0 million and $0.0 million, respectively, and for the six-month periods ended June 30, 2023 and 2024, the Company recorded corresponding income tax benefits of $0.1 million and $0.0 million, respectively (unaudited).

Share-based compensation

The following table shows total share-based compensation expense for the three-month and six-month periods ended June 30, 2023 and 2024 (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Cost of revenues	$59	$51	$115	$84
Research and development	1,388	920	2,657	1,865
Sales and marketing	728	486	1,428	994
General and administrative	887	1,104	1,737	2,204
Total share-based compensation expense	$3,062	$2,561	$5,937	$5,147

Share options

The Company's time-based share options typically have a contractual term of ten years from grant date and typically vest over a four-year period. The Company recognizes compensation expense associated with its time-based share options on a straight-line basis over the requisite service period.

The following is a summary of option activity for the Company’s share incentive plans for the six-month period ended June 30, 2024 (unaudited):

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2023	4,689,916	$11.98	7.5	$617,623
Options granted	1,475,625	$3.95	—	$—
Options exercised	—	$—	—	$—
Options expired	(102,800)	$16.24	—	$—
Options forfeited	(184,967)	$13.81	—	$—
Outstanding at June 30, 2024	5,877,774	$9.83	7.6	$—
Options exercisable at June 30, 2024	2,649,349	$13.27	5.5	$—
Options vested and expected to vest at June 30, 2024	5,740,183	$9.94

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. The Company utilized a forfeiture rate of 8.2% during the six-month period ended June 30, 2024 for estimating the forfeitures of share options granted.

The fair value of share options is estimated using the following weighted-average assumptions (unaudited):

	Six months ended June 30,
	2023	2024
Expected dividend yield	—	—
Risk-free interest rate	3.66%	4.38%
Weighted-average expected volatility	67.6%	76.7%
Expected term (in years)	5.60	5.80
Weighted average grant-date fair value per share of options granted	$9.28	$2.71

At June 30, 2024, there was $12.6 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested time-based share option awards. The unrecognized share-based compensation expense is expected to be recognized through the second quarter of 2028 (unaudited).

Restricted shares

The Company's time-based RSUs typically vest over a four-year period. The Company recognizes compensation expense associated with its time-based RSUs on a straight-line basis over the four-year requisite service period.

The following is a summary of restricted shares activity for the Company’s share incentive plan for the six-month period ended June 30, 2024 (unaudited):

	Units	Weighted average grant date fair value
RSU balance at December 31, 2023 [1]	556,340	$16.92
RSUs granted	379,920	$4.23
RSUs vested	(103,718)	$19.72
RSUs forfeited [1]	(87,663)	$14.73
RSU balance at June 30, 2024 [1]	744,879	$10.31

1 Includes time-based RSUs and the performance-based RSUs for which a grant date has been established, as described below.

Of the 103,718 RSUs vested, the Company withheld 9,377 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

The fair value of the RSUs is based on the fair value of the Company's ordinary shares on the grant date. The Company utilized a forfeiture rate of 8.2% during the six-month period ended June 30, 2024 for estimating the forfeitures of RSUs granted.

As of June 30, 2024, there was $6.1 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested time-based restricted share units. The unrecognized compensation expense is expected to be recognized through the second quarter of 2028 (unaudited).

Performance-based share awards

In May 2023, performance-based share awards were awarded to select executive officers of the Company. The awards contain a performance-based vesting criteria and included 60,000 share options and 135,000 restricted share units. The performance-based awards have two separate annual performance periods, with 50% of the performance-based awards vesting over each of the annual performance periods ending on December 31, 2023 ("First Performance Period") and December 31, 2024 ("Second Performance Period") if the performance goal is met. If the performance goal for that performance period is not met, the performance-based awards do not vest and are forfeited. The performance goal is based on the Company's adjusted earnings per share, as publicly reported by the Company, for each performance period. The method used to measure the fair value of the performance-based awards is consistent with the methods used to measure the fair value of time-based share options and RSUs, as described above. During 2023, the 60,000 share options were forfeited prior to the end of the performance periods due to employee termination.

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

Unlike the performance-based awards in the First Performance Period, the Compensation Committee does not have the discretion to modify the applicable adjusted earnings per share metric for performance-based awards that vest during the Second Performance Period. As such, a mutual understanding of the key terms and conditions, and thus a grant date, exists on the date that the performance-based awards are issued by the Company. As of June 30, 2024, based on the total potential shares that could be earned, there were 45,000 RSUs granted. A grant date fair value was established, and the weighted average grant date fair values calculated in the above tables include these performance-based RSUs. The Company has not recognized any compensation expense on these performance-based awards since the achievement of the performance goal is not probable. As of June 30, 2024, there was $0.6 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to these unvested performance-based share awards for the Second Performance Period, which will be recognized over the requisite service period from January 1, 2024 through the first quarter of 2025 if it is probable that the adjusted earnings per share metric will be achieved (unaudited).

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”). The ESPP was effective on June 25, 2019, and the initial offering period of six months commenced on January 1, 2021. The current offering period of six months commenced on January 1, 2024 and runs through June 30, 2024. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s ordinary shares on the first trading day of the offering period and the purchase date. The ESPP includes an annual increase to the shares available for sale on the first day of each fiscal year beginning in 2020, equal to the lesser of: 275,000 shares, 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The Company registered 275,000 additional shares on March 18, 2024.

For the three-month periods ended June 30, 2023 and 2024, the Company recognized $0.2 million and $0.2 million, respectively, of share-based compensation expense related to the ESPP. For the six-month periods ended June 30, 2023 and 2024, the Company recognized $0.5 million and $0.4 million, respectively, of share-based compensation expense related to the ESPP. There were 88,290 shares issued under the ESPP during the three-month and six-month periods ended June 30, 2023. There were 279,403 shares issued under the ESPP during the three-month and six-month periods ended June 30, 2024 (unaudited).

Note 9. (Loss) earnings per share

Basic net earnings (loss) per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted net earnings per share is computed using the treasury method by giving effect to all potentially dilutive ordinary share equivalents outstanding for the period. For purposes of this calculation, share options, RSUs, and ESPP awards are considered to be ordinary share equivalents but are excluded from the calculation of diluted earnings per share when including them would have an anti-dilutive effect. Performance-based share awards are only included in the calculation of diluted earnings per share if the performance metric would have been achieved as of June 30, 2024 if that had been the end of the contingency period. The following table sets forth the computation of basic and diluted net earnings per share (unaudited and in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net (loss) income	$(2,642)	$(9,143)	$1,634	$(35,590)
Denominator:
Basic weighted average shares outstanding	27,432,705	27,902,956	27,387,112	27,876,280
Dilutive effect of share option awards	—	—	711,996	—
Dilutive effect of restricted share units and restricted share awards	—	—	212,160	—
Dilutive effect of employee share purchase plan	—	—	4,189	—
Diluted weighted average shares outstanding	27,432,705	27,902,956	28,315,457	27,876,280
Net (loss) earnings per share, basic	$(0.10)	$(0.33)	$0.06	$(1.28)
Net (loss) earnings per share, diluted	$(0.10)	$(0.33)	$0.06	$(1.28)

In the computation of diluted earnings per share for the three-month and six-month periods ended June 30, 2023, 1,762,872 ordinary share equivalents and 1,708,983 ordinary share equivalents, respectively, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per share for the three-month and six-month periods ended June 30, 2024, the Company did not include any share equivalents because their inclusion would have been antidilutive (unaudited).

Note 10. Income taxes

The Company’s provision for income taxes at June 30, 2023 is based upon the estimated annual tax rate for the year applied to federal, state and foreign income. Due to forecasting uncertainty for 2024, the Company's provision for income taxes at June 30, 2024 is based on the 6-month year-to-date actual results. The Company recorded a benefit for income taxes of $0.7 million for the three-month period ended June 30, 2023 and a benefit for income taxes of $4.3 million for the three-month period ended June 30, 2024, with an effective tax rate of 21.0% and 31.8%, respectively. In the three-month period ended June 30, 2023, the Company's effective tax rate of 21.0% was not materially different from the statutory rate of 21.0%. For the three-month period ended June 30, 2024, the Company’s effective tax rate of 31.8% was different from the statutory rate of 21.0%, primarily due to the implementation of a tax method change in the U.S. related to the tax capitalization of the Company's research and development expenditures, resulting in a provision-to-return impact, reduction in the required U.S. valuation allowance and a decrease in the Foreign Derived Intangible Income benefit, while also including in the period an increase in the valuation allowance on the net deferred tax assets of the UK company, maintaining a full valuation allowance on the net UK deferred tax assets.

In the six-month periods ended June 30, 2023 and 2024, the Company recorded a tax benefit of $0.2 million and tax provision of $0.3 million, respectively, with an effective income tax rate of (11.3)% and (0.7)%, respectively. For the six-month period ended June 30, 2023, the effective income tax rate of (11.3)% was different from the statutory rate of 21.0%, primarily due to Foreign Derived Intangible Income, tax benefits arising on Research and Development tax credits, and the revaluing of UK deferred tax assets at a higher future tax rate. For the six-month period ended June 30, 2024, the effective income tax rate of (0.7)% was different from the statutory rate of 21.0%, primarily due to the implementation of a tax method change in the U.S. related to the tax capitalization of the Company's research and development expenditures, resulting in a provision-to-return impact, and a corresponding reduction in the required U.S. valuation allowance, while also including in the period an increase in the valuation allowance on the net deferred tax assets of the UK company, maintaining a full valuation allowance on the net UK deferred tax assets.

The Company increased the valuation allowance based on the analysis of cumulative income and loss positions, future income projections, and operating plans. The UK net deferred tax assets at December 31, 2023 were comprised primarily of NOL carryforwards, corporate interest restriction carryforwards and acquired intangibles, amounting to $23.6 million, fully reserving the UK net deferred tax assets. The UK valuation allowance increased during the three-month and six-month periods ended June 30, 2024 by $3.5 million and $9.4 million, respectively, for a total valuation allowance at June 30, 2024 of $33.0 million, fully reserving the UK net deferred tax assets.

The U.S. net deferred tax assets at December 31, 2023 were comprised primarily of capitalized research costs and share-based compensation, amounting to $15.8 million. The U.S. net deferred tax assets decreased during the three-month and six-month periods ended June 30, 2024 by $8.1 million and $6.9 million, respectively, as a result of the tax method change referenced above, the Company began deducting a significant portion of its previously capitalized research and development expenditures for tax purposes, which reduced the total U.S. net deferred tax assets at June 30, 2024 of $8.9 million. The U.S. partial valuation allowance at December 31, 2023 was $12.1 million. The U.S. valuation allowance decreased during the three-month and six-month periods ended June 30, 2024 by $8.1 million and $3.2 million, respectively, for a total valuation allowance at June 30, 2024 of $8.9 million, fully reserving the U.S. net deferred tax assets.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized or not. A significant piece of objective evidence evaluated is the cumulative income or loss incurred over the three-year period ended June 30, 2024 and whether the Company projects a loss for the current year ending December 31, 2024. Management assesses all the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets before, they otherwise expire. The Company considers projected future taxable income, reversing taxable temporary differences, carryback opportunities, and prudent tax-planning strategies in making this assessment. The Company is in a cumulative loss position on a consolidated basis, and therefore, the Company considered this as negative evidence in evaluating the realizability of deferred tax assets of the U.S., even if the U.S. if not in a cumulative loss position. However, because of the cumulative losses in the UK in recent periods are a significant piece of objective negative evidence that limits the Company's ability to consider certain criteria of subjective positive evidence such as projections for future growth. The ultimate realization of deferred tax assets of the U.S. company is dependent upon the generation of future taxable income in the UK during the period in which those temporary differences are deductible. The amount of the deferred tax asset considered realizable will be adjusted in future periods as necessary based on the reversal pattern of deferred balances and the actual taxable income in the UK and U.S. during the carryforward period, as well as any relevant new facts to be considered.

In applying the statutory tax rate in the effective income tax rate reconciliation, the Company used the statutory U.S. federal income tax rate of 21% rather than the Cayman Islands zero percent rate.

Note 11. Commitments and contingencies

In accordance with ASC 460, Guarantees, the Company recognizes the fair value for guarantee and indemnification arrangements it issues or modifies, if these arrangements are within the scope of the interpretation. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications in order to identify if a loss has been incurred. If the Company determines it is probable that a loss has occurred, then any such estimated loss would be recognized under those guarantees and indemnifications and would be recognized in the Company’s condensed consolidated statements of operations and corresponding condensed consolidated balance sheets during that period.

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

Shareholder lawsuit

On May 22, 2024, a putative shareholder class action complaint was filed in the United States District Court for the Northern District of Illinois (Hamby v. Cambium Networks Corporation et al, Case No. 1:24-cv-04240) against us and three of our current or former officers. The complaint purports to assert claims under Section 10(b) of the Exchange Act, Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our ordinary shares between May 8, 2023 and January 18, 2024, or the Class Period. The complaint alleges that, during the Class Period, the Company and certain of its executive officers made false and misleading statements and failed to disclose material adverse facts about its business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek damages in an unspecified amount. This litigation is in its early stages and the Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this claim.

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

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring products or services to a customer. An adjustment to revenue is made to adjust the transaction price to exclude the consideration related to products expected to be returned. The Company records an asset at the carrying amount of the estimated stock returns and a liability for the estimated amount expected to be refunded to the customer. The transaction price also excludes other forms of consideration provided to the customer, such as incentives and co-operative marketing allowances.

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

Disaggregation of revenues

Revenues by product category were as follows (unaudited and in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2024		2023		2024
Point-to-Multi-Point	$26,734	45%	$19,647	43%	$49,026	36%	$39,068	44%
Point-to-Point	25,074	42%	13,656	30%	43,082	31%	28,067	32%
Enterprise	6,420	11%	11,310	24%	42,076	31%	18,473	21%
Other	1,314	2%	1,333	3%	2,759	2%	2,675	3%
Total Revenues	$59,542	100%	$45,946	100%	$136,943	100%	$88,283	100%

The Company’s products are predominately sold through third-party distributors and distributed through a third-party logistics provider with facilities in the United States, Netherlands and Vietnam. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations specified by its distributor customers.

Revenues by geography were as follows (unaudited and in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2024		2023		2024
North America	$39,526	67%	$20,647	45%	$87,119	64%	$45,696	52%
Europe, Middle East and Africa	6,769	11%	15,003	33%	26,477	19%	23,413	27%
Caribbean and Latin America	6,015	10%	5,306	11%	9,700	7%	10,198	11%
Asia Pacific	7,232	12%	4,990	11%	13,647	10%	8,976	10%
Total Revenues	$59,542	100%	$45,946	100%	$136,943	100%	$88,283	100%

Contract balances

The following table summarizes contract balances as of December 31, 2023 and June 30, 2024 (in thousands):

	December 31, 2023	June 30, 2024
		(unaudited)
Trade accounts receivable, net of allowance for credit losses	$63,656	$56,604
Deferred revenue - current	8,765	8,261
Deferred revenue - noncurrent	10,473	10,338
Refund liability	8,723	7,270

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

The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables. The Company’s standard credit terms with its customers are generally net 30 to 60 days. The Company had one customer representing more than 10% of trade receivables at December 31, 2023 and one customer representing more than 10% of trade receivables at June 30, 2024.

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of December 31, 2023, deferred revenue (current and noncurrent) of $19.2 million represents the Company’s remaining performance obligations, of which $8.8 million is expected to be recognized within one year, with the remainder to be recognized thereafter. As of June 30, 2024, deferred revenue (current and noncurrent) of $18.6 million represents the Company’s remaining performance obligations, of which $8.3 million is expected to be recognized within one year, with the remainder to be recognized thereafter (unaudited).

Revenue recognized during the three-month period ended June 30, 2024 which was previously included in deferred revenues as of December 31, 2023 was $2.4 million, compared to $2.1 million of revenue recognized during the three-month period ended June 30, 2023, which was previously included in deferred revenues as of December 31, 2022. Revenue recognized during the six-month period ended June 30, 2024 which was previously included in deferred revenues as of December 31, 2023 was $5.1 million, compared to $5.5 million of revenue recognized during the six-month period ended June 30, 2023, which was previously included in deferred revenues as of December 31, 2022 (unaudited).

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

For the three-month and six-month periods ended June 30, 2023 and 2024, the Company did not have any material related party transactions to disclose (unaudited).

Note 15. Restructuring

In 2023, the Company announced and initiated two corporate cost reductions to better align Cambium's cost structure with current economic conditions and position the Company to achieve near-term and long-term targets to maintain profitability, improve cash flow and maintain a strong balance sheet. These cost reductions are still ongoing and the Company expects all costs to be incurred by the end of 2024.

At December 31, 2023, the Company had an outstanding restructuring liability of $0.4 million, which was paid in the first quarter of 2024. During the three-month and six-month periods ended June 30, 2024, the Company incurred additional restructuring charges of approximately $0.2 million and $0.5 million, respectively, consisting mostly of involuntary employee termination costs, and is included in cost of revenues and all operating expense lines in the Company's condensed consolidated statements of operations. At June 30, 2024, the Company has a restructuring liability of $0.2 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheet and is expected to be paid by the fourth quarter of 2024 (unaudited).

The following table reflects the restructuring liability activity for the six-month period ended June 30, 2024 (unaudited and in thousands):

Restructuring liability at December 31, 2023	$363
Restructuring charges	509
Costs paid	(700)
Restructuring liability at June 30, 2024	$172

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes thereto of Cambium Networks Corporation (“Cambium”, “we”, “our”, or “us”) included elsewhere in this Quarterly Report on Form 10-Q and with the financial statements and related notes and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed March 15, 2024. Results for the three-month and six-month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Cambium Networks is a global technology company that designs, develops, and manufactures fixed wireless and fiber broadband, enterprise Wi-Fi access and local area networking (LAN) infrastructure solutions for a wide range of applications, including broadband access, wireless backhaul, Internet of Things (IoT), public safety communications, and Wi-Fi access for commercial use cases. Our products enable service providers, enterprises, industrial organizations, and governments to deliver exceptional digital experiences and device connectivity, with compelling economics. Our ONE network platform simplifies the management of Cambium Networks' wired and wireless broadband and network edge technologies. Our product lines fall into three broad, interrelated categories: Fixed Wireless & fiber Broadband (FWB), Enterprise networking, and Subscription and Services. The FWB portfolio spans point-to-point (PTP) and point-to-multi-point (PMP) architectures over multiple standards, including IEEE 802.11 and 3GPP (Third Generation Partnership Program) and frequency bands, including licensed, unlicensed, and lightly licensed spectrum, and fiber products. In the second quarter of 2024, both our ePMP4600 and PMP 450v platforms received FCC approval to operate in the recently released 6 GHz band in conjunction with our approved Automated Frequency Coordination (AFC) service.

The Enterprise portfolio includes a complete range of indoor and outdoor Wi-Fi access points, indoor and hardened copper and optical based ethernet switches, and integrated security gateway and software-defined wide area network (SD-WAN) devices. In the second quarter of 2024, we introduced our first Wi-Fi 7 access point, the XV7-35X, which will be complemented with a broad range of indoor and outdoor Wi-Fi 7 solutions in the coming months as the industry transition occurs.

The Subscription and Services portfolio includes network planning and design, and cloud or on-premises network management and control solutions. The latter capability, delivered through subscription to cnMaestro™ X, forms the foundation of our ONE Network, a cloud-based network management architecture that allows users to remotely configure, monitor, and manage their wired and wireless network. It provides a single, centralized view of all Cambium Network devices, and real-time performance and usage data, allowing users to control and optimize network configuration and settings. Advanced services offered in conjunction with this platform include application visibility and control, which is used to optimize end-user experiences; and "Assurance" which allows network administrators the ability to rapidly troubleshoot network issues using AI-powered root cause analysis with proactive resolution, ensuring service level agreements are met and preventing client impact. The integrated security gateway and SD-WAN for small and medium businesses is also associated with a subscription for network security services.

Trends impacting our business

In the first and second quarters of 2024 distributors endeavored to right-size their inventories. Inventory levels at our distributors and other channel partners have improved globally. However, distributors may maintain lower levels of inventory than historically has been the case which could delay purchases and accordingly, delay our revenue recovery. The level of inventory across the industry along with macroeconomic factors such as higher interest rates, which impact private sector capital investment, and concerns about a global economic slowdown have resulted in softened demand for our products and services. We continue to see a high level of competition in our industry due to slower demand and aggressive pricing. We believe that this will continue to negatively impact revenues in the second half of 2024. We may continue to have ongoing risks of technology shifts that could result in any increased inventory becoming obsolete before it is deployed.

Revenues from our Enterprise products are beginning to rebound over 2023 and we expect improvement during the second half of 2024. Revenues in our PTP business declined due to fewer defense projects in North America. Revenues in our PMP business remained relatively flat from the first quarter of 2024, which is expected to continue as sales of Cambium's 6 GHz products slowly ramp, a decrease in back-log from distributors and continued economic headwinds.

We continue to take action to manage our operating costs to improve profitability and cash flow. We also continue to work closely with our contract manufacturers and supply chain partners to balance production to market demand.

We continue to monitor the impact of macroeconomic factors, including a potential global recession, inflationary pressures, and growing political tensions because of regional conflicts. We also believe that our customers continue to grapple with the impact of these macroeconomic factors on their businesses and future investment plans, resulting in business uncertainty and a more constrained approach to forecasts and orders. Any prolonged economic disruptions, further deterioration in the global economy or outbreaks of international hostilities could have a negative impact on demand from our customers in future periods.

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

Financial results for the three-month period ended June 30, 2024

•
Total revenue was $45.9 million, a decrease of 23% year-over-year
•
Gross margin was 31.4%
•
Total costs of revenues and operating expenses were $58.0 million
•
Operating loss was $12.1 million
•
Net loss was $9.1 million

Basis of presentation

Revenues

Our revenues are generated primarily from the sale of our products, which consist of hardware with essential embedded software. Our revenues also include amounts for software products, extended warranty on hardware products and subscription services. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met. Revenues are recognized net of estimated stock returns, rebates, incentives and cooperative marketing allowances that we provide to distributors. We recognize subscription services revenue ratably over the term in which services are provided and our performance obligation is satisfied. We provide a standard warranty on our hardware products, with the term depending on the product, and record a liability for the estimated future costs associated with potential warranty claims. In addition, we also offer extended warranties for purchase and represents a future performance obligation for us. The extended warranty is included in deferred revenues and is recognized on a straight-line basis over the term of the extended warranty.

Cost of revenues and gross profit

Our cost of revenues is comprised primarily of the costs of procuring finished goods from our third-party manufacturers, third-party logistics and warehousing provider costs, freight costs and warranty costs. We outsource our manufacturing to third-party manufacturers located primarily in Mexico, China, Israel and Taiwan. Cost of revenues also includes costs associated with supply operations, including personnel related costs and allocated overhead costs, provision for excess and obsolete inventory and loss on supplier commitment expense, third-party license costs and third-party costs related to services we provide. Cost of revenues also includes amortization of capitalized software development costs associated with products marketed to be sold.

Gross profit has been and will continue to be affected by various factors, including changes in product mix. The margin profile of products within each of our core product categories can vary significantly depending on the operating performance, features and manufacturer of the product. Gross margin will also vary as a function of changes in pricing due to competitive pressure, our third-party manufacturing and other production costs, cost of shipping and logistics, provision for excess and obsolete inventory and loss on supplier commitment expense and other factors. We expect our gross margins will fluctuate from period to period depending on the interplay of these various factors.

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

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2024	2023	2024
Statements of Operations Data:
Revenues	$59,542	$45,946	$136,943	$88,283
Cost of revenues	30,300	31,536	68,041	65,188
Gross profit	29,242	14,410	68,902	23,095
Operating expenses
Research and development	13,008	9,149	27,270	19,948
Sales and marketing	11,528	9,706	23,198	19,427
General and administrative	5,836	5,988	12,503	13,498
Depreciation and amortization	1,573	1,669	3,069	3,302
Total operating expenses	31,945	26,512	66,040	56,175
Operating (loss) income	(2,703)	(12,102)	2,862	(33,080)
Interest expense, net	579	1,304	1,176	2,185
Other expense, net	64	3	218	62
(Loss) income before income taxes	(3,346)	(13,409)	1,468	(35,327)
(Benefit) provision for income taxes	(704)	(4,266)	(166)	263
Net (loss) income	$(2,642)	$(9,143)	$1,634	$(35,590)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.9%	68.6%	49.7%	73.8%
Gross margin	49.1%	31.4%	50.3%	26.2%
Operating expenses
Research and development	21.8%	19.9%	19.9%	22.6%
Sales and marketing	19.4%	21.1%	17.0%	22.0%
General and administrative	9.8%	13.0%	9.1%	15.3%
Depreciation and amortization	2.6%	3.6%	2.2%	3.7%
Total operating expenses	53.7%	57.7%	48.2%	63.6%
Operating (loss) income	(4.5)%	(26.3)%	2.1%	-37.4%
Interest expense, net	1.0%	2.8%	0.9%	2.5%
Other expense, net	0.1%	0.1%	0.2%	0.1%
(Loss) income before income taxes	(5.6)%	(29.2)%	1.1%	(40.0)%
(Benefit) provision for income taxes	(1.2)%	(9.3)%	(0.1)%	0.3%
Net (loss) income	(4.4)%	(19.9)%	1.2%	(40.3)%

Comparison of three-month period ended June 30, 2023 to the three-month period ended June 30, 2024

Revenues

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2024	$	%
Revenues	$59,542	$45,946	$(13,596)	(22.8)%

Revenues decreased $13.6 million, or 22.8%, to $45.9 million for the three-month period ended June 30, 2024, from $59.5 million for the three-month period ended June 30, 2023, with the largest decrease in our point-to-point product category driven by lower defense order volumes. Revenues also decreased in our point-to-multi-point product category driven by lower demand. These decreases are offset by an increase in revenues of our enterprise product category as channel inventory levels decline.

Revenues by product category

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2024	$	%
Point-to-Multi-Point	$26,734	$19,647	$(7,087)	(26.5)%
Point-to-Point	25,074	13,656	(11,418)	(45.5)%
Enterprise	6,420	11,310	4,890	76.2%
Other	1,314	1,333	19	1.4%
Total revenues by product category	$59,542	$45,946	$(13,596)	(22.8)%

Point-to-Multi-Point

Our PMP revenues decreased $7.1 million, or 26.5%, from the three-month period ended June 30, 2023 to 2024. The decrease in point-to-multi-point revenues was driven by lower demand in all regions from service providers as they begin to adopt and deploy our 6 GHz products.

Point-to-Point

PTP revenues decreased $11.4 million, or 45.5%, from the three-month period ended June 30, 2023 to 2024 mostly driven by lower demand for defense products in North America partially offset by increased demand for defense products in Europe, Middle East, Africa.

Enterprise

Enterprise revenues increased $4.9 million, or 76.2%, from the three-month period ended June 30, 2023 to 2024. Enterprise revenues increased in all regions except Asia Pacific, with the largest increase in Europe, Middle East, Africa. Enterprise product revenues are continuing to improve as channel inventory levels are decreasing, and distributors are restocking.

Revenues by geography

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2024	$	%
North America	$39,526	$20,647	$(18,879)	(47.8)%
Europe, Middle East, Africa	6,769	15,003	8,234	121.6%
Caribbean and Latin America	6,015	5,306	(709)	(11.8)%
Asia Pacific	7,232	4,990	(2,242)	(31.0)%
Total revenues by geography	$59,542	$45,946	$(13,596)	(22.8)%

Revenues decreased in all regions except Europe, Middle East, Africa from the three-month period ended June 30, 2023 to June 30, 2024. North America revenues decreased $18.9 million, or 47.8%, with the largest decrease in PTP revenues due to lower demand for defense products and lower PMP revenues also due to decreased demand. Europe, Middle East, Africa revenues increased by $8.2 million, or 121.6%, mostly driven by higher enterprise product revenues and higher PTP revenues due to higher demand from defense. Caribbean and Latin America revenues decreased $0.7 million, or 11.8%, mostly driven by lower enterprise and PMP product revenues. Asia Pacific revenues decreased $2.2 million, or 31.0%, mostly driven by lower PMP and PTP revenues both due to decreased demand.

Cost of revenues and gross margin

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2024	$	%
Cost of revenues	$30,300	$31,536	$1,236	4.1%
Gross margin	49.1%	31.4%		(1770) bps

Cost of revenues increased $1.2 million, or 4.1%, to $31.5 million for the three-month period ended June 30, 2024 from $30.3 million for the three-month period ended June 30, 2023. The increase in cost of revenues was primarily due to a $4.6 million loss on supplier commitment charge recorded in the three-month period ended June 30, 2024, a $3.9 million increase from the three-month period ended June 30, 2023, and a $2.4 million provision for excess and obsolescence recorded in the three-month period ended June 30, 2024, a $2.2 million increase from the three-month period ended June 30, 2023. The increase in the loss on supplier commitment expense was mostly due to decreased demand for switching and fiber components and the increase in the excess and obsolescence reserve was mostly due to a decrease in lifetime demand. These costs were offset by lower material costs and lower production costs.

Gross margin decreased to 31.4% for the three-month period ended June 30, 2024 from 49.1% for the three-month period ended June 30, 2023. The decrease primarily reflects the impact from an increase in our excess and obsolescence reserve and loss on supplier commitment expense.

Operating expenses

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2024	$	%
Research and development	$13,008	$9,149	$(3,859)	(29.7)%
Sales and marketing	11,528	9,706	(1,822)	(15.8)%
General and administrative	5,836	5,988	152	2.6%
Depreciation and amortization	1,573	1,669	96	6.1%
Total operating expenses	$31,945	$26,512	$(5,433)	(17.0)%

Research and development

Research and development expense decreased $3.9 million, or 29.7% to $9.1 million for the three-month period ended June 30, 2024 from $13.0 million for the three-month period ended June 30, 2023. The decrease in research and development expense was primarily due to $1.7 million lower staff-related costs, mostly due to a reduction in headcount from restructuring activities, $0.9 million lower outside contractor spend due to the restructuring actions implemented in 2023 and streamlining projects, $0.5 million lower share-based compensation due to lower headcount, $0.3 million lower engineering project materials cost, $0.2 million lower homologation and regulatory fees due to the timing of projects and $0.2 million higher capitalized software development costs due to more projects eligible for capitalization.

Sales and marketing

Sales and marketing expense decreased $1.8 million, or 15.8%, to $9.7 million for the three-month period ended June 30, 2024 from $11.5 million for the three-month period ended June 30, 2023. The decrease in sales and marketing expense was primarily due to $0.7 million lower staff-related costs, mostly due to a reduction in headcount from restructuring activities in 2023 offset by new hires in 2024, $0.3 million lower marketing-related spend, mostly due to lower spend on trade shows, $0.3 million lower travel-related costs, $0.2 million lower variable compensation expense and $0.2 million lower share-based compensation expense.

General and administrative

General and administrative expense increased $0.2 million, or 2.6%, to $6.0 million for the three-month period ended June 30, 2024 from $5.8 million for the three-month period ended June 30, 2023. The increase in general and administrative expense was primarily due to $0.2 million higher share-based compensation expense, mostly due to new grants awarded in 2023 and 2024.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million from the three-month period ended June 30, 2023 to the three-month period ended June 30, 2024.

Interest expense, net

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2024	$	%
Interest expense, net	$579	$1,304	$725	125.2%

Interest expense increased $0.7 million, or 125.2%, to $1.3 million for the three-month period ended June 30, 2024 from $0.6 million for the three-month period ended June 30, 2023. The increase was primarily due to an increase in the interest rate on the term loan and the addition of interest on the revolving credit facility.

Other expense, net

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2024	$	%
Other expense, net	$64	$3	$(61)	(95.3)%

Other expense, net decreased from expense of $0.1 million for the three-month period ended June 30, 2023 to $0.0 million for the three-month period ended June 30, 2024, primarily due to foreign currency fluctuations.

Benefit for income taxes

	Three Months Ended June 30,		Change
(dollars in thousands)	2023	2024	$	%
Benefit for income taxes	$(704)	$(4,266)	$(3,562)	506.0%
Effective income tax rate	21.0%	31.8%

Our provision for income taxes at June 30, 2023 was based upon the estimated annual tax rate for the year, applied to federal, state and foreign income. Due to forecasting uncertainty for 2024, our provision for income taxes at June 30, 2024 is based on 6-month year-to-date actual results. Our benefit for income taxes was $4.3 million for the three-month period ended June 30, 2024 versus a benefit for income taxes of $0.7 million for the three-month period ended June 30, 2023. The effective income tax rates were 31.8% and 21.0% over the same periods, respectively. In the three-month period ended June 30, 2023, the effective tax rate of 21.0% was not materially different from the statutory rate of 21.0%. For the three-month period ended June 30, 2024, our effective tax rate of 31.8% was different from the statutory rate of 21.0%, primarily due to the implementation of a tax method change in the U.S. related to the tax capitalization of our research and development expenditures, resulting in a provision-to-return impact, reduction in the required U.S. valuation allowance and a decrease in the Foreign Derived Intangible benefit, while also including in the period an increase in the valuation allowance on the net deferred tax assets of the UK company, maintaining a full valuation allowance on the net UK deferred tax assets.

Comparison of six-month period ended June 30, 2023 to the six-month period ended June 30, 2024

Revenues

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2024	$	%
Revenues	$136,943	$88,283	$(48,660)	(35.5)%

Revenues decreased $48.7 million, or 35.5%, to $88.3 million for the six-month period ended June 30, 2024, from $136.9 million for the six-month period ended June 30, 2023, with the largest decrease in our enterprise product category driven by lower order volumes from distributors. Revenues also decreased in our point-to-point product category driven by decreased defense orders due to timing of funding in North America and our point-to-multi-point product category as service providers transition to 6 GHz technology.

Revenues by product category

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2024	$	%
Point-to-Multi-Point	$49,026	$39,068	$(9,958)	(20.3)%
Point-to-Point	43,082	28,067	(15,015)	(34.9)%
Enterprise	42,076	18,473	(23,603)	(56.1)%
Other	2,759	2,675	(84)	(3.0)%
Total revenues by product category	$136,943	$88,283	$(48,660)	(35.5)%

Point-to-Multi-Point

Our PMP revenues decreased $10.0 million, or 20.3%, from the six-month period ended June 30, 2023 to 2024. Our decrease in point-to-multi-point revenues were driven by lower demand from service providers in North America as they start to transition to our 6 GHz products.

Point-to-Point

PTP revenues decreased $15.0 million, or 34.9%, from the sis-month period ended June 30, 2023 to 2024 mostly driven by lower demand for defense products in North America due to timing of funding partially offset by increased demand for defense products in Europe, Middle East, Africa.

Enterprise

Enterprise revenues decreased $23.6 million, or 56.1%, from the six-month period ended June 30, 2023 to 2024. Enterprise revenues decreased in all regions except Caribbean and Latin America, with the largest decrease in North America and Europe, Middle East, Africa, driven mostly by lower order volumes from distributors. Enterprise product revenues are improving, but remain impacted by the recovery of the product supply chain during 2023 which reduced our prior advantage in supply and order fulfillment and therefore, increased competition and aggressive pricing by our competitors.

Revenues by geography

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2024	$	%
North America	$87,119	$45,696	$(41,423)	(47.5)%
Europe, Middle East, Africa	26,477	23,413	(3,064)	(11.6)%
Caribbean and Latin America	9,700	10,198	498	5.1%
Asia Pacific	13,647	8,976	(4,671)	(34.2)%
Total revenues by geography	$136,943	$88,283	$(48,660)	(35.5)%

Revenues decreased in all regions except Caribbean and Latin America from the six-month period ended June 30, 2024 to June 30, 2024. North America revenues decreased $41.4 million, or 47.5%, with the largest decrease in PTP product revenues due to lower demand for defense and licensed microwave products, lower enterprise product revenues due to decreased demand for Wi-Fi 6 products and lower PMP revenues due to decreased demand from service providers. Europe, Middle East, Africa revenues decreased by $3.1 million, or 11.6%, mostly driven by lower enterprise product revenues due to decreased Wi-Fi 6 demand and high channel inventory, partially offset by higher PTP revenues due to increased demand from defense. Caribbean and Latin America revenues increased $0.5 million, or 5.1%, mostly driven by higher PMP. Asia Pacific revenues decreased $4.7 million, or 34.2%, mostly driven by lower enterprise product revenues and lower PTP revenues, both due to decreased demand.

Cost of revenues and gross margin

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2024	$	%
Cost of revenues	$68,041	$65,188	$(2,853)	(4.2)%
Gross margin	50.3%	26.2%		(2410) bps

Cost of revenues decreased $2.8 million, or 4.2% to $65.2 million for the six-month period ended June 30, 2024 from $68.0 million for the six-month period ended June 30, 2023. The decrease in cost of revenues was primarily due to decreased revenues but was mostly offset by $8.6 million provision for excess and obsolescence recorded in the six-month period ended June 30, 2024, a $7.1 million increase from the six-month period ended June 30, 2023 and $5.3 million loss on supplier commitment recorded in the six-months ended June 30, 2024, a $4.5 million increase from the six-month period ended June 30, 2023, and higher amortization of capitalized software costs. The increase in the excess and obsolescence reserve was mostly due to a decrease in lifetime demand and increase in the loss on supplier commitment expense was mostly due to decreased demand for fiber and switching components.

Gross margin decreased to 26.2% for the six-month period ended June 30, 2024 from 50.3% for the six-month period ended June 30, 2023. The decrease primarily reflects the impact from an increase in our excess and obsolescence reserve, increase in loss on supplier commitments, lower revenues from higher margin products and fixed services and subscription costs.

Operating expenses

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2024	$	%
Research and development	$27,270	$19,948	$(7,322)	(26.9)%
Sales and marketing	23,198	19,427	(3,771)	(16.3)%
General and administrative	12,503	13,498	995	8.0%
Depreciation and amortization	3,069	3,302	233	7.6%
Total operating expenses	$66,040	$56,175	$(9,865)	(14.9)%

Research and development

Research and development expense decreased $7.3 million, or 26.9% to $20.0 million for the six-month period ended June 30, 2024 from $27.3 million for the six-month period ended June 30, 2023. The decrease in research and development expense was primarily due to $3.4 million lower staff-related costs, mostly due to a reduction in headcount from restructuring activities completed in 2023, $1.4 million lower outside contractor spend due to the restructuring actions implemented in 2023 and streamlining projects, $0.8 million lower share-based compensation expense due to headcount reductions, $0.4 million lower engineering project materials spend, $0.4 million lower corporate bonus expense as we failed to meet bonus targets, $0.3 million lower homologation and regulatory fees due to the timing of projects, $0.2 million lower travel-related spend and $0.2 million lower equipment repairs and maintenance expense.

Sales and marketing

Sales and marketing expense decreased $3.8 million, or 16.3%, to $19.4 million for the six-month period ended June 30, 2024 from $23.2 million for the six-month period ended June 30, 2023. The decrease in sales and marketing expense was primarily due to $1.3 million lower staff-related costs, mostly due to a reduction in headcount from restructuring activities in 2023 offset by new hires in 2024, $0.7 million lower severance expense related to reductions in 2023, $0.7 million lower marketing-related spend, mostly due to lower spend on trade shows, $0.4 million lower travel-related spend, $0.4 million lower share-based compensation expense due to lower headcount and $0.3 million lower outside contractor spend.

General and administrative

General and administrative expense increased $1.0 million, or 8.0%, to $13.5 million for the six-month period ended June 30, 2024 from $12.5 million for the six-month period ended June 30, 2023. The increase in general and administrative expense was primarily due to $0.5 million increase in share-based compensation expense, mostly due to new grants awarded in 2023 and 2024, $0.3 million increase in bad debt expense and $0.2 million higher legal expense.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.2 million from the six-month period ended June 30, 2023 to the six-month period ended June 30, 2024.

Interest expense, net

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2024	$	%
Interest expense, net	$1,176	$2,185	$1,009	85.8%

Interest expense increased $1.0 million, or 85.8%, to $2.2 million for the six-month period ended June 30, 2024 from $1.2 million for the six-month period ended June 30, 2023. The increase was primarily due to an increase in the interest rate on the term loan and the addition of interest on the revolving credit facility beginning in the first quarter of 2024.

Other expense, net

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2024	$	%
Other expense, net	$218	$62	$(156)	(71.6)%

Other expense, net decreased from expense of $0.2 million for the six-month period ended June 30, 2023 to $0.1 million for the six-month period ended June 30, 2024, primarily due to foreign currency fluctuations.

(Benefit) provision for income taxes

	Six Months Ended June 30,		Change
(dollars in thousands)	2023	2024	$	%
(Benefit) provision for income taxes	$(166)	$263	$429	(258.4)%
Effective income tax rate	(11.3)%	(0.7)%

Our provision for income taxes at June 30, 2023 was based upon the estimated annual tax rate for the year, applied to federal, state and foreign income. Due to forecasting uncertainty for 2024, our provision for income taxes at June 30, 2024 is based on 6-month year-to-date actual results. Our provision for income taxes was $0.3 million for the six-month period ended June 30, 2024 versus a benefit for income taxes of $0.2 million for the six-month period ended June 30, 2023. The effective income tax rates were (0.7)% and (11.3)% over the same periods, respectively. In the six-month period ended June 30, 2023, the effective tax rate of (11.3)% was different from the statutory rate of 21.0%, primarily due to Foreign Derived Intangible Income, tax benefits arising on Research and Development tax credits, and revaluing of UK deferred tax assets at a higher future tax rate. For the six-month period ended June 30, 2024, our effective tax rate of (0.7)% was different from the statutory rate of 21.0%, primarily due to the implementation of a tax method change in the U.S. related to the tax capitalization of our research and development expenditures, resulting in a provision-to-return impact, and a reduction in the U.S. valuation allowance, while also including in the period an increase in the valuation allowance on the net deferred tax assets of the UK company, maintaining a full valuation allowance on the net UK deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2024, we had a cash balance of $42.6 million, an increase of $23.9 million from December 31, 2023. We drew $40.0 million on our revolving credit facility in the first quarter of 2024 and an additional $5.0 million in the second quarter of 2024 to help manage our working capital needs for the near future, mainly to: (i) fund normal operating expenses; (ii) meet interest and principal requirements of our outstanding indebtedness; and (iii) fund capital expenditures. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We continue to focus on cost management, operating efficiency and efficient discretionary spending. We expect to regularly assess our liquidity needs and market conditions and may raise additional equity or incur additional debt if and when our board of directors determines that doing so is in our best interest. For the second quarter of 2024, all quarterly principal and interest payments have been made in accordance with the terms of our credit facility with Bank of America. As of June 30, 2024, we were in compliance with all affirmative and negative covenants under this credit agreement.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

Cash flows from operating activities

	Six Months Ended June 30,
	2023	2024
Cash used in operating activities	$(10,480)	$(13,246)
Cash used in investing activities	$(5,569)	$(7,187)
Cash (used in) provided by financing activities	$(152)	$44,318

Net cash used in operating activities for the six-month period ended June 30, 2023 of $10.5 million consisted of net income of $1.6 million, share-based compensation expense of $5.9 million and adjustments for depreciation and amortization and other non-cash impacts of $5.4 million, an increase in deferred tax assets of $3.3 million and changes in operating assets and liabilities that resulted in net cash outflows of $20.1 million. The changes in operating assets and liabilities consisted primarily of a $26.3 million increase in inventories due to lower sales along with management's plan to build inventory to manage component shortages, a $1.5 million decrease in accrued employee compensation due to lower corporate bonus accrual and $1.3 million decrease in accounts payable due to timing of invoices and payments. The uses of cash were partially offset by $4.5 million increase in cash provided by all other assets and liabilities, mostly driven by the increase in accrued sales returns along with collection of the UK RDEC tax credit, $3.8 million reduction in prepaid expenses, mostly due to lower vendor prepayments, $0.6 million higher accrued liabilities primarily related to inventory in transit and $0.2 million decrease in accounts receivable reflecting the impact of lower sales and the timing of collections.

Net cash used in operating activities for the six-month period ended June 30, 2024 of $13.2 million consisted primarily of net loss of $35.6 million, offset by an increase in our provision for inventory excess and obsolescence of $8.6 million, share-based compensation expense of $5.1 million and adjustments for depreciation and amortization and other non-cash impacts of $5.7 million, a decrease in deferred tax assets of $3.7 million and changes in operating assets and liabilities that resulted in net cash outflows of $0.8 million. The changes in operating assets and liabilities consisted primarily of a $4.4 million net increase in income taxes receivable, mostly as a result of an expected income tax refund of $3.6 million, $5.5 million higher prepaid expenses, mostly as a result of an increase in supplier prepayments, $2.7 million lower accounts payable due to decreased purchases and $0.6 million lower accrued employee compensation, partially offset by $8.4 million lower inventory and $4.1 million lower accounts receivable due to improved cash collections.

Cash flows from investing activities

Our investing activities for all periods presented consisted of capital expenditures for property, equipment, internal use software and capitalized labor costs for software to be marketed for sale in support of the growth of our business. The increase in cash used in investing activities for the six-month period ended June 30, 2023 to the six-month period ended June 30, 2024 is mostly due to leasehold improvements completed on the new Hoffman Estates headquarters.

Cash flows from financing activities

During the six-month period ended June 30, 2023, net cash used in financing activities of $0.2 million was primarily due to $1.3 million repayment of principal due under the term loan facility with Bank of America and $0.4 million for taxes paid from shares withheld in net settlement of taxes due on vesting of restricted shares issued to our employees partially offset by proceeds received of $1.1 million from the issuance of ordinary shares under our ESPP and $0.4 million from the exercise of share options.

During the six-month period ended June 30, 2024, net cash provided by financing activities of $44.3 million was primarily due to $45.0 million drawn down on the revolving credit facility and proceeds received of $0.7 million from the issuance of ordinary shares under our ESPP partially offset by $1.3 million repayment of principal due under the term loan facility with Bank of America.

Debt

As of June 30, 2024, we had $24.1 million outstanding on our term loan facility and $45.0 million outstanding on our revolving credit facility with Bank of America. The effective interest rate on the term credit facility at June 30, 2024 was 9.17% and the weighted-average interest rate on our revolving credit facility was 8.67%. The Company is required to make quarterly principal payments of $0.7 million under the term credit facility and quarterly interest payments under both the term loan facility and the revolving credit facility. Our term loan facility and revolving credit facility matures on November 17, 2026, at which time the outstanding principal will be due. Refer to Note 6 – Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Contractual Obligations and Commercial Commitments

For the six-month period ended June 30, 2024, the only material change to the contractual obligations and commercial commitments from what was disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 is the addition of $45.0 million in long-term debt related to the drawdown of funds against our revolving credit facility. This amount increased from the $40.0 million disclosed for this item in the Form 10-Q for the three-month period ended March 31, 2024 as a result of an additional drawdown of $5.0 million in April 2024. The $45.0 million was drawn down in three draws, the first draw of $10.0 million in February 2024, the second draw of $30.0 million in March 2024 and the third draw of $5.0 million in April 2024. As of June 30, 2024, the weighted average interest rate on the revolving credit facility is 8.67%. Interest is due and payable quarterly. The revolving credit facility matures on November 17, 2026, at which time the outstanding principal will be due. Based on the interest rate at the time of the draw and assuming no repayment of principal until maturity, this increases our obligations by $3.1 million for interest in 2024, $4.0 million for interest in 2025 and $45.0 million for principal and $3.5 million for interest in 2026.

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

During the three-month period ended June 30, 2024, there were no significant changes to our critical accounting policies and estimates. During the three-month period ended June 30, 2024, our share price experienced additional declines and in the month subsequent to quarter end, decreased to a historic low. As indicated in Note 5 of the condensed consolidated financial statements, we evaluated whether there were goodwill triggering events that occurred as of June 30, 2024, and determined there were not. The Company will continue to assess potential goodwill impairment triggering events, including continued impact of slower demand and sustained decreases in our share price. If triggering events occur, we will perform a goodwill impairment assessment that may indicate impairment in a future period. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, filed on March 15, 2024, for a more complete discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three-month period ended June 30, 2024. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

We do not hold any cash in any investment accounts and all cash is deposited with financial institutions that management believes are of high credit quality. The Company's cash consists primarily of U.S. dollar denominated demand accounts.

We had $24.1 million outstanding on our term loan facility and $45.0 million outstanding on our revolving credit facility as of June 30, 2024 under our credit agreement with Bank of America. The Company is exposed to interest rate risk from fluctuations in the Term SOFR that is a component of the interest rate used to calculate interest expense on the both the term and revolving credit facilities. Interest accrues on the outstanding principal amount of the term loan facility and revolving credit facility at a rate equal to the selected rate per annum determined by reference to the 1-month, 3-month or 6-month Term SOFR rate as selected by the Company, plus a SOFR adjustment of 0.10%, plus an applicable margin of 3.25%. At June 30, 2024, the effective interest rate on the term loan was 9.17%. A hypothetical 100-basis point increase in interest rates would result in an additional $0.2 million in interest expense related to the term credit facility per year. At June 30, 2024, the weighted-average interest rate on the revolving credit facility was 8.69%. A hypothetical 100-basis point increase in interest rates would result in an additional $0.5 million in interest expense related to the revolving credit facility per year.

There have been no other material changes in our market risk since December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective because of previously reported material weaknesses in our internal control over financial reporting, which we describe in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Limitations on effectiveness of controls and procedures

None.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder lawsuit

On May 22, 2024, a putative shareholder class action complaint was filed in the United States District Court for the Northern District of Illinois (Hamby v. Cambium Networks Corporation et al, Case No. 1:24-cv-04240) against us and three of our current or former officers. The complaint purports to assert claims under Section 10(b) of the Exchange Act, Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our ordinary shares between May 8, 2023 and January 18, 2024, or the Class Period. The complaint alleges that, during the Class Period, the Company and certain of its executive officers made false and misleading statements and failed to disclose material adverse facts about its business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek damages in an unspecified amount. This litigation is in its early stages and the Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this claim.

Other claims

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

We are subject to securities litigation, which is expensive and could divert management attention.

On May 22, 2024, a putative shareholder class action complaint was filed in the United States District Court for the Northern District of Illinois (Hamby v. Cambium Networks Corporation et al, Case No. 1:24-cv-04240) against us and three of our current or former officers. The complaint purports to assert claims under Section 10(b) of the Exchange Act, Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our ordinary shares between May 8, 2023 and January 18, 2024, or the Class Period. The complaint alleges that, during the Class Period, the Company and certain of its executive officers made false and misleading statements and failed to disclose material adverse facts about its business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on business, financial condition, results of operations and prospects. Any adverse determination in litigation could also subject us to significant liabilities.

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

We are actively taking actions to improve our profitability and ensure future compliance with applicable financial covenants, including acceleration of collection of receivables, deferral of expenditures, and cost reductions to align our cost structure with current revenue levels. In addition, we continue to focus on operating efficiency and reducing discretionary spending. We believe these actions, together with our existing cash balances, provide us with the financial flexibility needed to meet our obligations as they come due. Any of these measures may have an adverse impact on our ability to execute our business plan, take advantage of future opportunities, fund research and development initiatives, or respond to competitive pressures or unanticipated financial requirements. The ultimate success of any such actions in sustaining our ability to continue as a going concern cannot be assured.

If we do not meet the continued listing requirements of Nasdaq, we could be subject to a delisting of our common stock.

If we are unable to meet the continued listing requirements of the Nasdaq Global Market, including the requirement that we meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2), we could be subject to delisting by Nasdaq. If our share price drops below $1.00 per share for a period of 30 calendar days, we may receive a notice of delisting from Nasdaq. We expect that any notice from Nasdaq would provide us with a compliance period of at least 180 calendar days in which to regain compliance, including possible extension of further days to regain compliance if it appears to Nasdaq that we will be able to cure the deficiency. To date, our share price has not dropped below $1.00 per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
10.50+*	Separation agreement dated as of May 30, 2024 between Cambium Networks, Inc. and Archana Nirwan
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMBIUM NETWORKS CORPORATION

Date: August 9, 2024	By:	/s/ Morgan C. Kurk
Morgan C. Kurk
President and Chief Executive Officer

Date: August 9, 2024	By:	/s/ Jacob Sayer
Jacob Sayer
Chief Financial Officer