Form 10-Q
period 2024-09-30
Cambium Networks Corp
filed 2024-11-12
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 28,243,808 shares of ordinary shares, $0.0001 par value per share, outstanding.

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
•
the sufficiency of our cash resources, our ability to negotiate covenant relief with our lenders and needs for additional financing;
•
the impact if in future we are required to write down goodwill or other intangible assets;
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
•
risks caused by political tensions around the world including the current war in Ukraine as well as tensions between the United States and China and events in Israel, Gaza and the Middle East;
•
the strength of the United States dollar and the impact on the cost of our products globally;
•
current or future unfavorable economic conditions, both domestically and in our foreign markets, including the risk of global or localized recessions;
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

ii

•
the impact of actual or threatened health epidemics and other outbreaks;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Cambium Networks Corporation

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,	September 30,
	2023	2024
		(Unaudited)
ASSETS
Current assets
Cash	$18,710	$46,491
Receivables, net of credit losses of $283 and $502	64,103	57,275
Inventories, net	66,878	42,980
Income taxes receivable	222	1,118
Prepaid expenses	6,589	15,928
Other current assets	6,069	7,389
Total current assets	162,571	171,181
Noncurrent assets
Property and equipment, net	12,879	13,957
Software, net	11,985	13,387
Operating lease assets	7,894	6,708
Intangible assets, net	7,675	6,551
Goodwill	9,842	9,842
Deferred tax assets, net	3,694	—
Other noncurrent assets	1,335	983
TOTAL ASSETS	$217,875	$222,609
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$19,120	$19,619
Accrued liabilities	47,069	46,138
Employee compensation	5,071	3,894
Current portion of long-term debt, net	3,186	67,577
Deferred revenues	8,765	8,967
Other current liabilities	13,117	9,866
Total current liabilities	96,328	156,061
Noncurrent liabilities
Long-term debt, net	21,926	—
Deferred revenues	10,473	11,761
Noncurrent operating lease liabilities	6,595	9,332
Other noncurrent liabilities	1,619	1,825
Total liabilities	136,941	178,979
Commitments and contingencies (Note 11)
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2023 and September 30, 2024; 28,095,144 shares issued and 27,834,908 outstanding at December 31, 2023 and 28,513,294 shares issued and 28,241,507 outstanding at September 30, 2024	3	3
Additional paid in capital	152,768	160,958
Treasury shares, at cost, 260,236 shares at December 31, 2023 and 271,787 shares at September 30, 2024	(5,624)	(5,664)
Accumulated deficit	(64,598)	(109,864)
Accumulated other comprehensive loss	(1,615)	(1,803)
Total shareholders' equity	80,934	43,630
TOTAL LIABILITIES AND EQUITY	$217,875	$222,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenues	$43,046	$43,726	$179,989	$132,009
Cost of revenues	32,087	26,281	100,128	91,469
Gross profit	10,959	17,445	79,861	40,540
Operating expenses
Research and development	13,151	9,275	40,421	29,223
Sales and marketing	9,675	8,398	32,873	27,825
General and administrative	8,688	6,149	21,191	19,647
Depreciation and amortization	1,545	1,682	4,614	4,984
Total operating expenses	33,059	25,504	99,099	81,679
Operating loss	(22,100)	(8,059)	(19,238)	(41,139)
Interest expense, net	620	1,403	1,796	3,588
Other expense, net	63	8	281	70
Loss before income taxes	(22,783)	(9,470)	(21,315)	(44,797)
Provision for income taxes	3,417	206	3,251	469
Net loss	$(26,200)	$(9,676)	$(24,566)	$(45,266)

Loss per share
Basic	$(0.95)	$(0.34)	$(0.89)	$(1.62)
Diluted	$(0.95)	$(0.34)	$(0.89)	$(1.62)
Weighted-average number of shares outstanding to compute net loss per share
Basic	27,619,281	28,217,453	27,465,353	27,990,835
Diluted	27,619,281	28,217,453	27,465,353	27,990,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Net loss	$(26,200)	$(9,676)	$(24,566)	$(45,266)
Other comprehensive loss
Foreign currency translation adjustment	(174)	(34)	(74)	(188)
Comprehensive loss	$(26,374)	$(9,710)	$(24,640)	$(45,454)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Shareholders’ Equity

(in thousands)

(unaudited)

	Three Months Ended September 30, 2023
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated equity (deficit)	Accumulated other comprehensive loss	Total shareholders' equity
Balance at June 30, 2023	27,603	$3	$146,528	$(5,509)	$14,456	$(1,427)	$154,051
Net loss	—	—	—	—	(26,200)	—	(26,200)
Share-based compensation	—	—	2,631	—	—	—	2,631
Issuance of vested shares	69	—	—	—	—	—	—
Treasury shares withheld for net settlement	(11)	—	—	(91)	—	—	(91)
Proceeds from exercise of share options	1	—	6	—	—	—	6
Foreign currency translation	—	—	—	—	—	(174)	(174)
Balance at September 30, 2023	27,662	$3	$149,165	$(5,600)	$(11,744)	$(1,601)	$130,223

	Nine Months Ended September 30, 2023
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated equity (deficit)	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2022	27,313	$3	$138,997	$(4,922)	$12,822	$(1,527)	$145,373
Net loss	—	—	—	—	(24,566)	—	(24,566)
Share-based compensation	—	—	8,568	—	—	—	8,568
Issuance of ordinary shares under ESPP	88	—	1,102	—	—	—	1,102
Issuance of vested shares	247	—	—	—	—	—	—
Treasury shares withheld for net settlement	(46)	—	—	(678)	—	—	(678)
Proceeds from exercise of share options	60	—	498	—	—	—	498
Foreign currency translation	—	—	—	—	—	(74)	(74)
Balance at September 30, 2023	27,662	$3	$149,165	$(5,600)	$(11,744)	$(1,601)	$130,223

	Three Months Ended September 30, 2024
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at June 30, 2024	28,209	$3	$158,578	$(5,660)	$(100,188)	$(1,769)	$50,964
Net loss	—	—	—	—	(9,676)	—	(9,676)
Share-based compensation	—	—	2,380	—	—	—	2,380
Issuance of vested shares	35	—	—	—	—	—	—
Treasury shares withheld for net settlement	(2)	—	—	(4)	—	—	(4)
Proceeds from exercise of share options	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(34)	(34)
Balance at September 30, 2024	28,242	$3	$160,958	$(5,664)	$(109,864)	$(1,803)	$43,630

	Nine Months Ended September 30, 2024
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2023	27,835	$3	$152,768	$(5,624)	$(64,598)	$(1,615)	$80,934
Net loss	—	—	—	—	(45,266)	—	(45,266)
Share-based compensation	—	—	7,527	—	—	—	7,527
Issuance of ordinary shares under ESPP	279	—	663	—	—	—	663
Issuance of vested shares	139	—	—	—	—	—	—
Treasury shares withheld for net settlement	(11)	—	—	(40)	—	—	(40)
Proceeds from exercise of share options	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(188)	(188)
Balance at September 30, 2024	28,242	$3	$160,958	$(5,664)	$(109,864)	$(1,803)	$43,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cambium Networks Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2024
Cash flows from operating activities:
Net loss	$(24,566)	$(45,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,212	3,511
Amortization of software and intangible assets	3,399	4,305
Amortization of debt issuance costs	235	235
Share-based compensation	8,782	7,642
Deferred income taxes	288	3,694
Provision for inventory excess and obsolescence	5,637	9,286
Other	(7)	339
Change in assets and liabilities:
Receivables	22,649	3,784
Inventories	(28,333)	14,612
Prepaid expenses	3,031	(9,349)
Income taxes receivable	(859)	(900)
Accounts payable	(6,496)	1,675
Accrued employee compensation	(2,042)	(1,078)
Accrued liabilities	(1,264)	2,065
Other assets and liabilities	5,608	1,096
Net cash used in operating activities	(10,726)	(4,349)
Cash flows from investing activities:
Purchases of property and equipment	(3,361)	(6,209)
Purchases of software	(5,518)	(4,640)
Net cash used in investing activities	(8,879)	(10,849)
Cash flows from financing activities:
Proceeds from issuance of revolver debt	—	45,000
Repayment of term loan	(1,969)	(2,625)
Issuance of ordinary shares under ESPP	1,102	663
Taxes paid from shares withheld	(652)	(38)
Proceeds from share option exercises	498	—
Net cash (used in) provided by financing activities	(1,021)	43,000
Effect of exchange rate on cash	(7)	(21)
Net (decrease) increase in cash	(20,633)	27,781
Cash, beginning of period	48,162	18,710
Cash, end of period	$27,529	$46,491

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$3,963	$(972)
Interest paid	$1,354	$4,021

Non-cash investing and financing activities:
Increase in property, equipment and software unpaid or accrued in liabilities	$113	$1,666
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,865	$115
Debt issuance costs incurred but not yet paid	$—	$325

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

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Cambium Networks Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The condensed consolidated financial statements as of September 30, 2024, and for the three-month and nine-month periods ended September 30, 2023 and 2024, and the related notes are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and, in the opinion of management, reflect all adjustments, which comprise only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2024 and results of operations for the three-month and nine-month periods ended September 30, 2023 and 2024 and cash flows for the nine-month periods ended September 30, 2023 and 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K and filed with the SEC on March 15, 2024. The results of operations for the three-month and nine-month periods ended September 30, 2024 are not necessarily indicative of the operating results to be expected for the full year.

The Company has reclassified certain prior period amounts in the condensed consolidated statements of cash flows to conform to the current period's presentation. Specifically, within the condensed consolidated statements of cash flows, changes in Income taxes receivable have been reclassified from “Other assets and liabilities” to “Income taxes receivable”. The reclassifications do not affect previously reported cash flows from operating activities in the condensed consolidated statements of cash flows.

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

As of September 30, 2024, the Company has made all required principal and interest payment obligations under its Amended Credit Agreement with Bank of America. The Company was in compliance with its monthly liquidity covenant for all measurement periods through September 30, 2024. However, as of September 30, 2024, the Company was not in compliance with its quarterly EBITDA covenant under its Amended Credit Agreement. And, as of October 31, 2024, the Company was not in compliance with its monthly liquidity covenant. The Company is seeking a forbearance from Bank of America, as lender under the Amended Credit Agreement, and is working with the bank to address the Company's noncompliance with the covenants. The Company’s obligations under the Amended Credit Agreement do not mature and become due and payable until November 17, 2026, absent acceleration by the bank. The covenant violations affords the lenders the right to declare the amounts outstanding immediately due and payable, and as such, the term loan facility and the associated deferred debt issuance costs and the revolving credit facility have all been classified as a current liability and the deferred debt issuance costs associated with the revolving credit facility have been classified as a current asset in the accompanying condensed consolidated balance sheet as of September 30, 2024. Please refer to Note 6. Debt, regarding the Company’s debt outstanding under its credit facilities with Bank of America.

The Company is actively taking actions to improve its profitability and ensure future compliance with applicable financial covenants, including acceleration of collection of receivables, deferral of expenditures, cost reductions to align the Company’s cost structure with current and expected revenue levels and sales of excess inventory. In addition, the Company continues to focus on operating efficiency and reducing discretionary spending. Absent any acceleration of debt by the Company's lenders as a result of the covenant noncompliance described above, the Company believes these actions, together with its existing cash balances, provide it with the financial flexibility needed to meet its obligations as they come due over the next twelve months. However, this conclusion depends in part on the Company’s expectations regarding macro-conditions in the markets in which it competes, customer acceptance and purchases of the Company’s products, buying decisions by the Company’s distributors and other factors that are not within the Company’s control.

Based on the Company’s current forecast, it is projecting future noncompliance with its financial covenants within the next twelve months in addition to the covenant noncompliance described above. The Company is in discussions with the bank, but may not be able to obtain a forbearance or waiver of the defaults or otherwise refinance such indebtedness, if required. If Bank of America were to accelerate the maturity of the Company's indebtedness under the Amended Credit Agreement, there is substantial uncertainty the Company would be able to secure capital resources to repay the amounts due. Due to these uncertainties, management concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

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

Recently issued accounting standards not yet adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The increased disclosures will enable investors to better understand the major components of an entity's income statement. ASU 2024-03 will be effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact adopting this standard will have on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required in an entity's income tax rate reconciliation table and requires disclosure of income taxes paid in both U.S. and foreign jurisdictions. The amendments are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, to be applied on a prospective basis, with retrospective application permitted. ASU 2023-09 will be effective for the Company for annual reporting periods beginning January 1, 2025. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements, but will require increased income tax disclosures. The Company is currently assessing the impact adopting this standard will have on its income tax disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit of loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The new guidance also requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, this guidance should be applied retrospectively to all prior periods presented. The Company is currently evaluating the impact adopting this standard will have on its segment reporting disclosure.

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

Note 2. Balance sheet components

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	September 30,
	2023	2024
		(unaudited)
Finished goods	$69,428	$55,975
Raw materials	21,271	19,737
Gross inventory	90,699	75,712
Less: Excess and obsolescence reserve	(23,821)	(32,732)
Inventories, net	$66,878	$42,980

The decrease in finished goods inventory was primarily in our PMP and Enterprise products. Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, and market conditions and judgment about the anticipated future consumption and our ability to sell the inventory. At December 31, 2023 and September 30, 2024, excess and obsolescence reserves were $23.8 million and $32.7 million, respectively. The increase in the reserve in 2024 was mostly driven by lower demand, mostly for PMP products.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	September 30,
	2023	2024
		(unaudited)
Accrued goods and services	$7,787	$5,171
Accrued loss on supplier commitments	12,949	18,799
Accrued inventory purchases	2,768	3,060
Accrued customer rebates	23,052	18,902
Other	513	206
Accrued liabilities	$47,069	$46,138

Accrued warranty

Provisions for warranty claims are primarily related to our hardware products and are recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Nine Months Ended September 30,
	2023	2024
		(unaudited)
Beginning balance	$1,651	$1,484
Fulfillment of assumed acquisition warranty	(178)	(5)
Provision increase, net	11	125
Ending balance	$1,484	$1,604

At December 31, 2023, $1.2 million is included in Other current liabilities and $0.3 million is included in Other noncurrent liabilities on the Company's consolidated balance sheet. At September 30, 2024, $1.3 million is included in Other current liabilities and $0.3 million is included in Other noncurrent liabilities on the Company’s condensed consolidated balance sheet.

Note 3. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	September 30,
	Useful Life	2023	2024
			(unaudited)
Equipment and tooling	5 years	$37,678	$37,125
Computer equipment	3 years	5,546	5,730
Furniture and fixtures	5 to 10 years	853	857
Leasehold improvements	2 to 13 years	518	5,429
Total cost		44,595	49,141
Less: Accumulated depreciation		(31,716)	(35,184)
Property and equipment, net		$12,879	$13,957

Total depreciation expense was $1.1 million and $1.2 million for the three-month periods ended September 30, 2023 and 2024, respectively and $3.2 million and $3.5 million for the nine-month periods ended September 30, 2023 and 2024, respectively.

During the three-month period ended September 30, 2024, the qualitative assessment completed on the Company's long-lived assets indicated the existence of impairment triggers such that the Company would need to assess the undiscounted cash flows at the asset group level for recoverability. Based on the quantitative assessment performed, management concluded the assets were recoverable and no impairment charge was recorded. Refer to Note 5 - Goodwill and intangible assets for additional information.

Note 4. Software

Software consisted of the following (in thousands):

		December 31, 2023			September 30, 2024
					(unaudited)
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance

Acquired and Software for internal use	3 to 7 years	$16,814	$(15,696)	$1,118	$16,938	$(16,041)	$897
Software marketed for external sale	3 years	17,563	(6,696)	10,867	22,018	(9,528)	12,490
Total		$34,377	$(22,392)	$11,985	$38,956	$(25,569)	$13,387

Amortization of acquired and software for internal use is computed using the straight-line method over an estimated useful life of generally three to seven years. Amortization expense recognized on acquired and software for internal use is reflected in depreciation and amortization in the condensed consolidated statements of operations. Amortization expense was $0.1 million and $0.1 million for the three-month periods ended September 30, 2023 and 2024, respectively. Amortization expense was $0.3 million and $0.3 million for the nine-month periods ended September 30, 2023 and 2024, respectively.

Amortization expense recognized on software to be sold or marketed externally was $0.8 million and $1.0 million for the three-month periods ended September 30, 2023 and 2024, respectively, and $2.0 million and $2.8 million for the nine-month periods ended September 30, 2023 and 2024, respectively, and is included in cost of revenues on the condensed consolidated statements of operations.

During the three-month period ended September 30, 2024, the qualitative assessment completed on the Company's long-lived assets indicated the existence of impairment triggers such that the Company would need to assess the undiscounted cash flows at the asset group level for recoverability. Based on the quantitative assessment performed, management concluded the assets were recoverable and no impairment charge was recorded. Refer to Note 5 - Goodwill and intangible assets for additional information.

Based on capitalized software assets at September 30, 2024, estimated amortization expense in future fiscal years is as follows (unaudited and in thousands):

Year ending December 31,	Acquired and internal use software	Software marketed for external use	Total
2024 (October - December)	$116	$1,093	$1,209
2025	435	4,177	4,612
2026	318	3,533	3,851
2027	28	2,308	2,336
2028	—	1,379	1,379
Thereafter	—	—	—
Total amortization	$897	$12,490	$13,387

Note 5. Goodwill and intangible assets

There was no change in the carrying amount of goodwill or intangible assets during the three-month and nine-month periods ended September 30, 2024 (unaudited).

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

During the three months ended September 30, 2024, the Company experienced a debt covenant breach and a decline in its market capitalization as a result of a sustained decrease in the trading price of the Company's shares, each which represented triggering events requiring management to perform a quantitative goodwill impairment test as of September 30, 2024. The Company engaged a third party valuation firm to assist in preparing the interim goodwill impairment valuations as of September 30, 2024.

For the assessment of goodwill, management determined it operates as one reporting unit and compared the fair value of its one reporting unit to its carrying value. Both an income and market approach were used in determining the fair value of its one reporting unit. The income approach, or discounted cash flow method, utilized the Company's current forecast based on management's estimates of revenue, expenses, capital expenditures and working capital projections. The residual value was captured utilizing the Gordon Growth method and the discount rate was determined based on the Company's weighted average cost of capital. The market approach used was the Guideline Public Company ("GPC") method which valued the Company based on trading multiples derived from publicly traded companies that are similar to the Company. The trailing-twelve-month, 2024 estimate and 2025 estimate enterprise value-to-revenue multiples were used to value the Company. Multiples were selected based on a review of the multiple indications derived from the GPCs and the comparable company multiples were reviewed for differences in growth prospects, profitability and risk profiles between the Company and the GPCs. Based on the results of the quantitative assessments, the fair value of the Company's one reporting unit was marginally in excess of its carrying value and the Company's goodwill was not impaired as of September 30, 2024. When estimating the future cash flows of the Company's one reporting unit, the Company generally assumed revenue in future years would increase with a return to normalized consumption levels across all product lines in the short-term, and future growth rates in line with the expected industry growth rate, and increased operating margins in future years would improve as a result of improved gross margins, mostly due to managing product costs and a reduction of excess and obsolete charges, along with reduced operating expenses as a result of the corporate restructurings and a continued emphasis on controlling discretionary spending. However, if overall market conditions deteriorate, the Company is unable to achieve its forecasted results, or the trading price of its shares continue to decline, future non-cash impairment charges may result which could be material.

The Company also considered its long-lived assets (including intangible assets with definite useful lives), which are amortized over their estimated useful lives. The Company engaged the same third party valuation firm used for the goodwill impairment assessment to assist with the interim long-lived asset recoverability test at September 30, 2024. These assets are reviewed for impairment only when facts or circumstances indicate that the carrying values may not be recoverable. The debt covenant breach as well as the decline in the Company's market capitalization driven by a sustained decrease in the trading price of the Company's shares each were considered to represent triggering events and the Company's long-lived assets were reviewed for impairment. Management concluded the asset group is at the same level as the Company's reporting unit, the primary asset of the asset group was determined to be the Company's customer relationships, with the remaining useful life of the customer relationships estimated to be approximately 61 months. The undiscounted cash flows of the asset group was estimated on a pre-tax basis over the life of the primary asset. Since the asset group constitutes a reporting unit or a business, a residual value was included to capture the approximate proceeds from the eventual disposition of the business. A terminal value approach was used to determine the residual value of the business. The carrying value of the asset group was determined to be the Company's invested capital less debt plus equity. The asset group's recoverability was determined by comparing the carrying value of the asset group to the sum of the undiscounted cash flows of the asset group. Based on the results of the quantitative assessment, the undiscounted cash flows were greater than the carrying value of the asset group, and the asset group was recoverable at September 30, 2024.

The Company will continue to monitor for potential impairment should these impairment indicators continue or new impairment indicators arise.

The useful life, gross carrying value, accumulated amortization, and net balance for each major class of definite-lived intangible assets at each balance sheet date were as follows (in thousands):

		December 31, 2023			September 30, 2024
					(unaudited)
	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Net balance

Customer relationships	5 to 18 years	$19,300	$(11,625)	$7,675	$19,300	$(12,749)	$6,551
Total		$19,300	$(11,625)	$7,675	$19,300	$(12,749)	$6,551

Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value at the end of their useful life. Intangible assets amortization expense was $0.4 million and $0.4 million for the three-month periods ended September 30, 2023 and 2024, respectively and $1.1 million and $1.1 million for the nine-month periods ended September 30, 2023 and 2024, respectively.

Based on capitalized intangible assets as of September 30, 2024, estimated amortization expense amounts in future fiscal years are as follows (unaudited and in thousands):

Year ending December 31,	Amortization
2024 (October - December)	$374
2025	1,498
2026	1,498
2027	1,498
2028	1,144
Thereafter	539
Total amortization	$6,551

Note 6. Debt

As of September 30, 2024, the Company had $22.8 million outstanding under its term loan facility and $45.0 million outstanding under its revolving credit facility. As of September 30, 2024, the Company has no availability left under its revolving credit facility (unaudited).

The following table reflects the current and noncurrent portions of the term loan and revolving credit facilities at December 31, 2023 and September 30, 2024 (in thousands):

	December 31,	September 30,
	2023	2024
		(unaudited)
Term loan facility	$25,406	$22,781
Revolving credit facility	—	45,000
Less: debt issuance costs on term loan facility	(294)	(204)
Total debt, net	25,112	67,577
Less: current portion of long-term debt	(3,281)	(67,781)
Current portion of debt issuance costs	95	204
Total long-term debt, net	$21,926	$—

As of December 31, 2023, the effective interest rate on the term loan facility was 7.69%. As of September 30, 2024, the effective interest rate on the term loan facility was 8.85% (unaudited). The increase in the effective interest rate is being driven mostly by the higher applicable margin as a result of the amendment completed on December 29, 2023.

The Company borrowed $45.0 million against its revolving credit facility during the first half of 2024 for working capital and normal operations. As of September 30, 2024, the weighted-average interest rate for borrowings outstanding under the revolving credit facility was 8.66% (unaudited).

As of September 30, 2024, the Company has made all required quarterly principal and interest payments.

Loan covenants and violations

The Company's credit agreement is subject to financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants. As of September 30, 2024, the Company was in compliance with its monthly liquidity covenant at each measurement date during the quarter. However, as of September 30, 2024, the Company was not in compliance with its quarterly consolidated EBITDA covenant. This non-payment event of default affords the bank the right to declare the amounts immediately due and payable on the outstanding term loan principal amount of $22.8 million and the outstanding revolving credit facility amount of $45.0 million. The Company is seeking a forbearance from Bank of America, as lender under the Amended Credit Agreement, and is working with the bank to address its noncompliance with the covenant. There can be no assurances that the bank will provide such an agreement and may declare a default and require immediate payment.

The term loan facility and revolving credit facility mature on November 17, 2026, however, the covenant violation gives the bank the right to require immediate payment of the outstanding amounts. Accordingly, the entire $22.8 million outstanding on the term loan facility and the $45.0 million outstanding under the revolving credit facility have been classified as current and included in Current portion of long-term debt, net on the condensed consolidated balance sheets as of September 30, 2024. Further, the $0.2 million of unamortized debt issuance costs associated with the term loan facility are classified as current and included in Current portion of long-term debt, net and $0.4 million of unamortized debt issuance costs associated with the revolving credit facility are classified as current and included in Other current assets on the condensed consolidated balance sheets as of September 30, 2024. If the bank requires immediate repayment of the outstanding term loan facility and revolving credit facility, the Company would be required to write-off these unamortized debt issuance costs upon extinguishment of the debt (unaudited).

Refer to Note 16. Subsequent events for disclosure of the Company's noncompliance with its monthly liquidity covenant as of October 31, 2024.

Interest expense

Net interest expense, including bank charges and amortization of debt issuance costs on the debt, was $0.6 million and $1.4 million for the three-month periods ended September 30, 2023 and 2024, respectively, and $1.8 million and $3.6 million for the nine-month periods ended September 30, 2023 and 2024, respectively (unaudited). The increase in interest expense is mostly due to the increase in the interest rate and applicable margin on the term loan facility and the addition of interest expense on the revolving credit facility.

Note 7. Employee benefit plans

The Company’s employee benefit plans currently consist of a retirement plan in the United States and a separate defined contribution plan in the UK. The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. employees that satisfy certain eligibility requirements, including requirements related to age and length of service, are eligible to participate in the Cambium Networks, Inc. 401(k) Plan. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. Under the Cambium Networks, Inc. 401(k) Plan, the Company matches 100% of employee contributions to the 401(k) plan up to a maximum amount of 4% of eligible wages, which matching contributions are subject to vesting in equal annual increments over two years of service. All contributions, including the Company match, are made in cash. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $0.3 million and $0.3 million for the three-month periods ended September 30, 2023 and 2024, respectively, and $1.2 million and $0.6 million for the nine-month periods ended September 30, 2023 and 2024, respectively (unaudited).

UK plan

UK employees who satisfy certain eligibility requirements are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan. Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% of eligible compensation and a company contribution rate of 5% of the employee’s basic salary. The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%. Company matching contributions vest immediately and employees are always vested in their own contributions. All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period. The total contributed by the Company under this plan was $0.1 million and $0.1 million for the three-month periods ended September 30, 2023 and 2024, respectively, and $0.3 million and $0.3 million for the nine-month periods ended September 30, 2023 and 2024, respectively (unaudited).

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

For the three-month periods ended September 30, 2023 and 2024, the Company recorded corresponding income tax benefits of $0.0 million and $0.0 million, respectively, and for the nine-month periods ended September 30, 2023 and 2024, the Company recorded corresponding income tax benefits of $0.1 million and $0.0 million, respectively (unaudited).

Share-based compensation

The following table shows total share-based compensation expense for the three-month and nine-month periods ended September 30, 2023 and 2024 (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Cost of revenues	$45	$52	$160	$136
Research and development	1,037	959	3,693	2,824
Sales and marketing	597	413	2,026	1,407
General and administrative	1,166	1,071	2,903	3,275
Total share-based compensation expense	$2,845	$2,495	$8,782	$7,642

Share options

The Company's time-based share options typically have a contractual term of ten years from grant date and typically vest over a four-year period. The Company recognizes compensation expense associated with its time-based share options on a straight-line basis over the requisite service period.

The following is a summary of option activity for the Company’s share incentive plans for the nine-month period ended September 30, 2024 (unaudited):

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2023	4,689,916	$11.98	7.5	$617,623
Options granted	1,475,625	$3.95	—	$—
Options exercised	—	$—	—	$—
Options expired	(212,954)	$14.35	—	$—
Options forfeited	(397,694)	$11.00	—	$—
Outstanding at September 30, 2024	5,554,893	$9.83	7.3	$—
Options exercisable at September 30, 2024	2,839,385	$13.05	5.5	$—
Options vested and expected to vest at September 30, 2024	5,442,283	$9.92

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. The Company utilized a forfeiture rate of 8.2% during the nine-month period ended September 30, 2024 for estimating the forfeitures of share options granted.

The fair value of share options is estimated using the following weighted-average assumptions (unaudited):

	Nine months ended September 30,
	2023	2024
Expected dividend yield	—	—
Risk-free interest rate	4.31%	4.38%
Weighted-average expected volatility	69.3%	76.7%
Expected term (in years)	5.74	5.80
Weighted average grant-date fair value per share of options granted	$5.73	$2.71

At September 30, 2024, there was $10.2 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested time-based share option awards. The unrecognized share-based compensation expense is expected to be recognized through the second quarter of 2028 (unaudited).

Restricted shares

The Company's time-based RSUs typically vest over a four-year period. The Company recognizes compensation expense associated with its time-based RSUs on a straight-line basis over the four-year requisite service period.

The following is a summary of restricted shares activity for the Company’s share incentive plan for the nine-month period ended September 30, 2024 (unaudited):

	Units	Weighted average grant date fair value
RSU balance at December 31, 2023 [1]	556,340	$16.92
RSUs granted	1,029,920	$3.04
RSUs vested	(138,803)	$21.05
RSUs forfeited [1]	(135,810)	$14.18
RSU balance at September 30, 2024 [1]	1,311,647	$5.87

1 Includes time-based RSUs and the performance-based RSUs for which a grant date has been established, as described below.

Of the 138,803 RSUs vested, the Company withheld 11,551 of those shares to pay the employees’ portion of the minimum payroll withholding taxes.

The fair value of the RSUs is based on the fair value of the Company's ordinary shares on the grant date. The Company utilized a forfeiture rate of 8.2% during the nine-month period ended September 30, 2024 for estimating the forfeitures of RSUs granted.

As of September 30, 2024, there was $6.0 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested time-based restricted share units. The unrecognized compensation expense is expected to be recognized through the third quarter of 2028 (unaudited).

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

For performance-based awards that vest during the First Performance Period, the Company's Compensation Committee retained the ability to modify the applicable adjusted earnings per share metric. Due to this discretion, the Company determined that the grantee does not have a mutual understanding of the key terms and conditions of the performance-based awards in the First Performance Period, and a grant date will not exist until the Compensation Committee approves the adjusted earnings per share metric for the First Performance Period. On January 29, 2024, the Compensation Committee determined the performance goals for the First Performance Period were not achieved and the total potential shares of 62,500 RSUs were forfeited (unaudited).

Unlike the performance-based awards in the First Performance Period, the Compensation Committee does not have the discretion to modify the applicable adjusted earnings per share metric for performance-based awards that vest during the Second Performance Period. As such, a mutual understanding of the key terms and conditions, and thus a grant date, exists on the date that the performance-based awards are issued by the Company. As of September 30, 2024, based on the total potential shares that could be earned, there were 37,500 RSUs granted. A grant date fair value was established, and the weighted average grant date fair values calculated in the above tables include these performance-based RSUs. The Company has not recognized any compensation expense on these performance-based awards since the achievement of the performance goal is not probable. As of September 30, 2024, there was $0.5 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to these unvested performance-based share awards for the Second Performance Period, which will be recognized over the requisite service period from January 1, 2024 through the first quarter of 2025 if it is probable that the adjusted earnings per share metric will be achieved (unaudited).

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”). The ESPP was effective on June 25, 2019, and the initial offering period of six months commenced on January 1, 2021. The current offering period of six months commenced on July 1, 2024 and runs through December 31, 2024. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s ordinary shares on the first trading day of the offering period and the purchase date. The ESPP includes an annual increase to the shares available for sale on the first day of each fiscal year beginning in 2020, equal to the lesser of 275,000 shares, 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The Company registered 275,000 additional shares on March 18, 2024.

For the three-month periods ended September 30, 2023 and 2024, the Company recognized $0.2 million and $0.1 million, respectively, of share-based compensation expense related to the ESPP. For the nine-month periods ended September 30, 2023 and 2024, the Company recognized $0.7 million and $0.5 million, respectively, of share-based compensation expense related to the ESPP. There were 88,290 shares issued under the ESPP during the three-month and nine-month periods ended September 30, 2023. There were 279,403 shares issued under the ESPP during the three-month and nine-month periods ended September 30, 2024 (unaudited).

Note 9. Loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted net earnings per share is computed using the treasury method by giving effect to all potentially dilutive ordinary share equivalents outstanding for the period. For purposes of this calculation, share options, RSUs, and ESPP awards are considered to be ordinary share equivalents but are excluded from the calculation of diluted earnings per share when including them would have an anti-dilutive effect. Performance-based share awards are only included in the calculation of diluted earnings per share if the performance metric would have been achieved as of September 30, 2024 if that had been the end of the contingency period. The following table sets forth the computation of basic and diluted net earnings per share (unaudited and in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator:
Net loss	$(26,200)	$(9,676)	$(24,566)	$(45,266)
Denominator:
Basic weighted average shares outstanding	27,619,281	28,217,453	27,465,353	27,990,835
Dilutive effect of share option awards	—	—	—	—
Dilutive effect of restricted share units and restricted share awards	—	—	—	—
Dilutive effect of employee share purchase plan	—	—	—	—
Diluted weighted average shares outstanding	27,619,281	28,217,453	27,465,353	27,990,835
Net loss per share, basic	$(0.95)	$(0.34)	$(0.89)	$(1.62)
Net loss per share, diluted	$(0.95)	$(0.34)	$(0.89)	$(1.62)

In the computation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2023, 3,641,637 ordinary share equivalents and 1,753,142 ordinary share equivalents, respectively, were excluded because their inclusion would have been antidilutive. In the computation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2024, the Company did not include any share equivalents because their inclusion would have been antidilutive (unaudited).

Note 10. Income taxes

The Company’s provision for income taxes at September 30, 2023 is based upon the estimated annual tax rate for the year applied to federal, state and foreign income. Due to forecasting uncertainty for 2024, the Company's provision for income taxes at September 30, 2024 is based on the 9-month year-to-date actual results. The Company recorded a provision for income taxes of $3.4 million for the three-month period ended September 30, 2023 and a provision for income taxes of $0.2 million for the three-month period ended September 30, 2024, with an effective tax rate of (15.0)% and (2.2)%, respectively. In the three-month period ended September 30, 2023, the Company's effective tax rate of (15.0)% was different from the statutory rate of 21.0%, primarily due to establishment of a valuation allowance on the net deferred tax assets of the UK company, net of tax benefit on Foreign Derived Intangible Income, tax benefit arising on US Research and Development tax credits, and changes to the excess tax benefits on share-based compensation. For the three-month period ended September 30, 2024, the Company’s effective tax rate of (2.2)% was different from the statutory rate of 21.0%, primarily due to an increase in the valuation allowance on the net deferred tax assets of the UK company, maintaining a full valuation allowance on the net UK deferred tax assets.

In the nine-month periods ended September 30, 2023 and 2024, the Company recorded a tax provision of $3.3 million and tax provision of $0.5 million, respectively, with an effective income tax rate of (15.3)% and (1.0)%, respectively. For the nine-month period ended September 30, 2023, the effective income tax rate of (15.3)% was different from the statutory rate of 21.0%, primarily due to the establishment of a valuation allowance on the net deferred tax assets on the UK company, net of tax benefit on Foreign Derived Intangible Income, tax benefits arising on US Research and Development tax credits, and changes to the excess tax benefits on share-based compensation. For the nine-month period ended September 30, 2024, the effective income tax rate of (1.0)% was different from the statutory rate of 21.0%, primarily due to the implementation of a tax method change in the U.S. related to the tax capitalization of the Company's research and development expenditures, resulting in a provision-to-return impact, and a corresponding reduction in the required U.S. valuation allowance, while also including in the period an increase in the valuation allowance on the net deferred tax assets of the UK company, maintaining a full valuation allowance on the net UK deferred tax assets.

The Company increased the valuation allowance based on the analysis of cumulative income and loss positions, future income projections, and operating plans. The UK net deferred tax assets at December 31, 2023 were comprised primarily of NOL carryforwards, corporate interest restriction carryforwards and acquired intangibles, amounting to $23.6 million, fully reserving the UK net deferred tax assets. The UK valuation allowance increased during the three-month and nine-month periods ended September 30, 2024 by $2.8 million and $12.2 million, respectively, for a total valuation allowance at September 30, 2024 of $35.8 million, fully reserving the UK net deferred tax assets.

The U.S. net deferred tax assets at December 31, 2023 were comprised primarily of capitalized research costs and share-based compensation, amounting to $15.8 million. The U.S. net deferred tax assets decreased during the three-month and nine-month periods ended September 30, 2024 by $0.5 million and $3.7 million, respectively, as a result of the tax method change referenced above, the Company began deducting a significant portion of its previously capitalized research and development expenditures for tax purposes, which reduced the total U.S. net deferred tax assets at September 30, 2024 of $8.4 million. The U.S. partial valuation allowance at December 31, 2023 was $12.1 million. The U.S. valuation allowance decreased during the three-month and nine-month periods ended September 30, 2024 by $0.5 million and $7.4 million, respectively, for a total valuation allowance at September 30, 2024 of $8.4 million, fully reserving the U.S. net deferred tax assets.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized or not. A significant piece of objective evidence evaluated is the cumulative income or loss incurred over the three-year period ended September 30, 2024 and whether the Company projects a loss for the current year ending December 31, 2024. Management assesses all the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets before they otherwise expire. The Company considers projected future taxable income, reversing taxable temporary differences, carryback opportunities, and prudent tax-planning strategies in making this assessment. The Company is in a cumulative loss position on a consolidated basis, and therefore, the Company considered this as negative evidence in evaluating the realizability of deferred tax assets of the U.S., even if the U.S. is not in a cumulative loss position. However, because the cumulative losses in the UK in recent periods are a significant piece of objective negative evidence that limits the Company's ability to consider certain criteria of subjective positive evidence such as projections for future growth. The ultimate realization of deferred tax assets of the U.S. company is dependent upon the generation of future taxable income in the UK during the period in which those temporary differences are deductible. The amount of the deferred tax asset considered realizable will be adjusted in future periods as necessary based on the reversal pattern of deferred balances and the actual taxable income in the UK and U.S. during the carryforward period, as well as any relevant new facts to be considered.

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

Amended credit agreement

Our Amended Credit Agreement contains customary provisions with respect to the consequences of a “Default” or “Event of Default” as defined therein, including a restriction on the ability to access further borrowings as well as other customary rights and remedies available to the lender upon a Default or Event of Default. These include the ability to impose a default rate interest rate, prohibiting us from reinvesting asset sale proceeds, limiting repayment of intercompany debt and investment in non-loan party subsidiaries, limiting acquisitions, certain asset sales and assumption of indebtedness, and acceleration of the outstanding obligations and exercise of other remedies under the Amended Credit Agreement, among other customary restrictions.

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

Shareholder lawsuit

On May 22, 2024, a putative shareholder class action complaint was filed in the United States District Court for the Northern District of Illinois (Hamby v. Cambium Networks Corporation et al, Case No. 1:24-cv-04240) against us and three of our current or former officers. The complaint purports to assert claims under Section 10(b) of the Exchange Act, Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our ordinary shares between May 8, 2023 and January 18, 2024, or the Class Period. The complaint alleges that, during the Class Period, the Company and certain of its executive officers made false and misleading statements and failed to disclose material adverse facts about its business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek damages in an unspecified amount. On July 22, 2024, motions were filed on behalf of purported class member shareholders seeking to serve as lead plaintiff. On October 21, 2024, the court approved the appointment of a lead plaintiff, an amended complaint is expected to be filed by December 4, 2024. This litigation is in its early stages and the Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this claim.

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

Disaggregation of revenues

Revenues by product category were as follows (unaudited and in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2024		2023		2024
Point-to-Multi-Point	$23,596	55%	$17,999	41%	$72,622	40%	$57,067	43%
Point-to-Point	15,809	37%	9,347	21%	58,891	33%	37,414	28%
Enterprise	2,499	6%	15,160	35%	44,575	25%	33,633	26%
Other	1,142	2%	1,220	3%	3,901	2%	3,895	3%
Total Revenues	$43,046	100%	$43,726	100%	$179,989	100%	$132,009	100%

The Company’s products are predominately sold through third-party distributors and distributed through a third-party logistics provider with facilities in the United States, Netherlands and Vietnam. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations specified by its distributor customers.

Revenues by geography were as follows (unaudited and in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2024		2023		2024
North America	$17,768	42%	$21,300	49%	$104,887	57%	$66,996	51%
Europe, Middle East and Africa	14,274	33%	12,200	28%	40,751	23%	35,613	27%
Caribbean and Latin America	5,726	13%	5,902	13%	15,426	9%	16,100	12%
Asia Pacific	5,278	12%	4,324	10%	18,925	11%	13,300	10%
Total Revenues	$43,046	100%	$43,726	100%	$179,989	100%	$132,009	100%

Contract balances

The following table summarizes contract balances as of December 31, 2023 and September 30, 2024 (in thousands):

	December 31, 2023	September 30, 2024
		(unaudited)
Trade accounts receivable, net of allowance for credit losses	$63,656	$57,138
Deferred revenue - current	8,765	8,967
Deferred revenue - noncurrent	10,473	11,761
Refund liability	8,723	7,050

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

The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables. The Company’s standard credit terms with its customers are generally net 30 to 60 days. The Company had one customer representing more than 10% of trade receivables at December 31, 2023 and one customer representing more than 10% of trade receivables at September 30, 2024.

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of December 31, 2023, deferred revenue (current and noncurrent) of $19.2 million represents the Company’s remaining performance obligations, of which $8.8 million is expected to be recognized within one year, with the remainder to be recognized thereafter. As of September 30, 2024, deferred revenue (current and noncurrent) of $20.7 million represents the Company’s remaining performance obligations, of which $9.0 million is expected to be recognized within one year, with the remainder to be recognized thereafter (unaudited).

Revenue recognized during the three-month period ended September 30, 2024 which was previously included in deferred revenues as of December 31, 2023 was $1.9 million, compared to $1.8 million of revenue recognized during the three-month period ended September 30, 2023, which was previously included in deferred revenues as of December 31, 2022. Revenue recognized during the nine-month period ended September 30, 2024 which was previously included in deferred revenues as of December 31, 2023 was $7.0 million, compared to $7.3 million of revenue recognized during the nine-month period ended September 30, 2023, which was previously included in deferred revenues as of December 31, 2022 (unaudited).

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

For the three-month and nine-month periods ended September 30, 2023, the Company incurred $0.5 million and $0.6 million, respectively, of related party transactions with its majority shareholder, Vector Capital Management, for reimbursement of expenses and management advisory fees, of which $0.5 million is outstanding at September 30, 2023. Of the amount outstanding at September 30, 2023, $0.3 million is included in Accounts payable and $0.2 million is included in Accrued liabilities in the Company's condensed consolidated balance sheets. For the three-month and nine-month periods ended September 30, 2024, the Company did not have any material related party transactions to disclose. Transactions with Vector Capital Management are included in general and administrative expenses in the condensed consolidated statements of operations, Accounts payable or Accrued liabilities in the condensed consolidated balance sheets and payments made to Vector Capital are included in Accounts payable in the condensed consolidated statements of cash flows (unaudited).

Note 15. Restructuring

In 2023, the Company announced and initiated two corporate cost reductions plans, the first in August 2023 and the second in November 2023, to better align Cambium's cost structure with current economic conditions and position the Company to achieve near-term and long-term targets to maintain profitability, improve cash flow and maintain a strong balance sheet.

Under the August 2023 restructuring plan, the Company expected and incurred $1.0 million of costs in the three-month period ended September 30, 2023. These costs were all paid by December 31, 2023, and the restructuring plan was completed.

Under the November 2023 restructuring plan, the Company expects to incur between $1.5 - $2.5 million of costs, consisting mostly of one-time involuntary employee termination costs. Cost reductions under the November 2023 plan began in the fourth quarter of 2023 and are expected to be complete and all costs incurred by the end of 2024. For the three month-period ended December 31, 2023, the Company incurred $1.2 million of costs, of which $0.8 million was paid by December 31, 2023. As of December 31, 2023, the Company had a restructuring liability of $0.4 million which was included in Accrued liabilities on the Company's consolidated balance sheet.

During the three-month and nine-month periods ended September 30, 2024, the Company incurred additional restructuring charges under the November 2023 plan of approximately $0.6 million and $1.1 million, respectively, and is included in cost of revenues and all operating expense lines in the Company's condensed consolidated statements of operations. Through September 30, 2024, the Company paid $1.1 million, which consists of the $0.4 million outstanding at December 31, 2023 plus an additional $0.7 million of the costs incurred during the nine month period ended September 30, 2024. As of September 30, 2024, the Company has a restructuring liability of $0.3 million, which is included in Accrued liabilities in the Company's condensed consolidated balance sheet and is expected to be paid by the fourth quarter of 2024 (unaudited).

The following table reflects the restructuring liability activity for the nine-month period ended September 30, 2024 under the November 2023 restructuring plan (unaudited and in thousands):

Restructuring liability at December 31, 2023	$363
Restructuring charges	1,068
Costs paid	(1,102)
Restructuring liability at September 30, 2024	$329

Note 16. Subsequent events

As of October 31, 2024, the Company was not in compliance with its monthly liquidity covenant under its Amended Credit Agreement with Bank of America. As disclosed in Note 1. Business and significant accounting policies, the Company is currently seeking a forbearance from Bank of America and is working with the bank to address its noncompliance with the covenant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes thereto of Cambium Networks Corporation (“Cambium”, “we”, “our”, or “us”) included elsewhere in this Quarterly Report on Form 10-Q and with the financial statements and related notes and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed March 15, 2024. Results for the three-month and nine-month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Cambium Networks is a global technology company that designs, develops, and manufactures fixed wireless and PON/XGSPON based broadband, Wi-Fi, and local area networking (LAN) switching infrastructure, and security gateway solutions for a wide range of applications, including broadband access, wireless backhaul, Internet of Things (IoT), public safety communications, and Wi-Fi access for commercial use cases. Our products enable service providers, enterprises, industrial organizations, and governments to deliver exceptional digital experiences and device connectivity, with compelling economics. Our ONE network platform simplifies the management of Cambium Networks' wired and wireless technologies. Our product lines fall into three broad, interrelated categories: Fixed Wireless & fiber Broadband (FWB), Enterprise networking, and Subscription and Services. The FWB portfolio spans point-to-point (PTP) and point-to-multi-point (PMP) architectures over multiple standards, and frequency bands, including licensed, unlicensed, and lightly licensed spectrum, and fiber products. During 2024, both our ePMP4600 and PMP 450v platforms received FCC approval to operate in the recently released 6 GHz band in conjunction with our approved Automated Frequency Coordination (AFC) service.

The Enterprise portfolio includes a complete range of indoor and outdoor Wi-Fi access points, indoor and hardened copper and optical based ethernet switches, and security gateway and software-defined wide area network (SD-WAN) devices. During 2024, we introduced our first Wi-Fi 7 access point, the XV7-35X, which will be complemented with a broad range of indoor and outdoor Wi-Fi 7 solutions in the coming months as the industry transition occurs.

The Subscription and Services portfolio includes network planning and design, and cloud or on-premises network management and control solutions. The latter capability, delivered through subscription to cnMaestro™ X, forms the foundation of our ONE Network, a cloud-based network management architecture that allows users to remotely configure, monitor, and manage their wired and wireless network. It provides a single, centralized view of all Cambium Network devices, and real-time performance and usage data, allowing users to control and optimize network configuration and settings. Advanced services offered in conjunction with this platform include application visibility and control, which is used to optimize end-user experiences; and "Assurance" which allows network administrators the ability to rapidly troubleshoot network issues using AI-powered root cause analysis with proactive resolution, ensuring service level agreements are met and preventing client impact. The integrated security gateway and SD-WAN for small and medium businesses may also be associated with a subscription for network security services.

Trends impacting our business

The level of inventory across the industry along with macroeconomic factors such as higher interest rates, which impact private sector capital investment, and concerns about a global economic slowdown have resulted in softened demand for our products and services. We continue to see a high level of competition in our industry due to slower demand and aggressive pricing. We believe that this will continue to negatively impact revenues for the remainder of 2024. We may continue to have ongoing risks of technology shifts that could result in any increased inventory becoming obsolete before it is deployed. We also continue to work closely with our contract manufacturers and supply chain partners to balance production to market demand.

Revenues from our Enterprise products are beginning to rebound over 2023 and we expect continued improvement during the remainder of 2024. Revenues in our PTP business declined due to fewer defense projects coming to fruition in North America. Revenues in our PMP business remained relatively flat from the second quarter of 2024, which is expected to continue as sales of Cambium's 6 GHz products slowly ramp, a decrease in back-log from distributors and continued economic headwinds.

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

As of September 30, 2024, we have made all required principal and interest payment obligations under our Amended Credit Agreement with Bank of America. We were in compliance with our monthly liquidity covenant for all measurement periods through September 30, 2024. However, as of September 30, 2024, we were not in compliance with our quarterly EBITDA covenant under our Amended Credit Agreement, and we were not in compliance with our monthly liquidity covenant as of October 31, 2024. Such defaults would afford the lenders thereunder the right to declare the amounts outstanding thereunder immediately due and payable, and we may not be able to obtain a forbearance or waiver of the defaults or otherwise refinance such indebtedness, if required. If Bank of America were to accelerate the maturity of our indebtedness under the Amended Credit Agreement, there is substantial uncertainty we would be able to secure capital resources to repay the amounts due. We are seeking a forbearance from the bank and are working with the bank to address our noncompliance with the covenant. Refer to Note 6. Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

We are actively taking actions to improve our profitability and continue to focus on operating efficiency and reducing discretionary spending, deferring capital expenditures and implementing cost reductions to align our cost structure with current and expected revenue levels and sales of excess inventory. We believe these actions, together with our existing cash balances, provide us with the financial flexibility needed to meet our obligations as they come due over the next twelve months, so long as our lenders under the Amended Credit Agreement do not accelerate the maturity of our indebtedness under the Amended Credit Agreement. However, this conclusion depends in part on the bank not accelerating the maturity of our debt, our expectations regarding macro-conditions in the markets in which we compete, customer acceptance and purchases of our products, buying decisions by our distributors and other factors that are not within our control. Should Bank of America declare the amounts outstanding under the Amended Credit Agreement to be immediately due and payable, we may not be able to refinance such indebtedness. If Bank of America were to accelerate the maturity of our indebtedness under the Amended Credit Agreement, there is substantial uncertainty we will be able to secure capital resources to repay the amounts due.

Financial results for the three-month period ended September 30, 2024

•
Total revenue was $43.7 million, an increase of 1.6% year-over-year
•
Gross margin was 39.9%
•
Total costs of revenues and operating expenses were $51.8 million
•
Operating loss was $8.1 million
•
Net loss was $9.7 million

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

Cost of revenues and gross profit

Our cost of revenues is comprised primarily of the costs of procuring finished goods from our third-party manufacturers, third-party logistics and warehousing provider costs, freight costs and warranty costs. We outsource our manufacturing to third-party manufacturers located primarily in Mexico, Thailand, Israel and Taiwan. Cost of revenues also includes costs associated with supply operations, including personnel related costs and allocated overhead costs, provision for excess and obsolete inventory and loss on supplier commitment expense, third-party license costs and third-party costs related to services we provide. Cost of revenues also includes amortization of capitalized software development costs associated with products marketed to be sold.

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

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2024	2023	2024
Statements of Operations Data:
Revenues	$43,046	$43,726	$179,989	$132,009
Cost of revenues	32,087	26,281	100,128	91,469
Gross profit	10,959	17,445	79,861	40,540
Operating expenses
Research and development	13,151	9,275	40,421	29,223
Sales and marketing	9,675	8,398	32,873	27,825
General and administrative	8,688	6,149	21,191	19,647
Depreciation and amortization	1,545	1,682	4,614	4,984
Total operating expenses	33,059	25,504	99,099	81,679
Operating loss	(22,100)	(8,059)	(19,238)	(41,139)
Interest expense, net	620	1,403	1,796	3,588
Other expense, net	63	8	281	70
Loss before income taxes	(22,783)	(9,470)	(21,315)	(44,797)
Provision for income taxes	3,417	206	3,251	469
Net loss	$(26,200)	$(9,676)	$(24,566)	$(45,266)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	74.5%	60.1%	55.6%	69.3%
Gross margin	25.5%	39.9%	44.4%	30.7%
Operating expenses
Research and development	30.6%	21.2%	22.5%	22.1%
Sales and marketing	22.5%	19.2%	18.3%	21.1%
General and administrative	20.2%	14.1%	11.8%	14.9%
Depreciation and amortization	3.6%	3.8%	2.5%	3.8%
Total operating expenses	76.9%	58.3%	55.1%	61.9%
Operating loss	(51.3)%	(18.4)%	(10.7)%	(31.2)%
Interest expense, net	1.4%	3.2%	1.0%	2.7%
Other expense, net	0.2%	0.0%	0.2%	(0.0)%
Loss before income taxes	(52.9)%	(21.6)%	(11.8)%	(33.9)%
Provision for income taxes	7.9%	0.5%	1.8%	0.4%
Net loss	(60.9)%	(22.1)%	(13.6)%	(34.3)%

Comparison of three-month period ended September 30, 2023 to the three-month period ended September 30, 2024

Revenues

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2024	$	%
Revenues	$43,046	$43,726	$680	1.6%

Revenues increased $0.7 million, or 1.6%, to $43.7 million for the three-month period ended September 30, 2024, from $43.0 million for the three-month period ended September 30, 2023, with the largest increase in our Enterprise product category driven by higher Wi-Fi and switching product revenues. This increase was offset by decreased revenues in our point-to-point and point-to-multi-point product categories, mostly driven by lower demand.

Revenues by product category

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2024	$	%
Point-to-Multi-Point	$23,596	$17,999	$(5,597)	(23.7)%
Point-to-Point	15,809	9,347	(6,462)	(40.9)%
Enterprise	2,499	15,160	12,661	506.6%
Other	1,142	1,220	78	6.8%
Total revenues by product category	$43,046	$43,726	$680	1.6%

Point-to-Multi-Point

Our PMP product revenues decreased $5.6 million, or 23.7%, from the three-month period ended September 30, 2023 to 2024. The decrease in point-to-multi-point revenues was driven by lower revenues in Europe, Middle East, Africa, mostly due to lower demand, partially offset by higher revenues in North America, mostly due to higher demand.

Point-to-Point

PTP product revenues decreased $6.5 million, or 40.9%, from the three-month period ended September 30, 2023 to 2024 mostly driven by lower demand for defense products across all regions.

Enterprise

Enterprise product revenues increased $12.7 million, or 506.6%, from the three-month period ended September 30, 2023 to 2024. Enterprise revenues increased in all regions except Asia Pacific, with the largest increase in Europe, Middle East, Africa. Enterprise product revenues increased mostly for Wi-Fi 6 and switching products as channel inventory levels are decreasing and distributors are restocking.

Revenues by geography

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2024	$	%
North America	$17,768	$21,300	$3,532	19.9%
Europe, Middle East, Africa	14,274	12,200	(2,074)	(14.5)%
Caribbean and Latin America	5,726	5,902	176	3.1%
Asia Pacific	5,278	4,324	(954)	(18.1)%
Total revenues by geography	$43,046	$43,726	$680	1.6%

Revenues increased in North America and Caribbean and Latin America with decreases in Europe, Middle East, Africa and Asia Pacific from the three-month period ended September 30, 2023 to September 30, 2024. North America revenues increased $3.5 million, or 19.9%, with the largest increase in enterprise revenues on higher demand for Wi-Fi 6 products along with increased PMP revenues on higher demand for 60 GHz products, partially offset by lower PTP product revenues due to lower demand for defense products. Europe, Middle East, Africa revenues decreased by $2.1 million, or 14.5%, mostly driven by decreased PMP product revenues due to lower demand for 28 GHz products and decreased PTP product revenues due lower demand for defense products, partially offset by increased enterprise product revenues due to higher demand for Wi-Fi 6 and switching products. Caribbean and Latin America revenues increased $0.2 million, or 3.1%, mostly driven by higher enterprise product revenues, offset by lower PTP and PMP product revenues. Asia Pacific revenues decreased $1.0 million, or 18.1%, mostly driven by decreased PTP and PMP product revenues, both due to lower demand.

Cost of revenues and gross margin

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2024	$	%
Cost of revenues	$32,087	$26,281	$(5,806)	(18.1)%
Gross margin	25.5%	39.9%		1440 bps

Cost of revenues decreased $5.8 million, or 18.1%, to $26.3 million for the three-month period ended September 30, 2024 from $32.1 million for the three-month period ended September 30, 2023. The decrease in cost of revenues was primarily driven by a $3.9 million decrease in excess and obsolescence reserve and $0.2 million decrease in loss on supplier commitment recorded in the three-month period ended September 30, 2024. Cost of revenues also decreased due to lower freight-in costs and lower production costs.

Gross margin increased to 39.9% for the three-month period ended September 30, 2024 from 25.5% for the three-month period ended September 30, 2023. The increase primarily reflects the impact from the decrease in our excess and obsolescence reserve and loss on supplier commitment expense, along with the lower freight-in and production costs.

Operating expenses

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2024	$	%
Research and development	$13,151	$9,275	$(3,876)	(29.5)%
Sales and marketing	9,675	8,398	(1,277)	(13.2)%
General and administrative	8,688	6,149	(2,539)	(29.2)%
Depreciation and amortization	1,545	1,682	137	8.9%
Total operating expenses	$33,059	$25,504	$(7,555)	(22.9)%

Research and development

Research and development expense decreased $3.9 million, or 29.5% to $9.3 million for the three-month period ended September 30, 2024 from $13.2 million for the three-month period ended September 30, 2023. The decrease in research and development expense was primarily due to $1.6 million lower staff-related costs, mostly due to a reduction in headcount from restructuring activities, $1.0 million lower engineering materials spend and $0.8 million lower outside contractor spend due to the restructuring actions implemented in 2023 and streamlining projects and $0.6 million lower restructuring and nonrecurring fees due to restructuring activities undertaken in the third quarter of 2023 that did not repeat.

Sales and marketing

Sales and marketing expense decreased $1.3 million, or 13.2%, to $8.4 million for the three-month period ended September 30, 2024 from $9.7 million for the three-month period ended September 30, 2023. The decrease in sales and marketing expense was primarily due to $0.6 million lower staff-related costs, mostly due to a reduction in headcount from restructuring activities in 2023 offset by new hires in 2024, $0.2 million lower share-based compensation expense, $0.2 million lower outside contractor spend, $0.2 million lower other outside services and $0.1 million lower restructuring expenses due to restructuring activities undertaken in the third quarter of 2023 that did not repeat in 2024.

General and administrative

General and administrative expense decreased $2.5 million, or 29.2%, to $6.1 million for the three-month period ended September 30, 2024 from $8.7 million for the three-month period ended September 30, 2023. The decrease in general and administrative expense was primarily due to $1.5 million of nonrecurring expenses incurred in the third quarter of 2023 related to the Chief Executive Officer transition that did not repeat in 2024, $0.3 lower staff-related costs due to lower headcount, $0.3 million lower professional fees, $0.2 million lower audit and tax fees and $0.2 million reduction of bad debt expense.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.1 million from the three-month period ended September 30, 2023 to the three-month period ended September 30, 2024. This increase is mostly driven by the amortization of leasehold improvements related to the new Hoffman Estates office.

Interest expense, net

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2024	$	%
Interest expense, net	$620	$1,403	$783	126.3%

Interest expense increased $0.8 million, or 126.3%, to $1.4 million for the three-month period ended September 30, 2024 from $0.6 million for the three-month period ended September 30, 2023. The increase was primarily due to an increase in the interest rate on the term loan and the addition of interest on the revolving credit facility, partially offset by an increase in interest income.

Other expense, net

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2024	$	%
Other expense, net	$63	$8	$(55)	(87.3)%

Other expense, net decreased from expense of $0.1 million for the three-month period ended September 30, 2023 to $0.0 million for the three-month period ended September 30, 2024, primarily due to foreign currency fluctuations.

Provision for income taxes

	Three Months Ended September 30,		Change
(dollars in thousands)	2023	2024	$	%
Provision for income taxes	$3,417	$206	$(3,211)	(94.0)%
Effective income tax rate	(15.0)%	(2.2)%

Our provision for income taxes at September 30, 2023 was based upon the estimated annual tax rate for the year, applied to federal, state and foreign income. Due to forecasting uncertainty for 2024, our provision for income taxes at September 30, 2024 is based on 9-month year-to-date actual results. Our provision for income taxes was $0.2 million for the three-month period ended September 30, 2024 versus a provision for income taxes of $3.4 million for the three-month period ended September 30, 2023. The effective income tax rates were (2.2)% and (15.0)% over the same periods, respectively. In the three-month period ended September 30, 2023, the effective tax rate of (15.0)% was different from the statutory rate of 21.0% primarily due to the establishment of a valuation allowance on the net deferred tax assets on the UK company, net of tax benefits on Foreign Derived Intangible Income, tax benefit arising on U.S. Research and Development tax credits, and changes to the excess tax benefits on share-based compensation. For the three-month period ended September 30, 2024, our effective tax rate of (2.2)% was different from the statutory rate of 21.0%, primarily due to an increase in the valuation allowance on the net deferred tax assets of the UK company, maintaining a full valuation allowance on the net UK deferred tax assets.

Comparison of nine-month period ended September 30, 2023 to the nine-month period ended September 30, 2024

Revenues

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2024	$	%
Revenues	$179,989	$132,009	$(47,980)	(26.7)%

Revenues decreased $48.0 million, or 26.7%, to $132.0 million for the nine-month period ended September 30, 2024, from $180.0 million for the nine-month period ended September 30, 2023, with the largest decrease in our point-to-point product category driven by decreased defense orders. Revenues also decreased in our point-to-multi-point product category driven by lower demand from service providers and in our enterprise product category due to lower order volumes from distributors.

Revenues by product category

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2024	$	%
Point-to-Multi-Point	$72,622	$57,067	$(15,555)	(21.4)%
Point-to-Point	58,891	37,414	(21,477)	(36.5)%
Enterprise	44,575	33,633	(10,942)	(24.5)%
Other	3,901	3,895	(6)	(0.2)%
Total revenues by product category	$179,989	$132,009	$(47,980)	(26.7)%

Point-to-Multi-Point

Our PMP product revenues decreased $15.6 million, or 21.4%, from the nine-month period ended September 30, 2023 to 2024. The decrease in our point-to-multi-point product revenues was driven by lower demand from service providers mostly in North America and Europe, Middle East, Asia.

Point-to-Point

PTP product revenues decreased $21.5 million, or 36.5%, from the nine-month period ended September 30, 2023 to 2024 mostly driven by lower demand for defense products in North America and for PTP backhaul in Asia Pacific.

Enterprise

Enterprise product revenues decreased $10.9 million, or 24.5%, from the nine-month period ended September 30, 2023 to 2024. Enterprise revenues decreased in North America and Asia Pacific and increased in Europe, Middle East, Africa, and Caribbean and Latin America. Enterprise product revenues are improving, but the first half of 2024 was impacted by higher channel inventories.

Revenues by geography

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2024	$	%
North America	$104,887	$66,996	$(37,891)	(36.1)%
Europe, Middle East, Africa	40,751	35,613	(5,138)	(12.6)%
Caribbean and Latin America	15,426	16,100	674	4.4%
Asia Pacific	18,925	13,300	(5,625)	(29.7)%
Total revenues by geography	$179,989	$132,009	$(47,980)	(26.7)%

Revenues decreased in all regions except Caribbean and Latin America from the nine-month period ended September 30, 2023 to September 30, 2024. North America revenues decreased $37.9 million, or 36.1%, with the largest decrease in PTP product revenues due to lower demand for defense, decreased enterprise product revenues during the first half of 2024 due to lower demand for Wi-Fi 6 and switching products and decreased PMP product revenues due to lower demand from service providers. Europe, Middle East, Africa revenues decreased by $5.1 million, or 12.6%, mostly driven by decreased PMP and PTP product revenues driven by lower demand, partially offset by increased enterprise product revenues. Caribbean and Latin America revenues increased $0.7 million, or 4.4%, mostly driven by increased enterprise and PMP product revenues, partially offset by lower PTP product revenues. Asia Pacific revenues decreased $5.6 million, or 29.7%, mostly driven by decreased revenues across all product lines, mostly due to lower demand.

Cost of revenues and gross margin

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2024	$	%
Cost of revenues	$100,128	$91,469	$(8,659)	(8.6)%
Gross margin	44.4%	30.7%		(1370) bps

Cost of revenues decreased $8.7 million, or 8.6% to $91.5 million for the nine-month period ended September 30, 2024 from $100.1 million for the nine-month period ended September 30, 2023. The decrease in cost of revenues was primarily due to decreased revenues, but was offset by $9.3 million provision for excess and obsolescence recorded in the nine-month period ended September 30, 2024, a $3.2 million increase from the nine-month period ended September 30, 2023 and $6.4 million loss on supplier commitment recorded in the nine-month period ended September 30, 2024, a $4.3 million increase from the nine-month period ended September 30, 2023, and higher amortization of capitalized software costs. The increase in the excess and obsolescence reserve was mostly due to a decrease in lifetime demand of certain products, and the increase in the loss on supplier commitment expense was mostly due to decreased demand for fiber and switching components.

Gross margin decreased to 30.7% for the nine-month period ended September 30, 2024 from 44.4% for the nine-month period ended September 30, 2023. The decrease primarily reflects the impact from an increase in our excess and obsolescence reserve, increase in loss on supplier commitments, lower revenues from higher margin products and fixed services and subscription costs.

Operating expenses

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2024	$	%
Research and development	$40,421	$29,223	$(11,198)	(27.7)%
Sales and marketing	32,873	27,825	(5,048)	(15.4)%
General and administrative	21,191	19,647	(1,544)	(7.3)%
Depreciation and amortization	4,614	4,984	370	8.0%
Total operating expenses	$99,099	$81,679	$(17,420)	(17.6)%

Research and development

Research and development expense decreased $11.2 million, or 27.7% to $20.0 million for the nine-month period ended September 30, 2024 from $40.4 million for the nine-month period ended September 30, 2023. The decrease in research and development expense was primarily due to $5.0 million lower staff-related costs, mostly due to a reduction in headcount from restructuring activities completed in 2023 and the first half of 2024, $2.2 million lower outside contractor spend, $1.3 million lower engineering project material spend, $0.9 million lower share-based compensation expense due to headcount reductions, $0.5 million lower restructuring expenses, $0.3 million higher UK research and development credit, $0.3 million lower corporate bonus expense as we failed to meet bonus targets, $0.3 million lower external software subscription spend, $0.2 million lower travel-related spend, $0.2 million lower homologation and regulatory fees due to the timing of projects.

Sales and marketing

Sales and marketing expense decreased $5.0 million, or 15.4%, to $19.4 million for the nine-month period ended September 30, 2024 from $32.9 million for the nine-month period ended September 30, 2023. The decrease in sales and marketing expense was primarily due to $2.0 million lower staff-related costs, mostly due to a reduction in headcount from restructuring activities in 2023 offset by new hires in 2024, $0.7 million lower severance expense related to reductions in 2023, $0.7 million lower marketing-related spend, mostly due to lower spend on trade shows, $0.6 million lower share-based compensation expense, $0.6 million lower outside contractor spend and $0.4 million lower travel-related spend.

General and administrative

General and administrative expense decreased $1.5 million, or 7.3%, to $19.6 million for the nine-month period ended September 30, 2024 from $21.2 million for the nine-month period ended September 30, 2023. The decrease in general and administrative expense was primarily due to $1.5 million of nonrecurring expenses incurred in the third quarter of 2023 related to the Chief Executive Officer that did not repeat in 2024 and $0.3 million lower corporate bonus expense as 2023 included amounts for guaranteed bonuses, partially offset by $0.3 million higher legal fees.

Depreciation and amortization

Depreciation and amortization expense increased slightly by $0.4 million from the nine-month period ended September 30, 2023 to the nine-month period ended September 30, 2024. This increase is mostly driven by the addition of amortization of leasehold improvements for the new Hoffman Estates office.

Interest expense, net

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2024	$	%
Interest expense, net	$1,796	$3,588	$1,792	99.8%

Interest expense increased $1.8 million, or 99.8%, to $3.6 million for the nine-month period ended September 30, 2024 from $1.8 million for the nine-month period ended September 30, 2023. The increase was primarily due to an increase in the interest rate on the term loan and the addition of interest on the revolving credit facility beginning in the first quarter of 2024, partially offset by higher interest income and lower bank charges.

Other expense, net

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2024	$	%
Other expense, net	$281	$70	$(211)	(75.1)%

Other expense, net decreased from expense of $0.3 million for the nine-month period ended September 30, 2023 to $0.1 million for the six-month period ended September 30, 2024, primarily due to foreign currency fluctuations.

Provision for income taxes

	Nine Months Ended September 30,		Change
(dollars in thousands)	2023	2024	$	%
Provision for income taxes	$3,251	$469	$(2,782)	(85.6)%
Effective income tax rate	(15.3)%	(1.0)%

Our provision for income taxes at September 30, 2023 was based upon the estimated annual tax rate for the year, applied to federal, state and foreign income. Due to forecasting uncertainty for 2024, our provision for income taxes at September 30, 2024 is based on nine-month year-to-date actual results. Our provision for income taxes was $0.5 million for the nine-month period ended September 30, 2024 versus a provision for income taxes of $3.3 million for the nine-month period ended September 30, 2023. The effective income tax rates were (1.0)% and (15.3)% over the same periods, respectively. In the nine-month period ended September 30, 2023, the effective tax rate of (15.3)% was different from the statutory rate of 21.0%, primarily due to the establishment of a valuation allowance on the deferred tax assets of the UK company, net of tax benefits on Foreign Derived Intangible Income, tax benefit arising on U.S. Research and Development tax credits, and changes to the excess tax benefits on share-based compensation. For the nine-month period ended September 30, 2024, our effective tax rate of (1.0)% was different from the statutory rate of 21.0%, primarily due to the implementation of a tax method change in the U.S. related to the tax capitalization of our research and development expenditures, resulting in a provision-to-return impact, and a corresponding reduction in the required U.S. valuation allowance, while also including in the period an increase in the valuation allowance on the net deferred tax assets of the UK company, maintaining a full valuation allowance on the net UK deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2024, we had a cash balance of $46.5 million, an increase of $27.8 million from December 31, 2023. We drew $45.0 million on our revolving credit facility in the first half of 2024 for working capital needs for the near future, mainly to: (i) fund normal operating expenses; (ii) meet interest and principal requirements of our outstanding indebtedness; and (iii) fund capital expenditures. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We continue to focus on cost management, operating efficiency and efficient discretionary spending. We expect to regularly assess our liquidity needs and market conditions and may raise additional equity or incur additional debt if and when our board of directors determines that doing so is in our best interest.

For the third quarter of 2024, all quarterly principal and interest payments have been made in accordance with the terms of our credit facility with Bank of America. As of September 30, 2024, we were in compliance with our monthly liquidity covenant for all measurement periods, but were not in compliance with our quarterly EBITDA covenant under the credit agreement. In addition, we were not in compliance with our monthly liquidity covenant as of October 31, 2024. Such defaults would afford Bank of America the right to declare the amounts outstanding thereunder immediately due and payable. We are seeking a forbearance from the bank and are working with the bank to address our noncompliance with the covenant. If we are not able to obtain a forbearance or waiver of the defaults or otherwise refinance such indebtedness, and if Bank of America were to accelerate the maturity of our indebtedness under the Amended Credit Agreement, there is substantial uncertainty we would be able to secure capital resources to repay the amounts due. Please refer to Note 6. Debt in the Notes to the Unaudited Condensed Consolidated Financial Statements, regarding our debt outstanding under our credit facilities.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2024
Cash used in operating activities	$(10,726)	$(4,349)
Cash used in investing activities	$(8,879)	$(10,849)
Cash (used in) provided by financing activities	$(1,021)	$43,000

Cash flows from operating activities

Net cash used in operating activities for the nine-month period ended September 30, 2023 of $10.7 million consisted of net loss of $24.6 million, share-based compensation expense of $8.8 million and adjustments for depreciation and amortization and other non-cash impacts of $12.5 million, an increase in deferred tax assets of $0.3 million and changes in operating assets and liabilities that resulted in net cash outflows of $7.71 million. The changes in operating assets and liabilities consisted primarily of a $28.3 million increase in inventories due to lower demand for our products and higher channel inventory, a $6.5 million decrease in accounts payable due to timing of invoices and payments, a $2.0 million decrease in accrued employee compensation due to lower corporate bonus accrual and $1.3 million lower accrued liabilities primarily related to lower inventory in transit. The uses of cash were partially offset by a $22.4 million decrease in accounts receivable reflecting the impact of lower sales and the timing of collections, $4.8 million increase in cash provided by all other assets and liabilities, mostly driven by the increase in accrued sales returns along with collection of the UK RDEC tax credit and $3.0 million reduction in prepaid expenses, mostly due to lower vendor prepayments.

Net cash used in operating activities for the nine-month period ended September 30, 2024 of $4.3 million consisted primarily of net loss of $45.3 million, offset by an increase in our provision for inventory excess and obsolescence of $9.3 million, share-based compensation expense of $7.6 million and adjustments for depreciation and amortization and other non-cash impacts of $8.4 million, a decrease in deferred tax assets of $3.7 million and changes in operating assets and liabilities that resulted in net cash inflows of $11.9 million. The changes in operating assets and liabilities consisted primarily of a $14.6 million decrease in inventories, $3.8 million decrease in accounts receivable due to lower sales and improved cash collection, $2.1 million decrease in accrued liabilities and $1.7 million decrease in accounts payable due to decreased purchases. These inflows were partially offset by $9.3 million increase in prepaid expenses, mostly as a result of an increase in supplier prepayments and a $1.1 million decrease in employee compensation.

Cash flows from investing activities

Our investing activities for all periods presented consisted of capital expenditures for property, equipment, internal use software and capitalized labor costs for software to be marketed for sale in support of the growth of our business. The increase in cash used in investing activities for the nine-month period ended September 30, 2023 to the nine-month period ended September 30, 2024 is mostly due to leasehold improvements completed on the new Hoffman Estates headquarters.

Cash flows from financing activities

During the nine-month period ended September 30, 2023, net cash used in financing activities of $1.0 million was primarily due to $2.0 million repayment of principal due under the term loan facility with Bank of America and $0.7 million for taxes paid from shares withheld in net settlement of taxes due on vesting of restricted shares issued to our employees partially offset by proceeds received of $1.1 million from the issuance of ordinary shares under our ESPP and $0.5 million from the exercise of share options.

During the nine-month period ended September 30, 2024, net cash provided by financing activities of $43.0 million was primarily due to $45.0 million drawn down on the revolving credit facility and proceeds received of $0.7 million from the issuance of ordinary shares under our ESPP partially offset by $2.6 million repayment of principal due under the term loan facility with Bank of America.

Debt

As of September 30, 2024, we had $22.8 million outstanding on our term loan facility and $45.0 million outstanding on our revolving credit facility with Bank of America. The effective interest rate on the term credit facility at September 30, 2024 was 8.85% and the weighted-average interest rate on our revolving credit facility was 8.66%. The Company is required to make quarterly principal payments of $0.7 million under the term credit facility and quarterly interest payments under both the term loan facility and the revolving credit facility. For the third quarter of 2024, all quarterly principal and interest payments have been made in accordance with the terms of our credit agreement with Bank of America.

As of September 30, 2024, we were in compliance with our monthly liquidity covenant for all measurement periods, but were not in compliance with our quarterly EBITDA covenant under this credit agreement. In addition, we were not in compliance with our monthly liquidity covenant as of October 31, 2024. Such defaults would afford Bank of America the right to declare the amounts outstanding thereunder immediately due and payable. We are seeking a forbearance from the bank and are working with the bank to address our noncompliance with the covenant. If we are not able to obtain a forbearance or waiver of the defaults or otherwise refinance such indebtedness, and if Bank of America were to accelerate the maturity of our indebtedness under the Amended Credit Agreement, there is substantial uncertainty we would be able to secure capital resources to repay the amounts due. Absent acceleration of payment, our term loan facility and revolving credit facility matures on November 17, 2026, at which time the outstanding principal will be due. Refer to Note 6. Debt, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q for additional information.

Contractual Obligations and Commercial Commitments

For the nine-month period ended September 30, 2024, the only material change to the contractual obligations and commercial commitments from what was disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 is the addition of $45.0 million in long-term debt related to the drawdown of funds against our revolving credit facility. The $45.0 million was drawn down in three draws, the first draw of $10.0 million in February 2024, the second draw of $30.0 million in March 2024 and the third draw of $5.0 million in April 2024. As of September 30, 2024, the weighted average interest rate on the revolving credit facility is 8.66%. Interest is due and payable quarterly. The revolving credit facility matures on November 17, 2026, absent acceleration, at which time the outstanding principal will be due. Based on the interest rate at the time of the draw and assuming no acceleration of the repayment of principal until maturity, this increases our obligations by $3.1 million for interest in 2024, $4.0 million for interest in 2025 and $45.0 million for principal and $3.5 million for interest in 2026.

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

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2023, filed on March 15, 2024, for a more complete discussion of our critical accounting policies and estimates. Since the filing of our Form 10-K, there have been no material changes in our significant accounting estimates from those disclosed therein, except as described below:

During the third quarter of 2024, we concluded that a goodwill impairment triggering event had occurred primarily due to a debt covenant breach and a sustained decline in the trading price of our shares. Additional factors that contributed to this conclusion included current macroeconomic trends and uncertainty surrounding inflation and high interest rates, which negatively impact disposable income, spending and overall consumer confidence, all of which have and may continue to adversely impact our sales, results of operations and cash flows. These factors are applicable to our one reporting unit which resulted in us performing quantitative goodwill impairment testing of that reporting unit. We considered whether these events and circumstances would affect any other assets and concluded to perform quantitative impairment testing on our long-lived assets, which included our definite-lived customer relationships.

Goodwill impairment assessment

We test goodwill for impairment on an annual basis on December 31 of each year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.

As indicated in Note 5. Goodwill and intangible assets, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q, during the three-month period ended September 30, 2024, we concluded that a goodwill impairment triggering event had occurred, and our qualitative assessment resulted in us performing quantitative impairment testing on our one reporting unit.

For the assessment of goodwill impairment, management determined it operates as one reporting unit and compared the fair value of its one reporting unit to its carrying value. In determining the fair value of its one reporting unit, we used both an income and market approach. The income approach, or discounted cash flow method, utilized our current forecast based on management's estimates of revenue, expenses, capital expenditures and working capital projections. Our internal forecasts and strategic long-range plans take into consideration historical and recent business results, industry trends and macroeconomic factors that impact the markets we serve. The residual value was captured utilizing the Gordon Growth method and the discount rate was determined based on the Company's weighted average cost of capital utilizing market data of our peer group companies. The market approach used was the Guideline Public Company ("GPC") method which valued the Company based on trading multiples derived from publicly traded companies that are similar to the Company. The trailing-twelve-month, 2024 estimate and 2025 estimate enterprise value-to-revenue multiples were used to value the Company. Multiples were selected based on a review of the multiple indications derived from the GPCs and the comparable company multiples were reviewed for differences in growth prospects, profitability and risk profiles between the Company and the GPCs.

Based on the results of the quantitative assessments, the fair value of the Company's one reporting unit was higher than its carrying value and the Company's goodwill was not impaired as of September 30, 2024.

Considerable management judgment is necessary to estimate expected future cash flows, including evaluating the impact of operational and economic factors on our future cash flows, all of which are subject to uncertainty. The assumptions and estimates used in determining the fair value of our reporting unit involves significant elements of subjective judgment and analysis by management. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected demand, among others, could result in changes to these assumptions and judgments. A revision of these estimates and assumptions could cause the fair value of our one reporting unit to fall below its carrying value, which could result in a material non-cash impairment to our goodwill in a future period.

Long-lived assets recoverability assessment

We also performed a recoverability test of our long-lived assets in conjunction with the goodwill impairment analysis as of September 30, 2024 which did not result in any impairment charges. Changes in market conditions, operating performance and other similar circumstances could affect the assumptions used in this test, which could result in impairment charges that could be material in a future period. For additional information, see Note 5. Goodwill and intangible assets, to our unaudited condensed consolidated financial statements in Part I of this Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three-month period ended September 30, 2024. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

We do not hold any cash in any investment accounts and all cash is deposited with financial institutions that management believes are of high credit quality. The Company's cash consists primarily of U.S. dollar denominated demand accounts.

We had $22.8 million outstanding on our term loan facility and $45.0 million outstanding on our revolving credit facility as of September 30, 2024 under our credit agreement with Bank of America. The Company is exposed to interest rate risk from fluctuations in the Term SOFR that is a component of the interest rate used to calculate interest expense on both the term and revolving credit facilities. Interest accrues on the outstanding principal amount of the term loan facility and revolving credit facility at a rate equal to the selected rate per annum determined by reference to the 1-month, 3-month or 6-month Term SOFR rate as selected by the Company, plus a SOFR adjustment of 0.10%, plus an applicable margin of 3.25%. At September 30, 2024, the effective interest rate on the term loan was 8.85%. A hypothetical 100-basis point increase in interest rates would result in an additional $0.2 million in interest expense related to the term credit facility per year. At September 30, 2024, the weighted-average interest rate on the revolving credit facility was 8.66%. A hypothetical 100-basis point increase in interest rates would result in an additional $0.5 million in interest expense related to the revolving credit facility per year.

There have been no other material changes in our market risk since December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, previously reported in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, and as described below during the three-month period ended September 30, 2024.

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

In addition, management identified the following material weakness in internal controls over financial reporting during the three-month period ended September 30, 2024:

Management concluded that we did not have sufficient resources with the appropriate technical accounting expertise to be able to assist us in identifying, evaluating and addressing complex technical accounting issues that affect our consolidated financial statements on a timely basis.

This control deficiency resulted in an initial failure to correctly classify debt as of September 30, 2024. This control deficiency also resulted in an initial failure to identify impairment triggering events in our long-lived assets and goodwill as of September 30, 2024. By not taking these impairment triggering events into consideration, the Company could have failed to recognize whether an asset group or reporting unit was impaired in accordance with ASC 360-10 and ASC 350-10, respectively. We reclassified $20.2 million of the term loan facility, $0.1 million of unamortized debt issuance costs associated with the term loan facility and $45.0 million of the revolving credit facility from Long-term debt, net to Current portion of long-term debt, net within the condensed consolidated balance sheet as of September 30, 2024. We also reclassified $0.2 million of unamortized debt issuance costs associated with the revolving credit facility from Other noncurrent assets to Other current assets within the condensed consolidated balance sheet as of September 30, 2024. No impairments were identified following the quantitative impairment testing on our long-lived assets and goodwill as of September 30, 2024.

Management has determined that the identified deficiency is related to employee turnover and insufficient internal resources in technical accounting and financial reporting impacting the control environment in the third quarter of 2024, and, therefore, relates to the three-month period ended September 30, 2024, and does not affect previously reported periods. The control deficiency described above created a reasonable probability that a material misstatement to the condensed consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2024.

Ongoing Remediation Efforts to Address the Previously Identified Material Weaknesses

Management, with oversight from the Audit Committee of our Board of Directors, is taking steps to remediate the control deficiencies which resulted in the material weaknesses described above by implementing changes to our internal control over financial reporting. Management is in the process of enhancing, and will continue to enhance, the risk assessment process and design and implementation of internal controls over financial reporting. The remediation measures to correct the previously identified material weaknesses include enhancing the design and implementation of existing controls and creating new controls as needed to address identified risks, adding personnel and providing additional training to personnel including the appropriate level of documentation to be maintained to support internal controls over financial reporting. In addition, we intend to enhance our technical accounting expertise within the Company to better identify and address complex technical accounting issues as they arise.

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

Changes in internal control

We continue working towards implementing processes and procedures to address the material weaknesses noted above. Other than changes in personnel, including the previously announced departure of our Chief Accounting Officer, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on effectiveness of controls and procedures

None.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder lawsuit

On May 22, 2024, a putative shareholder class action complaint was filed in the United States District Court for the Northern District of Illinois (Hamby v. Cambium Networks Corporation et al, Case No. 1:24-cv-04240) against us and three of our current or former officers. The complaint purports to assert claims under Section 10(b) of the Exchange Act, Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our ordinary shares between May 8, 2023 and January 18, 2024, or the Class Period. The complaint alleges that, during the Class Period, the Company and certain of its executive officers made false and misleading statements and failed to disclose material adverse facts about its business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs seek damages in an unspecified amount. On July 22, 2024, motions were filed on behalf of purported class member shareholders seeking to serve as lead plaintiff. On October 21, 2024, the court approved the appointment of lead plaintiff; an amended complaint is expected to be filed by December 4, 2024. This litigation is in its early stages and the Company cannot currently estimate the possible loss or range of losses, if any, that it may experience in connection with this claim.

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

If the Company is required to write down goodwill and other intangible assets, the Company’s financial condition and results would be negatively affected.

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

During the three months ended September 30, 2024, the Company engaged a third party valuation firm to provide an interim goodwill impairment valuation as of September 30, 2024 as a result of triggering events identified during the third quarter relating to the decline in the trading price of our shares as well as the failure to satisfy the financial covenants under our Amended Credit Agreement. Although the Company determined that as of September 30, 2024, the fair value of our one reporting unit remained higher than its carrying value and our goodwill is not impaired, any additional declines in the trading price of our shares, if we are unable to reach agreement with the lender under the Amended Credit Agreement in connection with our failure to meet financial covenants, or if the outlook for our business deteriorates or other negative business factors exist, we may be required to perform another goodwill impairment analysis in future periods, which could result in an impairment of up to the entire balance of our goodwill or result in the carrying value of our long-lived assets no longer being greater than our undiscounted cash flows. These actions would adversely impact our financial results and results of operations.

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

We have been and continue to risk being unable to meet our financial covenants under our credit facilities, which may result in doubt about our ability to continue as a going concern.

We are subject to compliance with financial covenants under our credit facilities with Bank of America. We did not meet our quarterly EBITDA covenant as of September 30, 2024, nor our monthly liquidity covenant as of October 31, 2024, and there is uncertainty as to our ability to continue to meet the financial covenants in future periods. We are seeking a forbearance from Bank of America, as lender under the Amended Credit Agreement, and are working with the bank to address our noncompliance with these covenants. If the bank is unwilling to come to an acceptable resolution of these non-payment defaults, the lenders under our credit facilities could declare the amounts outstanding thereunder immediately due and payable, and we may not be able to obtain a waiver of such a default or otherwise pay or refinance the indebtedness. Should we be unable to obtain a waiver or otherwise refinance our indebtedness, we may be unable to continue as a going concern.

We are actively taking actions to improve our profitability to work with the bank to resolve our non-payment defaults under the credit facilities. These actions include deferral of expenditures, and cost reductions to align our cost structure with current revenue levels. In addition, we continue to focus on operating efficiency and reducing discretionary spending. Any of these measures may have an adverse impact on our ability to execute our business plan, take advantage of future opportunities, fund research and development initiatives, or respond to competitive pressures or unanticipated financial requirements. The ultimate success of any such actions in sustaining our ability to continue as a going concern cannot be assured.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

CAMBIUM NETWORKS CORPORATION

Date: November 12, 2024	By:	/s/ Morgan C. Kurk
Morgan C. Kurk
President and Chief Executive Officer

Date: November 12, 2024	By:	/s/ Jacob Sayer
Jacob Sayer
Chief Financial Officer