Form 10-K
period 2024-12-31
Cambium Networks Corp
filed 2026-04-07
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38952

CAMBIUM NETWORKS CORPORATION

(Exact name of Registrant as specified in its Charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Cambium Networks, Inc.
2000 Center Drive, Suite East A401 Hoffman Estates, Illinois	60192
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (345) 814-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary shares, $0.0001 par value	CMBMF*	N/A (OTC Markets Group, Inc.)*

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the ordinary shares held by non-affiliates on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the last sale price of the common shares on that date of $0.4050 was $5,419,541.93. For purposes of this calculation, shares held by Vector Capital and our executive offices and members of our board of directors are deemed to be affiliates of the registrant and are excluded from the calculation. *As previously disclosed on March 26, 2026, following receipt of a delisting notice from The Nasdaq Stock Market LLC, trading in the Company's ordinary shares on the Nasdaq Global Market was suspended on March 27, 2026 and on March 30, 2026, the Company's ordinary shares commenced trading on the OTC Expert Market under the symbol "CMBMF".

As of March 20, 2026 there were 29,008,741 shares of the registrant’s ordinary shares outstanding.

i

EXPLANATORY NOTE

Cambium Networks Corporation ("Cambium", the "Company", "we", "us", and "our") is filing this comprehensive Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (this "Comprehensive Form 10-K"). This Comprehensive Form 10-K contains our audited consolidated financial statements for the fiscal year ended December 31, 2024, as well as a restatement of the following previously filed periods: (i) our audited consolidated financial statements for the year ended December 31, 2023; (ii) our unaudited consolidated interim financial statements covering the quarterly reporting periods for (a) the three month periods ended March 31, 2023 and March 31, 2024, (b) the three and six month periods ended June 30, 2023 and June 30, 2024, and (c) the three and nine month periods ended September 30, 2023 and September 30, 2024.

On August 11, 2025, we filed a Current Report on Form 8-K disclosing we had determined that our previously issued audited consolidated financial statements for the fiscal year ended December 31, 2023 included on the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and our unaudited consolidated interim financial statements included in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 (collectively, the "Non-Reliance Periods"), should be restated and no longer be relied upon due to errors in such financial statements (the "Restatement"). For additional information, please refer to the Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC").

Background of Restatement

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2024, we identified material errors in our previously issued financial statements as a result of material weaknesses in our internal control over financial reporting. Specifically, we did not appropriately (i) estimate variable consideration for customer incentives, (ii) estimate variable consideration for sales returns, (iii) estimate the allowance for credit losses, (iv) estimate excess and obsolete inventory, (v) recognize revenue on a non-standard contract, (vi) timely recognize an impairment of our long-lived assets and goodwill, (vii) timely recognize a valuation allowance on deferred tax assets; and (viii) classify certain supplier prepayments made and loss on supplier commitments liability as current or non-current.

Additionally, as part of the Restatement, the Company corrected for previously identified uncorrected misstatements related to out-of-period adjustments, previously recorded amounts reclassifying accounts receivable credit balances and classification of property and equipment transactions on the statement of cash flows.

The complete impact of these errors and corrections is disclosed in Note 2. Restatement of consolidated annual financial statements of the accompanying notes to the consolidated financial statements included in this Comprehensive Form 10-K. We have corrected these errors in the Non-Reliance Periods presented in this Comprehensive Form 10-K.

These errors required us to undertake a comprehensive review which delayed the completion of our financial statements and related disclosures for the year ended December 31, 2024. As a result, we became delinquent in our filings and have not timely filed our quarterly or annual reports since the quarter ended September 30, 2024.

Internal control considerations

In connection with the restatement, management has re-evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. The Audit Committee of our Board of Directors, with concurrence of management, has concluded that, in light of the errors described above, additional material weaknesses exist in our internal control over financial reporting as of December 31, 2023 and 2024 that were not previously disclosed. For a discussion of management's consideration of our disclosure controls and procedures, internal control over financial reporting, and the material weaknesses identified, see Part II, Item 9A, Controls and Procedures in this Comprehensive Form 10-K.

Items amended by the filing of this Comprehensive Form 10-K

This Comprehensive Form 10-K reflects the restatement of the: (i) consolidated balance sheet as of December 31, 2023, (ii) consolidated statements of operations and comprehensive income (loss) for the three month periods ended March 31, 2023 and March 31, 2024, the three month and six month periods ended June 30, 2023 and June 30, 2024, and the three and nine month periods ended September 30, 2023 and September 30, 2024, (iii) consolidated statements of cash flows for the three months ended March 31, 2023 and March 31, 2024, six month period ended June 30, 2023 and June 30, 2024, and nine month periods ended September 30, 2023 and September 30, 2024, and (iv) consolidated statement of shareholders' equity (deficit) for the years ended December 31, 2022 and 2023, and the related notes thereto.

See Note 2. Restatement of consolidated annual financial statements of the accompanying notes to the consolidated financial statements, included in Part II, Item 8 of this Comprehensive Form 10-K for additional information on the effects of the restatement and the related consolidated financial statement effects for the fiscal year ended December 31, 2023. See Note 19. Restatement of previously issued unaudited interim consolidated financial statements of the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Comprehensive Form 10-K for additional information on the effects of the Restatement and the related consolidated financial statement effects for the unaudited interim quarterly periods.

We do not intend to file a separate amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023, or Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024 and September 30, 2024. Accordingly, investors should rely only on the financial information and other disclosures, including the adjusted or restated financial information, included in this Comprehensive Form 10-K, as applicable, and should not rely on any previously furnished or filed reports, earnings releases, investor presentations, or similar communications, regarding these periods.

PART I

Note regarding forward-looking statements

This Comprehensive Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical fact contained in this Comprehensive Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, forward-looking statements may be identified by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Comprehensive Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this report and are subject to a number of risks, uncertainties and assumptions described in Item 1A, “Risk Factors” and elsewhere in this Comprehensive Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, they should not be relied upon as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
the unpredictability of our operating results;
•
our ability to successfully regain compliance with or obtain a waiver of compliance with the financial covenants under our secured credit facilities;
•
the sufficiency of our cash resources;
•
our ability to predict and respond to emerging technological trends and network operators’ changing needs;
•
our ability to forecast future customer demand for our products;
•
our channel partners' ability to effectively manage inventory of our products, timely resell our products or estimate expected future demand;
•
our ability to manage inventory and the risk of excess or obsolete inventory in our supply chain or channel;
•
the impact of competitive pressures on our development of new products;
•
risks caused by political tensions around the world including the wars in Ukraine as well as tensions between the United States and China and events in Israel, Gaza, Iran and the Middle East;
•
the impact of tariffs or other regulatory changes imposed by the United States or other countries;
•
the strength of the United States dollar and the impact of currency fluctuations on the cost of our products globally;
•
unfavorable economic conditions, both domestically and in our foreign markets, including the risk of global or localized recessions;
•
the ability of our suppliers’ to acquire components required to build our products as well as the impact of supply shortages, extended lead times or changes in supply of components and other parts required to manufacture our products;
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
•
the technological complexity of our products, which may contain undetected hardware defects or software bugs or subject our products to the risks of ransomware or malware or other cyber-attacks;
•
credit risk of our channel partners, which could adversely affect their ability to purchase or pay for our products;
•
our inability to obtain intellectual property protections for our products;

•
the impact of any material weaknesses in and our ability to maintain an effective system of internal controls, produce timely and accurate financial statements or comply with applicable regulations; and
•
the impact of actual or threatened health epidemics and other outbreaks.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Comprehensive Form 10-K.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

Summary Risk Factors

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Comprehensive Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Comprehensive Form 10-K.

Risks Related to Our Business

•
Our ordinary shares have been delisted from the Nasdaq Stock Market and there is no guarantee that our ordinary shares will be regularly traded on the over-the-counter markets.
•
Our operating results can be difficult to predict and may fluctuate significantly, which could result in a failure to meet investor expectations or our guidance and a decline in the trading price of our shares.
•
Our cash requirements may require us to seek additional debt or equity financing and we may not be able to obtain such financing on favorable terms, or at all.
•
We have several material weaknesses in our internal controls over financial reporting which have resulted in our failure to timely file our financial statements. If we fail to remediate these material weaknesses and maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could continue to be impaired.
•
Our credit facility contains restrictive financial covenants that limit our operating flexibility. Our continued failure to comply with all of these financial covenants has caused us to be in default, which could have an adverse effect on our business and prospects.
•
We have been and continue to be unable to meet our financial covenants under our Credit Agreement, which creates doubt about our ability to continue as a going concern.
•
There is substantial doubt about our ability to continue as a going concern; accordingly, holders of our ordinary shares could suffer a total loss of their investment.
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
•
If our distributors do not effectively manage inventory of our products, fail to timely resell our products or overestimate expected future demand, they may reduce purchases in future periods, causing our revenues and operating results to fluctuate or decline.
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
•
We may acquire other businesses or divest assets, which could require significant management attention, disrupt our business, dilute shareholder value and adversely affect our operating results.

Risks Related to Our Industry

•
New regulations or standards or changes in existing regulations or standards in the United States or internationally related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations and future sales.
•
If we do not successfully anticipate technological shifts and develop products and product enhancements that meet these technological shifts in a timely manner we may not be able to compete effectively and our results of operations, financial conditions and prospects may suffer.
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

Risks Related to Our Intellectual Property

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

Risks Related to Ownership of Our Ordinary Shares

•
Because Vector Capital holds a controlling interest in us, the influence of our public shareholders over significant corporate actions will be limited.
•
We are a controlled company within the meaning of Nasdaq rules and, although our ordinary shares are no longer listed on Nasdaq, we continue to rely on exemptions from certain corporate governance requirements. In the event we regain our listing on Nasdaq and become subject to the Nasdaq listing rules again, we may not be able to meet the additional requirements imposed by Nasdaq on non-controlled companies if we lose our controlled company status.

Trademarks and Service Marks

“Cambium”, “Cambium Networks”, “cnPilot”, “cnMaestro”, “cnMedusa”, “cnArcher”, “cnReach”, “cnHeat”, “cnRanger”, “cnWave”, “cnVision”, “LinkPlanner”, “Xirrus”, “ePMP”, “Canopy” and “cnMatrix”, the Cambium and Xirrus logos and other trademarks or service marks of Cambium Networks, Ltd. appearing in this Comprehensive Form 10-K are the property of Cambium Networks Corporation. This Comprehensive Form 10-K contains additional trade names, trademarks and service marks, which are the property of their respective owners.

Item 1. Business.

Business Overview

What we do

Cambium Networks is a global technology company that designs, develops, and manufactures fixed wireless and PON/XGSPON based broadband, Wi-Fi, and local area networking ("LAN") switching infrastructure, and security gateway solutions for a wide range of applications, including broadband access, wireless backhaul, Internet of Things (IoT), public safety communications, and Wi-Fi access. Our products enable service providers, enterprises, industrial organizations, and governments to deliver exceptional digital experiences and device connectivity, with compelling economics. Our ONE network platform simplifies the management of Cambium Networks' wired and wireless technologies. Our product lines fall into three broad, interrelated categories: Fixed Wireless and fiber Broadband ("FWB"), Enterprise Networking, and Subscription and Services.

The FWB portfolio spans point-to-point ("PTP") and point-to-multi-point ("PMP") architectures over multiple standards and frequency bands, including licensed, unlicensed, and lightly licensed spectrum, and fiber products that address commercial, government and defense applications. During 2024, both our ePMP 4600 and PMP 450v platforms received Federal Communications Commission ("FCC") approval to operate in the recently released 6 GHz band in conjunction with our approved Automated Frequency Coordination ("AFC") service.

The Enterprise portfolio includes a complete range of indoor and outdoor Wi-Fi 5, Wi-Fi 6 and Wi-Fi 7 access points, indoor and hardened 1GB/s and 2.5 GB/s copper and 10 GB/s optical based Ethernet switches, and security gateway and software-defined wide area network ("SD-WAN") devices. During 2024, we introduced our first Wi-Fi 7 access point, the X7-35X, a tri-band unit, which will be complemented with a broad range of indoor and outdoor Wi-Fi 7 solutions in the coming months as the industry transition to Wi-Fi 7 occurs.

The Subscription and Services portfolio includes network planning and design solutions, and cloud or on-premises network management and control solutions. The latter capability, delivered through subscription to cnMaestro™, forms the foundation of our ONE Network, a cloud-based network management architecture that allows users to remotely configure, monitor, and manage their wired and wireless networks. It provides a single, centralized view of all Cambium Network devices, and real-time performance and usage data, allowing users to control and optimize network configuration and settings. Advanced services offered in conjunction with this platform include application visibility and control, used to optimize end-user experiences; and "Assurance" which allows network administrators to rapidly troubleshoot network issues using AI-powered root cause analysis with proactive resolution, ensuring service level agreements are met and preventing client impact. The integrated security gateway and SD-WAN for small and medium businesses may also be associated with a subscription for network security services.

Recent Developments

On April 10, 2025, we received a deficiency letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our ordinary shares closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”).

On April 16, 2025, May 22, 2025, August 25, 2025 and November 25, 2025, we received additional deficiency letters from Nasdaq notifying us that we were not in compliance with the requirements of Nasdaq Listing Rule 5250(c)(1) (the “Filing Rule”) as a result of not having timely filed with the SEC our Form 10-K for the year ended December 31, 2024 and our Quarterly reports on Form 10-Q for the periods ended March 31, 2025, June 30, 2025 and September 30, 2025, respectively (the “Delinquent Filings”).

On November 11, 2025, we presented our plan of compliance before the Nasdaq Hearings Panel (the “Hearings Panel”) and requested a continued stay of our delisting pending achieving full compliance by filing the Delinquent Filings within the time requested under the plan of compliance.

On December 3, 2025, we received a decision from the Hearings Panel granting our request for continued listing of our ordinary shares on The Nasdaq Global Market, subject to us demonstrating compliance with the Minimum Bid Price Rule and the Filing Rule, on or before April 16, 2026.

On December 12, 2025, we received a partial compliance letter from the Hearings Panel confirming we were in compliance with the Minimum Bid Price Rule, although we remained non-compliant with the Filing Rule. In addition, per Nasdaq Listing Rule 5815(d)(4)(B), we will be subject to a mandatory panel monitor until December 12, 2026. If, within that one-year monitoring period, Nasdaq finds that we are again out of compliance with the Minimum Bid Price Rule, Nasdaq will issue a delist determination letter at that time, leaving us with an opportunity to request a new hearing to address the delisting.

On January 9, 2026, we received a staff determination letter (the “Annual Meeting Determination Letter”) from Nasdaq stating that because we did not hold an annual meeting of shareholders within twelve months from our prior fiscal year end as required by

Nasdaq Listing Rule 5620(a) (the “Annual Meeting Rule”), the resulting non-compliance serves as an additional basis for delisting our securities from The Nasdaq Global Market. The Annual Meeting Determination Letter notified us that the Hearings Panel would consider the matter in their decision regarding our continued listing on The Nasdaq Global Market, and requested that we present our views with respect to the additional deficiency in writing by January 16, 2026. We made a submission to the Hearings Panel by the requested date.

On February 2, 2026, we received a decision from the Hearings Panel granting our request for continued listing of our ordinary shares on The Nasdaq Global Market, subject to our adherence to specific deadlines set forth in the decision to regain compliance with the Filing Rule and the Annual Meeting Rule.

On March 13, 2026 and March 22, 2026, we provided an update to the Hearings Panel noting that while we were on target to regain compliance by the overall deadline, we required additional time to meet the incremental deadlines set by the Hearings Panel.

On March 19, 2026, we received a decision from the Hearings Panel granting our request for an extension.

On March 25, 2026, we received a written notice (the “Delist Determination”) that the Hearings Panel had determined to delist our ordinary shares from Nasdaq due to our failure to comply with the terms of the Hearings Panel’s decision. Trading in our ordinary shares was suspended on Nasdaq at the open of trading on March 27, 2026 and began trading on the OTC Expert Market on March 30, 2026 under the symbol “CMBMF”.

Our strategy

Our strategy is to enable our customers to build broadband and internet access networks that deliver exceptional digital experiences at an affordable total cost of ownership. The foundation of our strategy is the Cambium ONE Network, enabled by cnMaestro, which integrates and automates our entire portfolio. It removes complexity, making it easier to plan, deploy and operate a broadband network from core to edge, using a wide range of wireless technologies, standards, and radio frequency ("RF") spectrum.

Our software and other tools enable network services that address a primary operating cost and constraint to growth faced by most network operators. Our approach is to simplify and automate the design, deployment, optimization, and management of broadband and Wi-Fi access networks through intelligent automation. For example, the policy-based automation feature on our cnMatrix switches enables the establishment of policies for each endpoint device type and then automatically propagates those policies across all switch ports in the network, regardless of the actual port each device is plugged into.

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

Increasingly, performance and cost are important metrics for most network operators. A key differentiation between network products and services providers for most network operators is the availability of integrated services layered on top of the network. We enable our end users to customize networks with bespoke or third-party services provided or enabled by us.

Meeting new trends

Businesses and individuals both continue to expect seamless, secure communication and connectivity, whether from the conference room, the living room or even a recreational vehicle in a campground. The number of applications and devices on the network-from gaming, streaming media, and home automation to enterprise applications running in the cloud, as well as applications that enhance automation and security continue to increase on a global basis. Some applications need more bandwidth, other applications need lower latency.

Businesses are leveraging IoT devices in digital transformation initiatives. Often, due to speed, cost, or convenience, wireless broadband is being chosen over fiber or CAT5 to economically connect security cameras. Simultaneously, networking technologies and standards continue to evolve, providing new capabilities and choice for network operators. The result is a network edge that has evolved from a static connection to a highly complex, constantly evolving platform supporting a growing array of services.

Our solutions embed technology that is designed to be cost-effective and deliver a high-quality digital experience connecting devices around the world. Our goal is to enable edge-of-the-network intelligence and the ability to adapt and respond to change. We are building and enabling a suite of services, deployed at scale with minimal human intervention, that will enable the network to be dynamic.

Expanding our addressable markets

Today, fierce competition to provide high-quality broadband access in rural, suburban, and urban markets is driving down subscription prices while simultaneously driving up performance requirements. We expect to respond to growing trends such as the following:

•
The implementation of broadband networks comprised of both fiber and wireless solutions. Wireless internet service providers ("WISPs") are adding fiber to their networks to compete with traditional wireline operators. The ongoing release of 6 GHz spectrum by governments worldwide gives broadband operators even more opportunities for cost-effective network expansion.
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
•
Growth of enterprise networking managed services. The market for enterprise networking managed services for hospitality and high density living, such as apartment buildings and senior living, is expanding. Our solutions are designed to enable managed service providers to cost-effectively deploy and manage high value offerings for multiple hospitality or multi-family living property owners using the managed service provider ("MSP") dashboard within cnMaestro X. In 2024, we released several applications as part of our "MarketApps" software, which enables MSPs to onboard customers simply, without having to have access to cnMaestro directly. We continue to enhance and expand MarketApps to address specific markets and use cases.
•
Applications for national defense and security initiatives. We are actively engaged with national defense connectivity initiatives, working closely with systems integration partners. Although we have focused on high-capacity PTP FWB networking solutions, national government network operators have an equal need for the same FWB, Wi-Fi, switching, and value-added services as municipal, state, enterprise, and industrial network operators, although with added requirements for information assurance, security and other domain-specific attributes.

Our technology and products

Our ONE Network strategy takes advantage of advances in wireless standards, software defined radios and open application programming interfaces ("APIs") to enable the centralized management of a range of network technologies. Our products and services enable network operators to build a platform using heterogeneous wireless technologies without requiring a separate management platform for each one. Our intelligent automation improves operational performance and efficiency by optimizing the network at the application layer, enabling our products to enhance network performance.

Point-to-Point ("PTP") fixed wireless backhaul

Our PTP solutions are typically connected to high-speed, high-bandwidth fiber networks, and provide wireless broadband backhaul to a facility, a networked device, or to a PMP access point. Our PTP solutions can be deployed throughout a network over distances of more than 100 kilometers and provide speeds greater than 5 Gbps.

We offer PTP solutions that operate in unlicensed spectrum from 220 MHz to 5.9 GHz and 57 GHz to 66 GHz, and in licensed spectrum from 6-38 GHz and 71-86 GHz. In addition, our PTP 700 operates in NATO Band IV from 4.4-5.9 GHz, as well as in the 7 GHz and 8 GHz bands, and meets stringent federal operating, performance, and security standards. The mainstay of our unlicensed backhaul offering is the PTP 670 for commercial applications and PTP 700 for defense and national security applications. In addition, our PTP 820 and 850 series offers carrier-grade microwave backhaul in licensed spectrum, and our PTP 550 offers price-performance leadership in spectral efficiency in sub-6 GHz unlicensed spectrum.

In addition to dedicated point-to-point platforms, as technology has evolved, we have developed solutions that, while principally supporting point-to-multi-point architectures, also support point-to-point applications, including the 60 GHz cnWave V3000 and the ePMP Force 4525. Revenues from these products are included in the PMP product category in our revenues by product category reporting, as that is their primary application.

Point-to-Multi-point ("PMP") fixed wireless

Our PMP solutions extend wireless broadband access from tower-mounted FWB access points to customer premise equipment ("CPE"), providing broadband access to residences and enterprises covering wide areas with a range of 10 to 30 kilometers. Our PMP solutions are increasingly used to backhaul video surveillance systems and public Wi-Fi.

Our PMP portfolio ranges from our PMP 450 series to our ePMP solutions for network operators that need to optimize for both price and performance, to our cnReach family of narrow-bandwidth connectivity products for industrial communications. The PMP 450 series is optimized for performance in high-density and demanding physical environments and includes the PMP 450m with integrated cnMedusa massive multi-user multiple input/multiple output ("MU-MIMO"), technology. The PMP 450 product line also supports the FCC’s Citizen Broadband Radio Service, or CBRS. The FCC completed the auction of CBRS Priority Access Licenses, or PAL, in the third quarter of 2020, complementing the existing availability of General Authorized Access, or GAA, licenses. Network operators are adopting the PMP 450 solution to exercise both PAL and GAA licenses. In 2024, we commenced commercial shipment of the PMP 450v 2x2 subscriber modules ("SMs"), to complement the 4x4 SMs previously launched. The PMP 450v access points ("APs") also received FCC approval for use in the 6 GHz band. The PMP 450v now supports both the 5 GHz and 6 GHz bands in a single platform, covering 5.150 GHz to 7.125 GHz. It also continues to support the prior generation of SMs, the 450b.

We continue to enhance our next generation ePMP 4500 and 4600 product lines that provide an unequaled combination of performance and price. New software released in 2024 for both the ePMP 4500 and ePMP 4600 has increased the number of users per AP and their throughput with the latest release supporting enhanced MU-MIMO. In 2024, we received FCC and other regulatory approval for all 6 GHz versions of the product, including APs and the broad portfolio of ePMP Force 4000 series SMs.

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

Our 60 GHz solution, cnWave, enables Gbps networking in the 60 GHz band and a distributed architecture that enables scaled networks with dynamic routing for reliability and resiliency.

Our 28 GHz cnWave, which operates in the 3GPP n257 (26.50 – 29.50 GHz), n258 (24.25 – 27.50 GHz), and n261 (27.50 – 28.35 GHz) bands, incorporates both uplink and downlink MU-MIMO to optimize data rate to the CPE for residential and enterprise customers.

Enterprise solutions

Our Enterprise portfolio includes our cnMatrix switching solution, our portfolio of Wi-Fi 6/6E/7 access points, and our Network Service Edge ("NSE") platform, all of which are supported by cnMaestro, our cloud based management platform.

Our enterprise-grade Wi-Fi 6/6E/7 solutions provide distributed access to individual users or devices in indoor settings, such as office complexes, and outdoor settings, such as private spaces and outdoor public Wi-Fi hotspots, over distances from two meters to one kilometer. Our Wi-Fi access point portfolio supports enterprise, government, education, small business and home applications and offers a range of Wi-Fi access points that enable network optimization based on desired geographic coverage and user density.

In 2024, we continued to see strong demand for our Wi-Fi 6 and 6E access points, including leading products such as the XV2-22H indoor wall-mount access point used in hospitality and multi-dwelling units ("MDU"), and the XV2-21X ceiling-mount access point used universally in medium-density and low-density locations. We continue to promote and use our Wi-Fi 6E XE5-8 as our 5-radio high-density solution for convention centers and education facilities. We have outdoor APs that have both external antennas, such as the XE3-4TN, and integrated antennas such as the XV2-23T and XV2-2T, rounding out our Wi-Fi 6/6E commercial portfolio. We also promote our RV22, a Wi-Fi 6 home meshing access point that is cloud managed on cnMaestro and includes a rich app for subscriber management of access points and select services. In 2024, we introduced our first Wi-Fi 7 indoor access point, the X7-35X, a 2x2x2 ceiling-mount access point capable of supporting three simultaneous frequency bands with the latest technology. We expect to continue expanding our Wi-Fi 7 portfolio as the market upgrades to the newest standard.

The following table shows a summary of our product portfolio:

Cambium Networks ONE Network Summary
Network Management	cnMaestro Essentials and X - Cloud-Based Management Software
	X Assurance		EasyPass		Application Control		Market Apps
Network Services	QoE and NSE - Advanced Network and Security Services
Wired Platform	cnMatrix - Wireless Aware Switching
Product Platform	Wi-Fi 6/6E/7	Fiber	Fixed Wireless
			PTP 820/850	PTP 550/670/700	PMP 450	ePMP	cnWave	cnReach
Design Focus	Software Defined Radios, Cloud Managed, High Performance and Value Wi-Fi Indoor and Outdoor	XGS PON Converged Fiber and Wireless Networks	Licensed Microwave Backhaul	Industry Leading Sub-6 GHz and 7/8 GHz TDD Backhaul Performance	Unparalleled Scalability for Multipoint networks	Price/ Performance PTP and PMP Leadership	Gb to the Edge for Urban, high-density Suburban, and Rural markets	Licensed Narrowband in rugged I/O rich package
Throughput	Up to 9.2 Gbps/AP	10 Gbps Symmetric OLT	2+ Gbps	450 - 1400 Mbps	1.2 Gbps/Sector	1.2 Gbps/ Sector	15 Gbps/DN 3 Gbps/BTS	KB to MB
Spectrum (GHz except as noted)	2.4, 5, 6	PON	6-38	4.400 - 5.925 7.125 - 8.500	3,5,6	2.4, 5, 6.4	24.25 - 29.50 57 - 66	220, 450, 700, 900 MHz
Design Services	Wi-Fi Designer		LINK Planner cnHeat

Ethernet switches

Our cnMatrix Ethernet enterprise switching solutions simplify network deployment and operation. cnMatrix provides an intelligent interface between wireless and wired networks. cnMatrix’s policy-based automation ("PBA") accelerates network deployment, mitigates human error, increases security, and improves reliability. cnMatrix includes multiple varieties of copper-based edge switches and aggregation switches and in the first half of 2024 we introduced our first fiber aggregation switch to complete the portfolio. When deployed with Cambium Networks Wi-Fi access points and the cnMaestro management system, network operators have an affordable, feature-rich, high-quality unified wired/wireless enterprise grade network. In May of 2024, we introduced the EX-3024F Intelligent Ethernet Fiber Aggregation Switch, which offers zero-touch deployments, policy-based automation, auto device profiling and segmentation, and a non-blocking line-rate architecture with fully featured L2/L3 switching.

Network management platform

Our cloud-based cnMaestro and cnMaestro X network management platforms provide users with an integrated, intelligent, easy to use tool for end-to-end network management of our portfolio from the network operating center to be managed to the edge of the network by an individual CPE. cnMaestro’s interface allows users to easily onboard large numbers of new devices, configure existing devices, monitor the entire network and troubleshoot.

We continue to enhance our subscription services that complement and rely on cnMaestro. Network Service Edge (NSE) delivers advanced security, network, and SD-WAN services for small and medium enterprise networks. It is integrated into Cambium’s ONE Network solution that enables organizations to deploy and manage security policies across the wireless and wired network, all fully managed and controlled as part of a single framework.

Our Quality of Experience ("QoE") solution, provided by a third party, is hardware agnostic, operating across both wireless and fiber networks, and offers a range of services to network operators utilizing our networking solutions as well as third-party competitive offerings. The subscription-based solution includes granular application shaping, dynamic queue-based rate limiting, congestion management and application insights, which provides broadband service providers with immediate access to the information and controls to optimize end user experiences and be the service provider of choice. With cnMaestro X Assurance, a cloud-based insights engine continuously learns from data reported from cnMaestro-managed devices. AI/ML algorithms are used to identify and predict trending issues across customer sites and proactive alerts are generated. The platform monitors client experience scores and connectivity statistics over time, enabling forensic troubleshooting. With a simple graphical summary presentation, the solution accelerates issue resolution. The system is designed to execute historical issue resolution without any reason to duplicate issues or require packet captures.

Our network planning tools include cnHeat and LINKPlanner. cnHeat is a network planning subscription service that provides a heat map coverage model display of locations that are available for FWB connectivity that aids in network planning. cnHeat utilizes LiDAR or equivalent geospatial data to accurately model the geography being evaluated, coupled with highly accurate RF modeling, to render a visual and quantitative assessment of anticipated RF coverage and performance. cnHeat allows network operators to optimize site selection for coverage, supporting their total cost of ownership and return on investment. LINKPlanner is a comprehensive tool, developed over the past 12 years, used to plan PTP and PMP networks. LINKPlanner allows users to visualize and analyze hypothetical network deployment scenarios to evaluate performance and reliability allowing for cost-effective expansion and deployment of their networks. Cambium Networks Installer is a smartphone app that accelerates the installation and deployment of our fixed wireless products by field technicians.

Sales and marketing

We sell our products primarily through a network of distributors who sell to other channel partners, including value-added resellers, system integrators, and end customers (end users), as well as through our direct sales force. End users include public or private network operators, including broadband and/or wireless LAN managed service providers; broadband internet service providers; mobile network operators; mid-market enterprises, such as education, hospitality, multi-dwelling units, and retail; state and local government; industrial, including energy, mining, rail operators and utilities; and military agencies. Channel partners may work directly with end users to identify their networking needs, and they may also provide installation, configuration, and ongoing support services. As of December 31, 2024, we had over 13,000 channel partners and approximately 140 distributors.

Our sales organization typically engages directly with Internet service providers and enterprise MSPs and certain enterprises even though product fulfillment generally is provided by our channel partners. We also engage in joint selling and marketing with our service provider, system integrator, and reseller channel partners to their customers’ end users. Our sales organization includes field and inside sales personnel, as well as regional technical managers with deep technical expertise who are responsible for pre-sales technical support. As of December 31, 2024, we had 113 sales personnel located in 18 countries. As of December 31, 2025, we had 103 sales personnel located in 20 countries.

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

Our marketing activities can be Cambium Networks-led as well as distributor or channel partner led. Our marketing activities are focused on building brand awareness and generating leads with our target market segments. In addition, we work with our distributors and other channel partners to enable joint marketing that targets enterprise end users. We leverage a broad mix of communications platforms, including website and social media presence, public relations, webinars, trade shows and private events.

Customer support

We provide multiple layers of support: technical support, information-sharing with an experienced community of users, software downloads, warranty services, and repair. We support our enterprise class solutions with a range of flexible service plans and optional 24/7 availability that provide assurance to network operators that their always-on, mission critical communications requirements will be met. With every product purchase, we provide technical support on a best-effort basis. Hardware issues are diagnosed via joint troubleshooting with the end user, and the issue will be addressed according to standard warranty status and the root cause of the issue. This may be sufficient for some customers who can largely manage and operate their network without assistance and hold adequate spares. For others, we provide three support programs staffed by our skilled technical support team and product support engineers to keep the network operating smoothly and efficiently and may provide 24x7x365 technical support and premium warranty support. We allow network operators to select the service level that best meets their needs. Our support organization both aids channel partners in supporting their direct customers and provides select technical support to our end users. Technical support is also available on-line via chat and automated ticketing systems.

We are dedicated to making advanced networking technology accessible and straightforward. We designed a custom ChatGPT AI agent, accessible from our web site, to help users effortlessly explore and understand our diverse range of solutions. Whether looking to optimize current setup, explore new products, or gain insights into best practices, this tool provides users with a high-level understanding to guide decisions.

Training

We provide a wide range of training and educational materials from comprehensive user guides and installation guides to self-directed interactive training, to in-person instructor-led immersion courses to ensure our end-users and channel partners are familiar with the design, implementation, usage, and management of our products. The training and certification system is administered through a learning management system that provides the user a record of course work, exam results, certifications and access to on-demand self-directed training resources that complement instructor-led sessions scheduled frequently around the world.

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

Our Community Forum is moderated by our staff with direct and active engagement by our development engineering and product management personnel. Leveraging the Community Forum, we collect network operator and channel partner feedback on potential product improvements and new product ideas, including through the administration of beta testing on our products. As of December 31, 2024 and December 31, 2025, there were approximately 57,000 and 58,000 active registered forum members on our Community Forum, respectively.

Manufacturing and supply

We rely on third-party contract manufacturers and original design manufacturers for our manufacturing requirements. Our global sourcing strategy emphasizes the procurement of materials and product manufacturing in competitive geographies. For some of our products, we do substantially all of the hardware design work; for other products, we outsource both the hardware design (in whole or in part) and the manufacture of the product; and for several products we distribute and sell a product designed and manufactured by a third party under our name on a white label basis. We generally require that the manufacturing processes and procedures are certified to the International Organization for Standardization ("ISO") 9001 standards.

Our third-party manufacturers typically procure the components needed to build our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based on historical trends and analyses from our sales and product management functions, and are adjusted for overall market conditions. Generally, for our primary third-party manufacturers, we update these forecasts monthly. This allows us to leverage the purchasing power of our third-party manufacturers. Although we provide demand forecasts to our third-party manufacturers, some of our third-party manufacturers may assess charges, or we may have liabilities for excess inventory, if we overestimate our demand. We may be liable to purchase excess products or aged materials from our suppliers following reasonable mitigation efforts, increasing our inventory costs. In addition, if we overestimate demand, we may need to increase future reserves on these commitments if we are not able to convert component inventory to finished goods and sell them to our customers.

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

Cambium, like other companies, has been shifting wireless broadband and general electronic manufacturing from China to Vietnam and Thailand due to rising costs, U.S. and China trade tensions, and geopolitical risks. In addition, in late 2024, Cambium began the transition of the manufacturing of some of its products from Mexico to Thailand. Moving manufacturing from one third-party manufacturer to a new third-party manufacturer in a different country risks quality issues, communication breakdowns, longer lead times, and supply chain disruptions, and Cambium has, during 2025, experienced some disruptions in its supply operations as a result, specifically related to the movement of materials and production to Thailand.

We outsource the warehousing and delivery of our products to a third-party logistics provider for worldwide fulfillment. Our direct fulfillment facilities are in Louisville, Kentucky, Venlo, Netherlands and Hanoi, Vietnam, from which we ship to our distributor partners and network operators.

Research and development

The success of our products to date is due in large part to our focus on research and development. We believe that continued success in the marketplace relies on our ability to regularly bring to the market new and enhanced products employing leading-edge technology that provide value-added business solutions that are secure, easy to configure and maintain that address the needs of the market. Our research and development organization are located primarily in San Jose, California, Hoffman Estates, Illinois, Ashburton, United Kingdom and Bangalore, India. We also work with contract engineers in various locations globally. Our research and development team has deep expertise and experience in wireless technology, antenna design and network architecture and operation. We expect to continue to expand our product offerings and solutions capabilities in the future and to invest significantly in continued research and development efforts. As of December 31, 2024 and December 31, 2025, our research and development organization consisted of 279 and 245 employees, respectively.

Intellectual property

Our success depends in part on our ability to protect our core technology and innovations. We rely on federal, state, common law and international rights, as well as contractual restrictions, to protect our intellectual property. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties, such as Internet service providers, vendors, individuals and entities that may be exploring a business relationship with us. In addition to these contractual arrangements, we also rely on a combination of trade secrets, patents, trademarks, service marks and domain names to protect our intellectual property. These laws, procedures and restrictions provide only limited protection and the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our products are available.

We seek patent protection for certain of our key innovations, protocols, processes and other inventions. As of March 12, 2026, we had 99 issued U.S. patents, and 175 patents issued in various foreign jurisdictions as well as 28 U.S. and 79 foreign patent applications pending. We file patent applications in the United States and other countries where we believe there to be a strategic technological or business reason to do so. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually, are material to our business. We cannot assure that any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of valuable breadth or applicability. In addition, any patents that may be issued may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing upon them.

Our industry is characterized by a large number of filed patents that may be applicable to products in our industry, and frequent claims and related litigation regarding patent and other intellectual property rights has occurred, particularly regarding Wi-Fi technologies. As our company grows, it may be more likely that competitors or other third parties will claim that our products infringe their proprietary rights. In particular, large and established companies in our industry as well as other non-practicing entities have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. From time to time, third parties, including certain of these large companies and other non-practicing entities, may assert patent, copyright, trademark and other intellectual property rights against us, our channel partners or our end customers.

Competition

The markets for FWB and Enterprise Wi-Fi and switching solutions are highly competitive and subject to rapid technological change. We compete in a wide range of related categories, each with its own set of competitors worldwide that vary in size and in the products and solutions offered. We expect competition to persist, intensify and increase in the future. We review our competitive situation as follows:

•
Our cnMaestro network management solution has the ability to manage both FWB edge networking devices (e.g., Wi-Fi, switching), and network security services, in a coordinated and centralized manner. In addition, its API enables operators to integrate specialized services on top of their Cambium Networks infrastructure. As networks become more diverse and complex, cnMaestro’s capability can increasingly become a competitive strength.
•
Our competitors for products and solutions for unlicensed wireless broadband in the sub-7 GHz spectrum bands include Ubiquiti, Tarana Wireless, Radisys/Mimosa Networks, Radwin, and HFCL Group. Competitors in the 3.5 GHz spectrum band, the Citizens Broadband Radio Service in FCC-governed markets, include Airspan Networks and Tarana Wireless, as well as Ericsson (Telefonaktiebolaget LM Ericsson), Nokia, and Baicells Technologies. Our cnWave 60 GHz mmWave point-to-point and point-to-multi-point products compete with Ubiquiti and Ceragon Networks.

•
The landscape for broadband services using licensed spectrum is different. Our competitors in the licensed point-to-point microwave market include Aviat Networks, Ceragon Networks, SIAE Microelettronica, and Nokia, among others. Our cnWave 5G fixed (28 GHz) products compete primarily with Intracom Telecom.
•
Our home Wi-Fi routers are offered to subscribers by our fixed wireless service provider customers. These devices compete with all consumer-grade, home Wi-Fi brands, as well as commercial solutions from companies such as Calix.
•
Our cnReach narrowband fixed wireless IoT products and solutions compete principally with GE MDS and Freewave.
•
Our PON Solution competes with Nokia, Calix, Adtran and others. We offer a smaller-scale system geared towards more rural and campus environments.
•
The success of a FWB network is highly dependent on accurately predicting the performance of each link before it is deployed. We offer a subscription to a cloud-based tool called cnHeat which leverages LiDAR data to build highly accurate link forecasts. The primary competitor to cnHeat is TowerCoverage.com.
•
Our enterprise network edge solutions, which include Wi-Fi, cnMatrix Ethernet switching, and Network Services Edge (NSE) products compete with a wide range of competitors, in some cases the competitor competing with two or more of our products. Ruckus Networks (CommScope), Ubiquiti, Cisco Meraki, Extreme Networks, HPE Aruba, Fortinet, Mist (Juniper Networks), TP-Link, Extreme Networks, and Ruiji Networks, are competitors to our Wi-Fi Access Point portfolio. Our cnMatrix Ethernet switch platform competes with Ubiquiti, MikroTik, Cisco, TP-Link, Extreme Networks, and HPE, among others. Our cnMaestro X network management solution competes with each competitive manufacturers’ management platform at a device-level, but also with system-level solutions developed in-house, or commercial solutions.

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
•
Ability to provide a backward-compatible solution;
•
Broad application across a range of use cases and frequencies;
•
Product quality, functionality, and reliability;
•
Ability to allow centralized management of the solutions to enable better network planning, including scalable provisioning, configuration, monitoring, and complete network visualization;
•
Ability to enable operators to profitably compete on both price and service levels and
•
Ability to provide quality, full-service pre- and post-sales product support.

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
local type approval, or homologation, rules requiring confirmation that our products meet minimum regulatory, technical and safety requirements prior to sale in various countries around the world, for example: European Technical Standards Institute ("ETSI"), Industry Canada ("IC") and Agencia National De Telecommunicatoes ("Anatel").

The applicable regulatory agencies in each jurisdiction adopt regulations to manage spectrum use, establish and enforce priorities among competing uses, limit harmful RF interference and promote policy goals such as broadband deployment. These spectrum regulations regulate allocation, licensing, and equipment authorizations. Since our customers purchase devices to operate in specific spectrum bands allocated by the regulatory authorities, our products must meet the technical requirements set forth for such spectrum allocation(s).

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
•
Tariffs and other rules and policies of countries in which we import our products.
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

Equal employment

At Cambium Networks, we seek to maintain an environment that is open and inclusive, and where our people feel valued, included and accountable. One of our key principles is respecting and developing our people. We are committed to maintaining the highest level of professional and ethical standards in the conduct of our business around the world. As of December 31, 2024, we had approximately 553 full-time employees located in 22 countries, of whom 392 employees are located outside the United States. As of December 31, 2025, we had approximately 486 full-time employees located in 25 countries, of whom 341employees are located outside of the United States. None of our U.S. employees are subject to a collective bargaining agreement. In certain foreign jurisdictions, where required by local law or customs, some of our employees are represented by local workers’ councils and/or industry collective bargaining agreements. We have not experienced any work stoppages, and we consider our relationship with our employees to be good. We have a broad base of diverse talent, and we believe that attracting, developing and retaining the best talent is critical to our success and achievement of our strategic objectives.

Although we work in both remote and hybrid environments, we work collaboratively, without hierarchy, across geographies and functions.

Compensation and benefits

We offer what we believe is a competitive compensation package, tailored to the job function and geography of each employee. Our team is global, and we offer competitive and meaningful compensation and benefits programs that meet the diverse needs of our employees, while also reflecting local market practices. Our U.S. benefits plan includes health benefits, life and disability insurance, various voluntary insurances, flexible time off and leave programs, an employee assistance plan, and a 401(k) plan with a competitive employer match. Our international benefits plans are competitive locally and generally provide similar benefits. We believe our compensation structure aligns with our shareholders’ long-term interests by balancing profitability and growth, as well as current market practices. Competition for qualified personnel in the technology space is intense, and our success depends in large part on our ability to recruit, develop and retain a productive and engaged workforce.

Available information

Cambium Networks was formed in 2011 as Vector Cambium Holdings (Cayman), Ltd., and changed its name to Cambium Networks Corporation in 2018. We conduct our business through Cambium Networks, Ltd., a company organized under the laws of England and Wales, and its wholly-owned subsidiaries. Cambium Networks Corporation holds no material assets other than Cambium Networks, Ltd. and its subsidiaries and does not engage in any business operations. Unless the context otherwise requires, we use "Cambium Networks" to refer to Cambium Networks Corporation and its subsidiaries throughout this Comprehensive Form 10-K. Our headquarters are located at Cambium Networks, Inc. at 2000 Center Drive, Suite A401, Hoffman Estates, Illinois 60192 and our telephone number is (888) 863-5250.

Our Internet address is www.cambiumnetworks.com and our investor relations website is located at http://investors.cambiumnetworks.com. We make available free of charge on our investor relations website under the sub-heading “Financials” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our websites is not incorporated by reference into this Comprehensive Form 10-K. In addition, the public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

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

Risks related to our business

Our ordinary shares have been delisted from Nasdaq and there is no guarantee that our ordinary shares will be regularly traded on the over-the-counter markets.

On March 27, 2026, Nasdaq suspended trading in our ordinary shares on the Nasdaq Global Market due to our failure to comply with the terms of the Hearing Panel’s decision issued on December 3, 2025 and subsequent decisions issued by the Hearing Panel on February 2, 2026 and March 19, 2026 pursuant to which we were granted extensions for continued listing subject to our adherence to certain milestones set forth in the decision to regain compliance with the Filing Rule and the Annual Meeting Rule. Following our request for an additional extension on March 23, 2026, the Hearings Panel issued the Delist Determination stating that our ordinary shares would be suspended at the open of trading on March 27, 2026. In its Delist Determination, Nasdaq confirmed that it intends to file Form 25 Notification of Delisting with the SEC after all applicable appeals periods have lapsed.

Our ordinary shares are now traded on the OTC Expert Market tier. There is no guarantee that our ordinary shares will continue to be traded on the over-the-counter markets, and accordingly, our ordinary shares may become illiquid. In addition, as a result of delisting from the Nasdaq Global Market, we lost an active trading market for our ordinary shares, and the trading market for our ordinary shares on the OTC Expert Market is limited. We face significant material adverse consequences as a result of our ordinary shares not being listed on a national securities exchange, including one or more of the following:

• a limited availability of market quotations for our ordinary shares;

• significantly reduced liquidity and efficiency of the trading market for our ordinary shares;

• holders of our ordinary shares may be unable to sell, and buyers may be unable to purchase, our ordinary shares when they wish to do so;

• a determination that our ordinary shares are considered a “penny stock,” which requires brokers trading in our ordinary shares to adhere to more stringent rules and could possibly result in a reduced level of trading activity in the secondary trading market for our ordinary shares;

• limited amount or complete loss of media, news and analyst coverage; and

• a decreased ability to issue additional securities or obtain additional financing in the future.

Delisting also may reduce the number of investors willing to hold or acquire our ordinary shares and negatively impacts our ability to access equity markets and obtain financing. We believe this reduced liquidity and demand were contributing factors in the substantial decline in our share price after we announced the delisting, and that the failure to be listed will have a continuing material and adverse effect on the trading value of our shares unless and until our shares are listed.

In connection with regaining compliance with our Exchange Act filing obligations, we intend to seek an uplisting of our ordinary shares to trade on Nasdaq, which will require us to meet the initial listing standards for the Nasdaq Capital Market. There are no assurances that we will be able to successfully satisfy the initial listing criteria or, if we are successful, to continue to meet the on-going listing requirements for the Nasdaq Capital Market. In particular, we may face heightened scrutiny from Nasdaq as a result of our history of being unable to meet Nasdaq’s listing requirements and having been a delinquent filer under the Exchange Act, which could delay an uplisting to the Nasdaq Capital Market or prevent us from achieving an uplisting. In addition, we may decide it is not in our shareholders’ best interests to uplist our ordinary shares to the Nasdaq Capital Market once we are current with our SEC reporting requirements.

Moreover, since being delisted from the Nasdaq Global Market, we are no longer subject to certain rules and regulations of Nasdaq. As a result, an investment in our ordinary shares may be riskier than an investment in securities of a company that is listed on a national securities exchange due to the reduced protections such rules and regulations provide shareholders.

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
•
Our ability to timely fulfill orders for our products, which may be impacted by a number of factors, including the inability of our third-party manufacturers and suppliers to meet our demand, including as a result of component or part shortages or delays, difficulties in product manufacturing, yield or quantity, or logistical failures in warehousing and shipping products;
•
The impact of excess inventory held by our channel partners, including the impact on our excess and obsolescence reserves;
•
The impact of tariffs or other trade regulations or restrictions that may be imposed by the U.S. or other governments;
•
The impact of any impairment of goodwill or indefinite-lived intangible assets;
•
Our inability to regain and maintain compliance with the financial covenants and other obligations under our secured Credit Agreement;
•
Our inability to develop, introduce and ship in a timely manner new products and product enhancements, and to anticipate future market demands;
•
Failure of our distributors and channel partners to effectively promote and sell our products or manage their inventory and fulfillment;
•
Our ability to manage our commitments to suppliers effectively;
•
Our ability to timely release high-quality software and software upgrades;
•
The failure to manage technology transitions in relationship with supply chain requirements, which could result in lower revenue or excess inventory and a growth in our obsolete inventory;
•
Our ability to control costs, including our manufacturing and component costs and operating expenses;
•
The impact of component shortages, logistic delays and cost increases in the manufacture or shipment of our products;
•
Changes in the competitive dynamics of our target markets, including new entrants, consolidation and pricing pressures;
•
The inherent complexity, length and associated unpredictability of the sales cycles for our products, including as a result of technology evolution;
•
Announcements made by us or our competitors of new or enhanced products, promotions, or changes in standards;
•
Variation in product costs, prices or mix of products we sell;
•
Product quality issues that could result in increases in product warranty costs and harm to our reputation and brand;
•
Cyber-attacks, data breaches or malware that may disrupt our operations, harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business;
•
The impact of vulnerabilities and critical security defects, on our products;
•
Regulatory uncertainty or changes that may be applicable to or impact sales of our products and services;

•
The impact of health crises or pandemics on our operations, the operations of our third-party manufacturers and suppliers and on our customers and end users;
•
General economic or political conditions or instability in our markets, including global recessions or inflation, wars or other political tensions;
•
Increased expenses resulting from increases in component, production and logistics costs resulting from factors such as global inflationary pressures, shortages in supply or tariffs imposed by the U.S. or other countries on goods and services that are imported;
•
Increasing uncertainty of and tensions in international trade relations and tariffs, including the impact of tariffs adopted by the United States and reciprocal tariffs that may be imposed by other countries; and
•
Wars among countries including between the Ukraine and Russia, increasing tensions between the United States and China, and increasing military activities and tensions between Iran and Israel, the Middle East, and the United States.

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

Our cash from operations may not be sufficient for our future working capital, investments and cash requirements, and we have no remaining liquidity for additional borrowings under our Credit Agreement. If our cash from operations is not sufficient for future working capital needs, we would need to seek additional debt or equity financing or scale back our operations. In addition, we may need to seek additional financing if Bank of America does not continue to work with us as a result of our noncompliance with financial covenants under our Credit Agreement and accelerates the outstanding amounts due, causing the full outstanding balance under the Credit Agreement to become immediately due and payable. We may not be able to access additional capital resources or financing due to a variety of reasons, including the restrictive covenants in our Credit Agreement, the status of our financial condition, or the lack of available capital due to global economic conditions. If our financing requirements are not met and we are unable to access additional financing on favorable terms, or at all, our business, financial condition and results of operations could be materially adversely affected and we could cease as a going concern.

We have several material weaknesses in our internal controls over financial reporting which have resulted in our failure to timely file our financial statements. If we fail to remediate these material weaknesses and maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could continue to be impaired.

As a public company, we are subject to the reporting requirements and other rules and regulations of the SEC and the Sarbanes-Oxley Act, among others. The requirements of these rules and regulations have and will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place strain on our personnel, systems and resources. We were unable to timely file our Annual Report on Form 10-K for the year ended December 31, 2024, or the quarterly reports due during 2025, and may in the future, be unable to timely file our quarterly or annual reports as they come due.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures over financial reporting. We have noted several material weaknesses in our internal controls over financial reporting and have not yet remediated most of these material weaknesses. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures, including controls related to revenue and expense recognition, inventory reserves, accounts receivable, regulatory compliance issues affecting our financial results, litigation and settlements and other matters, that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended (the Exchange Act) is accumulated and communicated to our principal executive and financial officers.

Our current controls have not been effective in preventing these material weaknesses and any new controls we develop may become inadequate because of growth in our business. Further, the weaknesses, including material weaknesses, in our internal controls that have been discovered in the past have not yet been fully remediated, and we have found additional control deficiencies and material weaknesses as of December 31, 2024. We may discover additional weaknesses in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act if we return to accelerated filer status. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our shares.

We have expended and anticipate we will continue to expend significant resources, and we expect to provide significant management oversight, to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting. Any future failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. If our internal controls are perceived as inadequate or we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our share price could decline. For example, due to our failure to maintain compliance with rules of the SEC and The Nasdaq Stock Market, trading in our ordinary shares was suspended on March 27, 2026, and moved to the OTC Expert Market on March 30, 2026. The last reported sale price of our ordinary shares on the OTC Expert Market on March 30, 2026 was $0.13.

Although management is required to report on our internal control over financial reporting, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer a smaller reporting company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and could cause a decline in the price of our shares.

Our credit facility contains restrictive financial covenants that limit our operating flexibility. Our continued failure to comply with all of these financial covenants has caused us to be in default, which could have an adverse effect on our business and prospects.

Our Credit Agreement with Bank of America contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we, among other things, create or assume certain liens; create, incur or assume additional indebtedness, subject to specified permitted debt; make or hold certain investments, subject to certain exceptions; enter into certain mergers, liquidations, consolidations and other fundamental changes, subject to specified exceptions; make certain sales and other disposition of property or assets, including sale and leaseback transactions, subject to certain conditions and exceptions; make certain payments of dividends, share repurchase and other distributions, subject to certain exceptions; and enter into certain transactions with affiliates. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lender or prepay certain amounts under the Credit Agreement. The Credit Agreement also contains certain financial covenants and financial reporting requirements. We are currently not in compliance with certain of the financial or restrictive covenants of our Credit Agreement, including the requirement to timely file periodic reports with the Securities and Exchange Commission ("SEC"). Although we continue to work with Bank of America, we may be unable to regain compliance with covenants under the Credit Agreement. Our obligations under the Credit Agreement are secured by substantially all of our assets and amounts due under the Credit Agreement mature and become fully due and payable in November 2026. We may not be able to generate or sustain sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the Credit Agreement. If Bank of America accelerates amounts owing under the Credit Agreement because of our default, and we are unable to pay the accelerated amount due, Bank of America has the right to foreclose on substantially all of our assets. In the event of a liquidation, Bank of America would be repaid the outstanding principal and interest owed to it prior to distribution of assets to unsecured creditors, and the holders of our shares would receive a portion of any liquidation proceeds only if all of our creditors, including our secured lender, were first repaid in full. Furthermore, our future working capital, proceeds of borrowings or proceeds of equity financings could be required to be used to repay or refinance the amounts outstanding under the Credit Agreement and, therefore, may be unavailable for other purposes.

We have been and continue to be unable to meet our financial covenants under our Credit Agreement, which creates doubt about our ability to continue as a going concern.

We are subject to compliance with financial covenants under our Credit Agreement with Bank of America. We are not in compliance with several of our financial covenants. There is uncertainty as to our ability to continue to meet the financial covenants in future periods. We continue to work with the bank to address our noncompliance with these covenants. If the bank is unwilling to come to an acceptable resolution of these non-payment defaults, Bank of America could declare the amounts outstanding thereunder immediately due and payable, and we may not be able to obtain a waiver of such a default or otherwise pay or refinance the indebtedness. Should we be unable to obtain a waiver or otherwise refinance our indebtedness, we may be unable to continue as a going concern.

We are actively taking actions to improve our profitability and to work with Bank of America to resolve our defaults under the Credit Agreement. These actions include deferral of expenditures, and cost reductions to align our cost structure with current revenue levels. Any of these measures may have an adverse impact on our ability to execute our business plan, take advantage of future opportunities, fund research and development initiatives, or respond to competitive pressures or unanticipated financial requirements. The ultimate success of any such actions in sustaining our ability to continue as a going concern cannot be assured.

There is substantial doubt about our ability to continue as a going concern; accordingly, holders of our ordinary shares could suffer a total loss of their investment.

As a result of our continued noncompliance of covenants under our credit agreement, as well as a continued decline in our available cash, in the absence of additional sources of liquidity, there is substantial doubt about our ability to continue as a going concern. Although we continue to explore additional sources of liquidity, we are unable to determine at this time whether any of these potential sources of liquidity will be available to us or if available, individually or taken together, will be sufficient to address our liquidity needs. Due to these factors, substantial doubt exists about our ability to continue as a going concern.

In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to pursue a restructuring of our liabilities, and in the event of a future liquidation or bankruptcy proceeding, holders of our ordinary shares would likely suffer a total loss of their investment.

The introduction of new products and technology is key to our success, and if we fail to predict and respond to emerging technological trends and network operators’ changing needs, we may be unable to remain competitive.

The wireless broadband market is generally characterized by rapidly evolving technology, changing needs of network operators, evolving regulations and industry standards and frequent introductions of new products and services. Historically, new product introductions have been a key driver of our revenue growth. To succeed, we must effectively anticipate and adapt in a timely manner to network operator requirements and changing standards and regulatory requirements and continue to develop or acquire new products and features that meet market demands, technology trends and evolving regulatory requirements and industry standards. Our new product development may also be driven by component shortages that may require us to redesign our products. Our ability to keep pace with technological developments, satisfy increasing network operator requirements, and achieve product acceptance depends upon our ability to enhance our current products and develop and introduce or otherwise acquire the rights to new products on a timely basis and at competitive prices. The process of developing new technology is complex and uncertain and can take time to develop as well as to perfect once released. The development of new products and enhancements typically requires significant upfront investment, which may not result in material improvements to existing products or result in marketable new products or cost savings or revenues. Network operators have delayed, and may in the future delay, purchases of our products while awaiting release of new products or product enhancements. In addition, the introduction of new or enhanced products requires that we carefully manage the transition from older products to minimize disruption in channel partner ordering practices and maintain compatibility between older and newer versions of our products. If we fail to anticipate industry trends and evolving regulations by developing or acquiring rights to new products or product enhancements and timely and effectively introducing such new products and enhancements, or network operators do not perceive our products to have compelling technological advantages, our business would be adversely affected.

The introduction of recent technologies, such as generative AI models, and the changes in regulations related to AI, cybersecurity, privacy, and data protection and our ability to effectively utilize or incorporate these technologies into our products may impact the success of our product development efforts. If the market for these new technologies does not develop as anticipated, or if we are unable to develop products incorporating new technologies, the potential demand for our products may decrease and our business, results of operation and prospects could be materially adversely affected.

Enhanced United States tax, tariff, import/export restrictions, regulations or other trade barriers, including any such restrictions, regulations, or trade barriers adopted by other governments, may have a negative effect on global economic conditions, financial markets and our business.

Because our products are manufactured outside of the U.S., the import of our products may be affected by changes in applicable tariffs. Our products are primarily manufactured in Taiwan, Vietnam, Philippines and Thailand, and we procure some of our products from China. The U.S. government has enacted, and then partially stayed, significantly increased tariffs on products imported from each of these jurisdictions and has imposed greatly increased tariffs on products imported from China. The governments of China, and other countries, have imposed reciprocal tariffs on the import of U.S. origin products imported into their countries. Significant uncertainty remains with respect to trade policies, treaties, tariffs and taxes. In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Power Act ("IEEPA") were not authorized by the statute. The U.S. government then imposed additional non-IEEPA global Section 122 tariffs. The U.S. government has and may continue to issue significant changes in U.S. trade policy and may take actions that could negatively impact U.S. trade, including communications equipment products and components manufactured and imported from other countries. In response, countries subject to increased tariffs by the U.S. have and may continue to retaliate by actions such as the adoption of various trade related measures including imposing tariffs on imports into such countries from the United States. Other governments may also adopt trade policies, treaties, tariffs or taxes that may adversely impact our products, or services, increasing our costs or adversely impacting our ability to trade within that country. An increase in trade-related costs associated with these imports may impair the profitability of our international production, may strain our suppliers' ability to source components necessary for the production of our products, and is likely to increase our manufacturing costs. We may not be able to pass on the full amount of these trade-related costs to our customers, which could impact our profitability or our competitive position. If we do pass along these costs, our customers may curtail the purchase of our products, which could adversely impact our future sales.

The U.S. government has also enacted controls restricting the ability to send certain products and technology related to semiconductors, semiconductor manufacturing, and supercomputing to China without an export license. These controls also apply to certain hardware containing these specified integrated circuits. Other foreign governments may in turn impose similar or more restrictive controls. The U.S. government continue to add additional entities, to restricted party lists impacting the ability of U.S. companies to provide items to these entities. These controls or any additional restrictions may impact our ability to export certain products, prohibit us from selling our products to certain of our customers or restrict our ability to use certain Integrated Circuits ("ICs") in our products.

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

The relatively fluid regulatory environment globally and uncertainty how the U.S. government or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations. We cannot predict what actions may ultimately be taken with respect to trade relations between the U.S. and China or other countries, what products may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use components for inclusion in our products, if component prices increase significantly, or if we are unable to sell our products to any of our customers, our business, liquidity, financial conditions or results of operations would be materially and adversely affected.

Adverse economic conditions, continuing uncertain economic conditions or reduced information technology and network infrastructure spending may adversely affect our business, financial condition, results of operations and prospects.

Our business depends on the overall demand for wireless network technology and on the economic health and general willingness of our current and prospective end-customers to make those capital commitments necessary to purchase our products. Weak domestic or global economic conditions and continuing economic uncertainty, fear or anticipation of such conditions, inflation, a recession, international trade disputes, political tensions, global pandemics, or a reduction in information technology and network infrastructure spending, have from time to time contributed, and may continue to contribute, to slowdowns in the markets in which we compete. As a result, we could experience reduced demand for our products as a result of constraints in capital spending, longer sales cycles, increased price competition for our products including lower sales prices, risk of excess and obsolete inventories, risk of supply constraints, and higher overhead costs as a percentage of revenue, which could adversely affect our business, financial condition, results of operations and prospects. If the conditions in the U.S. and global economies deteriorate, become uncertain or volatile, if inflationary pressures continue, our business, operating results and financial condition may be materially adversely affected. In particular, we cannot be assured of the level of spending on wireless network technology, the deterioration of which would have a material adverse effect on our results of operations and growth rates. The purchase of our products or willingness to replace existing infrastructure is discretionary and highly dependent on a perception of continued rapid growth in consumer usage of mobile devices and in many cases involves a significant commitment of capital and other resources. Therefore, weak economic conditions or a reduction in capital spending would likely adversely impact our business, operating results and financial condition. In addition, if interest rates rise or foreign exchange rates weaken for our international customers, overall demand for our products and services could decline and related capital spending may be reduced. Furthermore, any increase in worldwide commodity prices may result in higher component prices for us and increased shipping costs, both of which may negatively impact our financial results.

Terrorism, war, and other events may harm our business, operating results and financial condition.

The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the on-going Russia-Ukraine war, and tensions in the Middle East including Iran, Israel and Syria), and other events such as economic sanctions and trade restrictions may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition. The Russia-Ukraine conflict, the ongoing conflict between Israel, Palestine and other areas of the Middle East, war in Iran and surrounding countries, as well as other areas of geopolitical tension around the world, or the worsening of these conflicts or tensions, may materially adversely affect our customers, vendors, and partners. The duration and extent to which these factors may impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.

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

In all our markets, we compete with a number of wireless equipment providers worldwide that vary in size and in the products and solutions offered. Some of the competitors in our markets include the following:

•
Our competitors for products and solutions for unlicensed wireless broadband in the sub-7GHz spectrum bands include Ubiquiti, Tarana Wireless, Mimosa Networks, Radwin and HFCL Group. Competitors in the 3.5 GHz spectrum band, the Citizens Broadband Radio Service in FCC-governed markets, include Airspan Networks, but also Ericsson (Telefonaktiebolaget LM Ericsson), Nokia and Baicells Technologies. Our cnWave 60 GHz mmWave point-to-point and point-to-multi-point products compete with Ubiquiti and Ceragon Networks.
•
Our competitors in the licensed point-to-point microwave market include Aviat Networks, Ceragon Networks, SIAE Microelettronica, NEC, Nokia, among others. Our cnWave 5G fixed (28 GHz) products compete primarily with Intracom.
•
Our home Wi-Fi routers are offered to subscribers by our fixed wireless service provider customers. These devices compete with all consumer-grade, home Wi-Fi brands.
•
Our PON Solution competes with Nokia, Calix, Adtran and others. We offer a smaller scale system geared towards more rural and campus environments.
•
Our cnReach narrowband fixed wireless IoT products and solutions compete principally with GE MDS and FreeWave Technologies.
•
Our enterprise network edge solutions, which include Wi-Fi, cnMatrix Ethernet switching, and NSE products compete with a wide range of competitors, in some cases the competitor competing with two or more of our products. Ruckus (CommScope), Ubiquiti, Cisco Meraki, Extreme Networks, HPE Aruba, Fortinet, Mist (Juniper Networks), and Ruijie NetworksS, are competitors to our Wi-Fi Access Point portfolio. Our cnMatrix wireless aware Ethernet switch platform competes with Ubiquiti, Ruckus, MikroTik, Cisco, and HPE, among others. Our cnMaestro X network management solution competes with each competitive manufacturers’ management platform at a device-level, but also with system-level solutions developed in-house, or commercial solutions.

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

We expect increased competition from our current competitors, as well as from new companies that may enter our markets. Several industries are now competing for end customers in traditional fixed wireless access markets, including Low Earth Orbit satellites, fiber operators, and mobile network operators providing fixed wireless. This is putting pressure on our traditional WISPs, who may respond by diverting capital spend to other areas, which may impact our business. Further, we have in the past and may again experience price competition from lower cost vendors selling to network operators that have lower budget or less demanding applications than our products have been designed to serve. We also expect that even higher cost competitors may engage in price competition to establish greater market share, which may adversely affect our ability to grow our revenues and profitability. Competition could result in loss of market share, increased pricing pressure, reduced profit margins, or increased sales and marketing expense, any of which would likely cause serious harm to our business, operating results or financial condition.

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

Competitive pressures may also result from our inability to manufacture products meeting country of origin or country of manufacture requirements increasingly imposed by countries or end users. We may be unable to meet these location of manufacture requirements, which may adversely impact our ability to compete with other competitors who can. The success of new products depends on several factors, including appropriate new product definition, component costs, timely completion and introduction of products, differentiation of new products from those of our competitors and market acceptance of these products. We may not be able to successfully anticipate or adapt to changing technology on a timely basis, or at all.

If our distributors do not effectively manage inventory of our products, fail to timely resell our products or overestimate expected future demand, they may reduce purchases in future periods, causing our revenues and operating results to fluctuate or decline.

Our distributors purchase and maintain inventories of our products to meet future demand and have only limited rights to return the products they have purchased from us. Our channel partners are not generally committed to volume purchases of our products in any period, although some of our products carry minimum order quantities. Accordingly, if, as we have recently experienced, our channel partners purchase more product than is required to meet demand in a particular period, causing their inventory levels to grow, they may delay or reduce additional future purchases, causing a reduction in expected future revenues, our quarterly results to fluctuate, and adversely impacting our ability to accurately predict future earnings.

Our gross margin varies from period to period, is difficult to predict and may decline in the future.

Our gross margin varies from period to period, may be difficult to predict and may decline in future periods. Variations in our gross margin are generally driven by shifts in the mix of products we sell, the timing and related cost of fulfilling orders and other factors, including actions taken to reduce channel inventory or speed product delivery such as increased discounts. In addition, the market for wireless broadband solutions is characterized by rapid innovation and declining average sale prices as products mature in the marketplace. The sales prices and associated gross margin for our products may decline due to change in sales strategy, competitive pricing pressures, demand, promotional discounts and seasonal changes in demand. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. If we meet such price reductions but do not similarly reduce our product manufacturing costs, our margins would decline. Any decline in our gross margins could have an adverse impact on our results of operations and the trading price of our shares.

If we are not able to effectively forecast demand or manage our inventory, we may be required to record write-downs for excess or obsolete inventory.

We maintain limited inventory of finished goods and, to a lesser extent, raw materials and forecast demand from our third-party manufacturers in amounts that we believe are sufficient to allow timely fulfillment of sales, subject to the impact of supply shortages. Growth in our sales and new product launches may require us to build inventory in the future. Higher levels of inventory expose us to a greater risk of carrying excess or obsolete inventory, which may in turn lead to write-downs. We may also record write-downs in connection with the end-of-life for specific products. Our distributors may increase levels of inventory to meet supply shortages or expected demand; if demand decreases in future periods, we may end up with excess channel inventory, leading to reductions in future period orders from our distributors. We endeavor to obtain information on inventory levels and sales data from our distributors. This information has been generally difficult to obtain in a timely manner, and we cannot always be certain that the information is reliable. If we over forecast demand, we may build excess inventory, incur increased costs to our suppliers for excess demand, and we may not be able to decrease our expenses in time to offset any shortfall in revenues, which could harm our ability to achieve or sustain expected results of operations and could lead to increased excess and obsolescence reserves, such as we recently experienced. If we under forecast demand, our ability to fulfill sales orders will be compromised and sales to distributors may be deferred or lost altogether, which may impair our distributor relationships, would reduce our revenues and could harm our ability to achieve or sustain expected results of operations.

Decisions to increase or maintain higher inventory levels are typically based upon uncertain forecasts or other assumptions. Because the markets in which we compete are volatile, competitive and subject to rapid technology and price changes, if the assumptions on which we base these decisions turn out to be incorrect, our financial performance could suffer and we have in the past and could in the future be required to write-off the value of excess products or components inventory. In addition, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us, such as forecasted demand. We may be liable to purchase excess products or aged material from our suppliers following reasonable mitigation efforts, resulting in an adverse impact on our cash flows, operating expenses, results of operation and financial condition. Over the course of 2024, we worked to manage our inventory closely, resulting in a reduction in finished goods inventory, raw materials and supplier commitment, but also required additional capital to cover and manage past liabilities. If we are unable to manage our inventory or commitments to suppliers in the future, we could be required to record additional charges, which would adversely affect our operating results and financial condition.

We rely on third-party manufacturers, which subjects us to risks of product delivery delays and reduced control over product costs and quality.

We outsource the manufacturing of our products to third-party manufacturers pursuant to which the third parties manufacture and supply our products subject to orders from us often based on our demand forecasts. Our agreements do not typically obligate our third-party manufacturers to supply products to us in specific quantities or for an extended term, which could result in short notice to us of supply shortages and increases in the prices we are charged for manufacturing services. Our reliance on third-party manufacturers reduces our control over the manufacturing process, including reduced control over quality, product costs and product supply and timing. From time to time, we have experienced and may in the future experience delays in shipments or issues concerning product quality from our third-party manufacturers. For example, during 2025, as a result of a change of a third-party manufacturer for some of our products, we experienced delays in full commencement of production at the new location, as well as product quality problems, resulting in our inability to meet all orders for our product and a reduction in revenue over the period. We expect to continue to experience these supply shortages into 2026. If any of our third-party manufacturers suffer interruptions, delays or disruptions in supplying our products, including by natural disasters or work stoppages or capacity constraints, our ability to ship products to distributors and network operators would be delayed. Additionally, if any of our third-party manufacturers experience quality control problems in their manufacturing operations and our products do not meet network operators’ requirements, we could be required to cover cost of the repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative impact on our operating results. In addition, such delays or issues with product quality could harm our reputation and our relationship with our channel partners.

Because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, our third-party manufacturer may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacture of our products, delays in shipments and deferral or loss of revenues. If foundries experience capacity shortages they may respond by allocating existing supply among their customers, including us. Memory, in particular, is becoming challenging in light of capacity being used for AI. While current limitations are around DDR4 (used in some of our newer products), this is likely to spread to DDR3 memory and much of our product lines. Previous capacity shortages coupled with an increase in demand for affected products, due in part to a global increase in demand for bandwidth, resulted in supply shortages that caused increased lead times for some of our products. If our third-party manufacturers experience financial, operational, manufacturing capacity or other difficulties, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers and we may be required to re-design our products. It would be time-consuming and costly, and could be impracticable, to begin to use new manufacturers and designs and such changes could cause significant interruptions in supply and could have an adverse impact on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales, delayed revenues or an increase in our costs, which could materially and adversely affect our business and operating results.

We outsource manufacturing to third-party manufacturers operating outside of the U.S., subjecting us to risks of international operations.

Our third-party manufacturers predominantly operate outside of the U.S. causing us to face risks to our business based on changes in tariffs, trade barriers, export regulations, political conditions and contractual restrictions, such as recently announced tariffs by the U.S. government and reciprocal tariffs announced by other governments, particularly tariffs on goods imported from China, Taiwan, Vietnam or Thailand. Products that we have manufactured for us in countries outside of the US may also be subject to any uncertainty of trade relations between such countries and the United States or other shipping destinations. Such uncertainties could cause the cost of our products to rise or result in our inability to continue to manufacture in such country, resulting in a need to find alternative sources of manufacture, such as our recent move from manufacturing in China and Mexico to Vietnam and Thailand. Any change in manufacturer could result in the delay in the manufacture and supply of our products, increase our cost of manufacture, and cause a delay in our shipments to customers and a delay or cancellation of orders. Our future operating results and financial condition could be materially affected to the extent any of these actions occur.

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

In addition, we currently depend on a limited number of suppliers for several critical components for our products, and in some instances we use sole or single source suppliers for components to simplify design and fulfillment logistics. Neither we nor our third-party manufacturers carry a substantial inventory of our product components. Many of these components are also widely used in other product types or by other companies. Shortages are possible and our ability to predict the availability of such components may be limited. In the event of a shortage or supply interruption from our component suppliers, we or our third-party manufacturers may not be able to develop alternate or second sources in a timely manner, on commercially reasonable terms or at all, and the development of alternate sources may be time-consuming, difficult and costly. Any resulting failure or delay in shipping products could result in lost revenues and a material and adverse effect on our operating results. If we are unable to pass component price increases along to our end customers or maintain stable pricing, our gross margins could be adversely affected and our business, financial condition, results of operations and prospects could suffer.

We may face increased costs or other logistics challenges in the shipment of our products, which may increase the cost of revenues or result in a delay in shipments to customers.

Logistics challenges may impact our operations, for example, as a result of container shortages which may impact availability of containers, and increased carriage costs, resulting in increases in relevant freight costs, all at a time when global demand may increase. Ports may experience increasing lead times with delays in the container freight market due to port delays, worker shortages or the impact of any global pandemic. These logistics and freight challenges and increasing costs could have a material adverse effect on our ability to meet customer delivery requirements, result in increased costs and adversely affect our business, financial condition, results of operations and prospects.

Our third-party logistics and warehousing provider may fail to deliver products to our channel partners and network operators in a timely manner, which could harm our reputation and operating results.

We rely on our third-party logistics and warehousing provider, with distribution hubs including in the United States, the Netherlands and Vietnam, to fulfill the majority of our worldwide sales and deliver our products on a timely basis. Any change in the location of our distribution hubs, and any delay in delivery of our products to distributors or network operators could create dissatisfaction, harm our reputation, result in the loss of future sales and, in some cases, subject us to penalties. A change in the location of our distribution centers may result in delays in our ability to ship products to customers from such newly established distribution centers or adversely impact our ability to meet import or export requirements. We rely on our third-party logistics and warehousing provider to accurately segregate and record our inventory for us and to report to us the receipt and shipments of our products. Our third-party logistics and warehousing provider also manages and tracks the delivery of our products from the warehouse and safeguards our inventory, which accounts for a vast majority of our inventory balance. The failure of our third-party logistics and warehousing provider to perform these key tasks sufficiently, or any disruption to its business as a result of restrictions imposed as a result of health crises, natural disasters, work stoppages, cyber-attacks or other business disruptions, could disrupt their operations and therefore the shipment of our products to channel partners or end users or cause errors in our recorded inventory or in our customs or other regulatory documentation, any of which could adversely affect our business and operating results.

We rely on distributors and value-added resellers for the substantial majority of our sales, and the failure of our channel partners to promote and support sales of our products would materially reduce our expected future revenues.

We rely on distributors for a substantial majority of our sales and our future success is highly dependent upon establishing and maintaining successful relationships with distributors and other channel partners. Recruiting and retaining qualified distributors and training them in our technology and products require significant time and resources. Our reliance on distributors for sales of our products results in limited visibility into demand and channel inventory levels, which in turn adversely impacts our ability to accurately forecast our future revenues. By relying on our channel partners, we may have less contact with end users, thereby making it more difficult for us to establish brand awareness, service ongoing network operator requirements and respond to evolving needs for new product functionality.

Sales through distributors have been highly concentrated in a few distributors, with over 37%, and 34% of our revenues in 2023 and 2024, respectively, coming from our three largest distributors in each year. In addition, certain of our distributors may rely disproportionately on sales to a small number of end customers. Termination or degradation of a relationship with a major distributor, or of a distributor with its major customer, could result in a temporary or permanent material loss of revenues. We may not be successful in finding other distributors on satisfactory terms, or at all, and our distributors may fail to maintain or replace business with their major customer, either of which could adversely affect our ability to sell in certain geographic markets or to certain network operators, adversely impacting our revenues, cash flow and market share.

We generally do not require minimum purchase commitments from our distributors, and our agreements do not prohibit our distributors from offering products or services that compete with ours or from terminating our contract on short notice. Many of our channel partners also sell products from our competitors. Some of our competitors may have stronger relationships with our channel partners than we do and we have limited control, if any, over the sale by our distributors of our products instead of our competitors’ products, or over the extent of the resources devoted to market and support our competitors’ products, rather than our products or solutions. Our competitors may be more effective in providing incentives to existing and potential distributors to favor their products or to prevent or reduce sales of our products. Our failure to establish and maintain successful relationships with our distributors would materially and adversely affect our business, operating results and financial condition.

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

Our products are technologically complex and, when deployed, are critical to network operations. Our products rely on our proprietary embedded software and have in the past contained and may in the future contain undetected errors, bugs or security vulnerabilities, or suffer reliability or quality issues. Some defects in our products may only be discovered after a product has been installed and used by network operators. Any errors, bugs, defects, security vulnerabilities or quality or reliability issues discovered in our products after commercial release could result in increased warranty claims, damage to our reputation and brand, loss of market shares or loss of revenues, any of which could adversely affect our business, operating results and financial condition. In addition, our products operate in part in outdoor settings and must withstand environmental effects such as severe weather, lightning or other damage. Our products may also contain latent defects and errors from time to time related to embedded third-party components.

We have in the past and may in the future become subject to warranty claims that may require us to make significant expenditures to repair or replace defective products or redesign our products to eliminate product vulnerabilities. We may in the future also be the subject of product liability claims. Such claims could require a significant amount of time and expense to resolve and defend against and could harm our reputation by calling into question the quality of our products. We also may incur costs and expenses relating to a recall of one or more of our products. The process of identifying recalled products that have been widely distributed may be lengthy and require significant resources and we may incur significant replacement costs, contract damage claims from network operators and harm to our reputation. Additionally, defects and errors may cause our products to be vulnerable to security attacks, cause them to fail to help secure networks or temporarily interrupt network traffic. Although we disclaim responsibility for certain warranty and product liability claims as well as product recalls or security problems, any substantial costs or payments made in connection with warranty and product liability claims, product recalls or security problems could cause our operating results to decline and harm our brand.

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
•
selling to government entities may require us to comply with various regulations that are not applicable to sales to non-government entities, including regulations that may relate to pricing, classified material and other matters, other requirements relating to compliance with regulatory matters or requirements regarding the development and maintenance of programs such as small business subcontracting, or compliance with EEOC or environmental requirements. Complying with such regulations may also require us to put in place controls and procedures to monitor compliance with the applicable regulations that may be costly or not possible;
•
purchases by the U.S. and other governments may be subject to technological changes including changes in required standards that must be met, that are not required of non-governmental sales;
•
the U.S. government may require certain products that it purchases be manufactured in the United States and other relatively high-cost manufacturing locations under Buy American Act, Trade Agreements Act or other regulations, and we may not manufacture all products in locations that meet these requirements, which may preclude our ability to sell some products or services; and
•
governments may investigate and audit government contractors’ administrative and financial processes and compliance with laws and regulations applicable to government contractors, and any unfavorable audit could result in fines, civil or criminal liability, damage to our reputation and suspension or debarment from further government business.

The occurrence of any of the foregoing could cause governments and governmental agencies to delay or refrain from purchasing our products in the future, which could materially and adversely affect our operating results.

We generate a significant amount of revenues from sales outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.

We have extensive international operations and generate a significant amount of revenue from sales to channel partners in Europe, the Middle East and Africa, Asia-Pacific and South America. For example, sales outside of the United States accounted for 40% of total revenues in 2023 and 50% in 2024. We rely on our third-party logistics and warehousing provider, with distribution hubs currently in the United States, the Netherlands and Vietnam to fulfill the majority of our worldwide sales and to deliver our products to our customers. We have estimated the geographical distribution of our product revenues based on the ship-to destinations specified by our distributors when placing orders with us. Our ability to grow our business and our future success will depend on our ability to continue to expand our global operations and sales worldwide.

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

We generate a substantial majority of our revenues through sales to our distributors. Distributors may not have the resources required to meet payment obligations or may delay payments if their end customers are late making payments. Our exposure to credit risks of our channel partners and their end customers may increase if such entities are adversely affected by global or regional economic conditions. Given the broad geographic coverage of our distributor relationships, we have in the past and may in the future experience difficulties surrounding the collection of payments. Any significant delay or default in the collection of significant accounts receivable could result in the need for us to obtain working capital from other sources and could adversely impact our operating results and financial condition.

If we do not effectively deploy and train our direct sales force, we may be unable to increase sales.

Although we rely on channel partners to fulfill the substantial majority of our sales, our direct sales force plays a critical role driving our sales through direct engagement with network operators. Although we have recently experienced reductions in our workforce, including in our sales force, we have invested and will from time to time continue to invest in our sales organization. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, retaining and integrating sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take significant time before they achieve full productivity. Our recent hires may not become productive as quickly as we expect, and we may be unable to hire and retain sufficient numbers of qualified individuals needed to increase our sales. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire do not achieve expected levels of productivity, our business, operating results and financial condition could be materially adversely affected.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenues are difficult to predict and may vary substantially from period to period.

Our sales efforts involve educating channel partners and network operators about the technical capabilities, applications and benefits of our products. Network operators typically require long sales cycles to select a product supplier and place sales orders. The sale process usually begins with an evaluation, followed by one or more network trials, followed by vendor selection and finally installation, testing and deployment. Network operator purchasing activity depends upon the stage of completion of expanding network infrastructures and the availability of funding, among other factors. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. In addition, purchases of our products are frequently subject to budget constraints, multiple approvals, unplanned administrative processing and other delays. Moreover, the evolving nature of the market may lead prospective network operators to postpone their purchasing decisions pending resolution of network standards or adoption of technology by others. Network operators may also postpone a purchase decision pending the release of new or enhanced products by us or others. As a result, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenues from a sale will be recognized, resulting in lumpy sales from period to period. Our operating results may therefore vary significantly from quarter to quarter.

The loss of key personnel or an inability to attract, retain and motivate qualified personnel may impair our ability to expand our business.

Our success is substantially dependent upon the continued service and performance of our senior management team and key product development, technical, marketing and production personnel. Our employees, including our senior management team, are generally at-will employees, and therefore may terminate employment with us at any time with no advance notice. The replacement of any members of our senior management team or other key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. As a result of our current financial status, we are experiencing increased employee turnover, including involuntary turnover in our efforts to reduce operating expenses.

Our future success also depends, in part, on our ability to continue to attract and retain highly skilled personnel. Competition for highly skilled personnel is frequently intense, particularly for highly skilled research and development personnel. Any failure to successfully attract or retain qualified personnel to fulfill our current or future needs may negatively impact our growth.

We may acquire other businesses or divest assets, which could require significant management attention, disrupt our business, dilute shareholder value and adversely affect our operating results.

To execute our business strategy, we may acquire or make investments in complementary companies, products or technologies. Our integration of acquired businesses may not be successful and we may not achieve the benefits of the acquisition. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete additional acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by our channel partners, investors and financial analysts. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenues and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may be unable to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel or accurately forecast the financial impact of an acquisition transaction, including unexpected liability or accounting charges. We may pay cash, incur debt or issue equity securities to pay for any future acquisition, each of which could adversely affect our financial condition or the value of our shares. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

In addition, we may divest assets in order to raise financing, provide additional working capital or satisfy obligations to our secured lender, which could require significant management attention, disrupt our business, dilute shareholder value and adversely impact our operating results.

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

Our products are subject to governmental regulations in a variety of jurisdictions. To achieve and maintain market acceptance, our products must comply with these regulations as well as a significant number of industry standards. In the United States, our products must comply with various regulations defined by the Federal Communications Commission ("FCC"), Underwriters Laboratories and others. We must also comply with similar international regulations, particularly those issued by the European Telecommunications Standards Institute ("ETSI"), as such directives are or may be adopted as regulations by governments in member states. In addition, radio emissions, such as our products, are subject to health and safety regulation in the United States and in other countries in which we do business, including by the Center for Devices and Radiological Health of the Food and Drug Administration, the Occupational Safety and Health Administration and various state agencies. Member countries of the European Union have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions, and chemical substances and use standards. As these regulations and standards evolve, and if new regulations or standards are implemented, we could be required to modify our products or develop and support new versions of our products, and our compliance with these regulations and standards may become more burdensome. The failure of our products to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay the introduction of our products, which could harm our business. Changes in standards could cause our products to be required to be redesigned in order to meet these changing standards. Foreign regulatory agencies may delay or fail to certify our products for political or other reasons other than product quality or performance. Network operator uncertainty regarding future policies may also affect demand for wireless broadband products, including our products. Our inability to alter our products to address these requirements and any regulatory changes may have a material adverse effect on our business, operating results and financial condition.

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

A substantial portion of our product portfolio operates in unlicensed RF spectrum, which is used by a wide range of consumer devices and is becoming increasingly crowded. If such spectrum usage continues to increase through the proliferation of consumer electronics and products competitive with ours, the resultant higher levels of noise in the bands of operation our products use could decrease the effectiveness of our products, which could adversely affect our ability to sell our products. Our business could be further harmed if currently unlicensed RF spectrum becomes licensed in the United States or elsewhere. Network operators that use our products may be unable to obtain licenses for RF spectrum. Even if the unlicensed spectrum remains unlicensed, existing and new governmental regulations may require us to make changes to our products. For example, to provide products for network operators who utilize unlicensed RF spectrum, we may be required to limit their ability to use our products in licensed or otherwise restricted RF spectrum. The operation of our products by network operators in the United States or elsewhere in a manner not in compliance with local law could result in fines, operational disruption, or harm to our reputation.

If we do not successfully anticipate technological shifts and develop products and product enhancements that meet these technological shifts in a timely manner, we may not be able to compete effectively and our results of operations, financial conditions and prospects may suffer.

We must continue to enhance our existing products and develop new technologies and products that address emerging technological trends, evolving industry standards and changing end-customer needs. The process of enhancing our existing products and developing new technology is complex and uncertain, and new offerings require significant upfront investment that may not result in material design improvements to existing products or result in marketable new products or costs savings or revenue for an extended period of time, if at all.

In addition, new technologies could render our existing products obsolete or less attractive to customers, and our business, financial condition, results of operations and prospects could be materially adversely affected if such technologies are widely adopted.

In the past several years, we have announced a number of new products and enhancements to our products and services. The success of our new products depends on several factors including, but not limited to, addressing spectrum requirements, developing

Wi-Fi standards such as Wi-Fi 7, the development of product features that sufficiently meet end-user requirements, our ability to manage the risks associated with new product production ramp-up issues (and old product ramp-down cleanliness), component costs, availability of components, timely completion and introduction of these products, prompt solution of any defects or bugs in these products, our ability to support these products, differentiation of new products from those of our competitors and market acceptance of these products. If we are unable to successfully manage our product introductions or transitions, or if we fail to penetrate new markets, as a result of any of these or other factors, our business, financial condition, results of operations and prospects could be adversely affected. Should we move too early or too late on any of these technology evolutions, we would be materially adversely affected in the market.

We may not be able to successfully anticipate or adapt to changing technology or end-customer requirements on a timely basis, or at all. If we fail to keep up with technology changes or to convince our customers and potential customers of the value of our solutions even in light of new technologies, we may lose customers, decrease or delay market acceptance and sales of our present and future products and services and materially and adversely affect our business, financial condition, results of operations and prospects.

We are subject to governmental export and import controls that could impair our ability to compete in international markets and subject us to liability if we are not in compliance with applicable laws.

Our technology and products are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. customs regulations, the economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and applicable U.K., EU and Netherlands export and import laws and regulations as well as applicable regulations in jurisdictions from which we ship products. Exports, re-exports and transfers of our products and technology must be made in compliance with these laws and regulations. U.S., U.K. and EU export control laws and economic sanctions include a prohibition on the shipment of certain products and technology to embargoed or sanctioned countries, governments and persons. We take precautions to prevent our products and technology from being shipped to, downloaded by or otherwise transferred to applicable sanctions targets, but our products could be shipped to those targets by our channel partners despite such precautions. If our products are shipped to or downloaded by sanctioned targets in the future in violation of applicable export laws, we could be subject to government investigations, penalties and reputational harm. Certain of our products incorporate encryption technology and may be exported, re-exported or transferred only with the required applicable export license from the U.S., U.K., or the EU through an export license exception.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), the U.K. Bribery Act of 2010, and many other laws around the world that prohibit improper payments or offers or authorization of payments to governments and their employees, officials, and agents and political parties for the purpose of obtaining or retaining business, inducing an individual to not act in good faith, direct business to any person, or secure any advantage. We have operations, deal with and make sales to governmental entities in countries known to experience corruption, particularly certain emerging countries in Asia, Eastern Europe, the Middle East and South America. Our activities in these countries create the risk of illegal or unauthorized payments or offers of payments or other things of value by our employees, consultants or channel partners that could be in violation of applicable anti-corruption laws, including the FCPA. In many foreign countries where we operate, particularly in countries with developing economies, it may be a local custom for businesses to engage in practices that are prohibited by the FCPA or other similar laws and regulations. Although we have taken actions to discourage and prevent illegal practices including our anti-corruption compliance policies, procedures, training and monitoring, the actions taken to safeguard against illegal practices, and any future improvements in our anti-corruption compliance practices, may not be effective, and our employees, consultants or channel partners may engage in illegal conduct for which we might be held responsible. Violations of anti-corruption laws may result in severe criminal or civil sanctions, including suspension or debarment from government contracting, and we may be subject to other liabilities and significant costs for investigations, litigation and fees, diversion of resources, negative press coverage, or reputational harm, all of which could negatively affect our business, operating results and financial condition. In addition, the failure to create and maintain accurate books and records or the failure to maintain an adequate system of internal accounting controls may subject us to sanctions.

If we fail to comply with environmental requirements, our business, financial condition, operating results and reputation could be adversely affected.

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the recycling of electrical and electronic equipment as well as packaging and recycling requirements. The laws and regulations to which we are subject include the European Union’s Restriction of Hazardous Substances Directive ("RoHS"), and Waste Electrical and Electronic Equipment Directive ("WEEE"), as implemented by EU member states. Similar laws and regulations exist or are pending in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

Personal privacy, data protection, information security and telecommunications-related laws and regulations have been widely adopted in the United States, Europe and in other jurisdictions where we sell our products. The regulatory frameworks for these matters, including privacy, data protection and information security matters, is rapidly evolving and is likely to remain uncertain for the foreseeable future. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection, information security and telecommunications services in the United States, the European Union and other jurisdictions in which we operate or may operate, and it is not known what impact such future laws, regulations and standards may have on our business.

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

Global privacy and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations can be difficult and costly. In addition, evolving legal requirements restricting or governing the collection, use, processing, or cross-border transmission of personal data, including cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and services. The interpretation and application of these laws and regulations in some instances is uncertain, and our legal and regulatory obligations are subject to frequent changes. For example, the EU General Data Protection Regulation ("EU GDPR"), and the similar UK implementation of the EU GDPR by virtue of section 3 of the European Union (Withdrawal) Act 2018 (which sits alongside the UK Data Protection Act 2018, as amended by the U.K> Data (Use and Access) Act 2025) (known as the "UK GDPR”, and together with the "EU GDPR", the "GDPR") applies to the extent that our personal data processing activities: (i) are conducted by or on behalf of an 'establishment' in the EU or UK; or (ii) related to products or services offered to individuals in the EU or UK or the monitoring of their behavior while in the EU or UK. The GDPR imposes a range of compliance obligations on controllers regarding the processing of personal data, including among others: (i) accountability and transparency requirements, which require controllers to demonstrate and record compliance with the GDPR and to provide detailed information to data subjects regarding processing; (ii) enhanced requirements for obtaining valid consent where consent is the lawful basis for processing; (iii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iv) obligations to comply with data protection rights of data subjects including without limitation a right of access to and rectification of personal data, a right to obtain restriction of processing or to object to processing of personal data and a right to ask for a copy of personal data to be provided to a third party in a usable format and erasing personal data in certain circumstances; (v) obligations to implement appropriate technical and organizational security measures to safeguard personal data; and (vi) obligations to report certain personal data breaches to the relevant supervisory authority without undue delay (and no later than 72 hours where feasible) and/or to concerned individuals without undue delay. In the event of non-compliance, the EU GDPR provides for robust regulatory enforcement and fines. In addition, the GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

Additionally, in the United States, we are subject to the California Consumer Privacy Act, as amended ("CCPA") and other laws, regulations and obligations that relate to the handling of personal data. The CCPA includes extensive requirements for businesses that are subject to the law, including to provide certain privacy notices to California residents and to honor residents' rights related to their personal data (e.g., to access, delete and opt out of "sales" and "sharing" of personal data, as those terms are defined under the CCPA, subject to certain exceptions). The CCPA provides for civil penalties for violations, as well as private right of action for certain data breaches.

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

The products and services we sell to customers, and our cloud-based solutions, inevitably contain vulnerabilities or critical security defects which have not been remedied and cannot be disclosed without compromising security. We also make prioritization decisions in determining which vulnerabilities or security defects to fix and the timing of these fixes. Customers may also delay the deployment or implementation of fixes offered or made available by us. In addition, we rely on third-party providers of software and cloud-based services, and we cannot control the rate at which they remedy vulnerabilities. When customers do not deploy specific releases or decide not to upgrade to the latest versions of our products, services or cloud-based solutions containing the release, they may be left vulnerable. Vulnerabilities and critical security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying specific releases or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise materially harm our business.

Issues related to the development and use of artificial intelligence (AI) could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.

We are reviewing the use of AI technology in certain of our business operations, products or services and have released AI enhanced features in cnMaestro X and in our support organization. Our research and development of such technology remains ongoing. AI presents risks, challenges, and unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, deficiencies and/or failures could (i) give rise to legal and/or regulatory action, including with respect to current and proposed legislation regulating AI in jurisdictions such as the European Union, United States and others, and as a result of new applications of existing data protection, privacy, intellectual property, and other laws; (ii) damage our reputation; or (iii) otherwise materially harm our business. We also face risks of competitive disadvantage if our competitors more effectively use AI to create new or enhanced products or services that we are unable to compete against. In addition, if we elect not to incorporate AI into our products and services offerings, we may be at a competitive disadvantage to those of our competitors who are able to effectively include AI in their products and services, which may cause our products to fail to compete effectively.

If we are unable to protect our intellectual property rights, our competitive position could be harmed, or we may incur significant expenses to enforce our rights.

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

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. A number of companies hold a large number of patents that may cover technology necessary for our products. We have in the past received and expect to continue to receive claims from third parties that we infringe their intellectual property rights.

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

Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. In addition, we currently have a limited portfolio of issued patents compared to our larger competitors and therefore may not be able to effectively utilize our intellectual property portfolio to assert defenses or counterclaims in response to patent infringement claims or litigation brought against us by third parties. Patent holding companies may seek to monetize patents they previously developed, have purchased or otherwise obtained. Many companies, including our competitors, may now, and in the future, have significantly larger and more mature patent portfolios than we have, which they may use to assert claims of infringement, misappropriation and other violations of intellectual property rights against us. In addition, future litigation may involve non-practicing entities or other patent owners who have no relevant products or revenue and against whom our own patents may therefore provide little or no deterrence or protection, and many other potential litigants have the capability to dedicate substantially greater resources than we do to enforce their intellectual property rights and to defend claims that may be brought against them.

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

We outsource manufacture, and in some cases hardware or software design, to third-party manufacturers predominantly in Thailand, Vietnam, Philippines and Taiwan, among other locations. We have previously worked with third-party manufacturers in China, and periodically evaluate manufacturers in other locations. Prosecution of intellectual property infringement and trade secret theft is more difficult in some of these jurisdictions than in the United States. Although our agreements with our third-party manufacturers generally preclude them from misusing our intellectual property and trade secrets, or using our designs to manufacture product for our competitors, we may be unsuccessful in monitoring and enforcing our intellectual property rights and may find counterfeit goods in the market being sold as our products or products similar to ours produced for our competitors using our intellectual property. Although we take steps to stop counterfeits, we may not be successful and network operators who purchase these counterfeit goods may experience product defects or failures, resulting in harm to our reputation and brand and causing us to lose future sales.

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

Our obligation to indemnify our channel partners or end users against intellectual property infringement claims could cause us to incur substantial costs.

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

We are subject to income and non-income-based taxes in the United States and in various non-U.S. jurisdictions. We file U.S. federal income tax returns as well as income tax returns in various U.S. state and local jurisdictions and many non-U.S. jurisdictions. The United States, United Kingdom, India, Mexico, and Brazil are the main taxing jurisdictions in which we operate. Significant judgment is required in dealing with uncertainties in the application of complex tax regulations when calculating our worldwide income tax liabilities and other tax liabilities. We are not aware of any uncertain tax positions as specified by Accounting Standards Codification 740, Income Taxes. We expect to continue to benefit from our implemented tax positions. We believe that our tax positions comply with applicable tax law and intend to vigorously defend our positions. However, as described below, tax authorities could take differing positions on certain issues.

We may be subject to income tax audits in all jurisdictions in which we operate. The years open for audit vary depending on the tax jurisdiction. In the United States, as of December 31, 2024, we are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2021. In the non-U.S. jurisdictions, the tax returns that are open vary by jurisdiction and are generally for tax years between 2018 through 2024. We routinely assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. When assessing such potential exposures and where necessary, we provide a reserve to cover any expected loss. To the extent that we establish a reserve, we increase our provision for income taxes. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that tax liability is greater than the original estimate. If the governing tax authorities have a differing interpretation of the applicable law, a successful challenge of any of our tax positions could adversely affect our financial condition, cash flows and/or results of operations.

Risks related to ownership of our ordinary shares

Because Vector Capital holds a controlling interest in us, the influence of our public shareholders over significant corporate actions will be limited.

Vector Capital and its affiliates directly or indirectly own approximately 50.1% of our outstanding shares through their ownership of Vector Cambium Holdings (Cayman), L.P., or VCH, L.P. As a result of its controlling interest in us, Vector Capital has the power to:

•
control all matters submitted to our shareholders;
•
elect two of our directors; and
•
exercise control over our business, policies and affairs.

Vector Capital is not prohibited from selling its interest in us to third parties and has sold and will continue to periodically sell its interest in us under future registration statements that are filed by us. While Vector Capital continues to own a majority of our outstanding shares, our ability to engage in significant transactions, such as a merger, acquisition or liquidation, is limited without the consent of Vector Capital. Conflicts of interest could arise between us and Vector Capital, and any conflict of interest may be resolved in a manner that does not favor us. Vector Capital may continue to retain control of us for the foreseeable future and may decide not to enter into a transaction in which our shareholders would receive consideration for their shares that is much higher than the cost to them or the then-current market price of those shares. In addition, Vector Capital could elect to sell a controlling interest in us and shareholders may receive less than the then-current fair market value or the price paid for their shares. Any decision regarding their ownership of us that Vector Capital may make at some future time will be in their absolute discretion.

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

We are a controlled company within the meaning of Nasdaq rules and, although our ordinary shares are no longer listed on Nasdaq, we continue to rely on exemptions from certain corporate governance requirements. In the event that we regain our listing on Nasdaq and become subject to the Nasdaq listing rules again, we may not be able to meet the additional requirements imposed by Nasdaq on non-controlled companies if we lose our controlled company status.

Vector Capital and its affiliates controls a majority of the voting power of our outstanding shares and as a result, we are a controlled company within the meaning of the corporate governance standards of the Nasdaq. Although our ordinary shares are no longer listed on Nasdaq, under Nasdaq rules, a controlled company may elect not to comply with certain corporate governance requirements of the Nasdaq, including the requirements that:

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

We are utilizing these exemptions despite not currently being listed on Nasdaq. As our employee equity vests, the percentage ownership of Vector Capital in us decreases. If we regain our listing on Nasdaq and become subject to the Nasdaq listing rules again, and if Vector Capital's interest falls below a majority of our outstanding shares, we would need to have a majority of our board of directors comprised of independent directors, and in addition, although we have adopted charters for our audit and compensation committees, our compensation committee is not currently composed entirely of independent directors and would need to be reconstituted, although all members of our audit committee are independent. We may not be able to make these governance changes within the period required by Nasdaq. While we remain a controlled company, shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

The price of our shares has been and may continue to be volatile, and shareholders could lose all or part of their investment.

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

We have in the past and could in the future be subject to securities litigation, which is expensive and could divert management attention.

On May 22, 2024, a putative shareholder class action complaint was filed in the United States District Court for the Northern District of Illinois (Hamby v. Cambium Networks Corporation et al, Case No. 1:24-cv-04240) against us and three of our current or former officers. The complaint purported to assert claims under Section 10(b) of the Exchange Act, Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our ordinary shares between May 8, 2023, and January 18, 2024, or the Class Period. The complaint alleged that, during the Class Period, the Company and certain of its executive officers made false and misleading statements and failed to disclose material adverse facts about its business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. While this complaint was dismissed in December 2024, future litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any adverse determination in litigation could also subject us to significant monetary liabilities.

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

In recent years, we have substantially curtailed our operations to better align our cost structure with our revenues and operating results. These actions may reduce our ability to return to profitable growth, and may result in retention issues and other disruption. To manage our operations effectively, we must increasingly rely on information technology, financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital and processes in an efficient manner. We may not be able to successfully implement improvements to these systems and processes in a timely or efficient manner, which could result in additional operating inefficiencies and could cause us to experience higher costs than planned. If we are unable to manage operations effectively, our ability to provide high quality products and services could be harmed, which could damage our reputation and brand and may have a material adverse effect on our business, operating results and financial condition.

Our business is subject to the risks of earthquakes, fire, floods and other catastrophic events, and to interruption by manmade problems such as network security breaches, computer viruses, terrorism and war.

We have substantial operations in Illinois, California, England and India, and our third-party manufacturers are currently predominantly located in Vietnam, Thailand, Taiwan and Philippines. Operations in some of these areas are susceptible to disruption due to severe weather, seismic activity, political unrest and other factors. For example, a significant natural disaster, such as an earthquake, a fire or a flood, occurring at the facilities of one of our third-party manufacturers could have a material adverse impact on their ability to manufacture and timely deliver our products. Despite the implementation of network security measures, we also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our solutions. In addition, natural disasters, acts of terrorism or war could cause disruptions in the businesses of our suppliers, manufacturers, network operators or the economy as a whole. To the extent that any such disruptions result in delays or cancellations of orders or impede our ability to timely deliver our products, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the on-going Russia-Ukraine war and the war in the Middle East), and other events (such as economic sanctions and trade restrictions, including those related to the on-going Russia-Ukraine war) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition. Likewise, events such as loss of infrastructure and utilities services such as energy, transportation, or telecommunications could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

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

Cybersecurity Governance

Cybersecurity risk is part of management's risk oversight, although periodic reports are made to the board of directors of management's implementation and monitoring of our cybersecurity risks programs. Our board of directors addresses our cybersecurity risk management as part of its general oversight function, and the board of directors receives periodic reports from management on the results of our tabletop exercises designed to test our response to cybersecurity and other business interruption situations. Management will update the board, as necessary, regarding any significant cybersecurity incidents should they occur, following the controls and procedures laid out in our business continuity, disaster recovery, data breach and crisis management plans that are designed to ensure prompt escalation of certain cybersecurity incidents, so that decisions regarding public disclosure and reporting of such incidents can be made by management and the board of directors in a timely manner.

Our cybersecurity team is led by our Vice President, IT, who reports to our Chief Financial Officer. Our Vice President, IT, has an M.S. degree in computer science and 33 years of experience in the information technology industry. Our cybersecurity risk management is aided by the rest of the information technology and information security team reporting to our Vice President, IT, members of our product development team who advise on any impacted products, legal as required to review notice and other requirements, and other departments as needed. Our IT group, led by our Vice President, IT, is responsible for assessing and managing our material risks from cybersecurity threats and our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and any retained external cybersecurity consultants.

Item 2. Properties.

We occupy approximately 37,000 square feet of office space in Hoffman Estates, Illinois under an operating lease agreement where we have corporate and executive functions, research and development, customer support, operations and administration and finance services. In addition to our headquarters in Hoffman Estates, we lease additional space in the United States in San Jose, California. We also lease office and laboratory space in Ashburton, England and Bangalore, India, as well as small office space in various locations globally, including Mexico City, Mexico, Barcelona, Spain, South Africa and Singapore. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

For additional information regarding obligations under operating leases, see Note 16. Leases in the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Comprehensive Form 10-K.

Item 3. Legal Proceedings.

Third parties may from time to time assert legal claims against us.

Shareholder lawsuit

On May 22, 2024, a putative shareholder class action complaint was filed in the United States District Court for the Northern District of Illinois (Hamby v. Cambium Networks Corporation et al, Case No. 1:24-cv-04240) against us and three of our current or former officers. The complaint purported to assert claims under Section 10(b) of the Exchange Act, Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our ordinary shares between May 8, 2023 and January 18, 2024 ("Class Period"). The complaint alleged that, during the Class Period, the Company and certain of its executive officers made false and misleading statements and failed to disclose material adverse facts about its business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs sought damages in an unspecified amount. On December 4, 2024, the plaintiffs filed a voluntary dismissal of the action without prejudice.

Other claims

We have in the past and may again in the future be subject to securities class action lawsuits asserting claims under Section 10(b) of the Exchange Act, Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our ordinary shares during specified class periods and alleging that the Company and/or certain of its executive officers have made false and misleading statements and failed to disclose material adverse facts about our business, operation, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act.

Our industry is characterized by vigorous protection and pursuit of intellectual property rights. A number of companies hold a large number of patents that may cover technology necessary to our products. We have in the past received and expect to continue to receive claims from third parties that we infringe their intellectual property rights, particularly in the Wi-Fi space. In addition, we may be involved, from time to time, in a variety of claims, lawsuits, investigations, and proceedings relating to contractual disputes, intellectual property rights, employment matters, regulatory compliance matters and other litigation matters relating to various claims that arise in the normal course of business. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing specific litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with inside and outside counsel, which involves a subjective analysis of potential results and outcomes, and following such assessment, record an amount where it is probable that we will incur a loss and where that loss can be reasonably estimated. However, our estimates may be incorrect, and we could ultimately incur more or less than the amounts initially recorded. We are not currently aware of any pending or threatened litigation that would have a material adverse effect on our financial statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market information

Our ordinary shares were listed on the NASDAQ Global Market under the symbol “CMBM” from June 26, 2019 to March 26, 2026.

Our ordinary shares were delisted from Nasdaq on March 27, 2026 and are now traded on the OTC Expert Market tier. As a result, public access to bid and ask prices and trading volume information became restricted, and most investors are not able to easily trade our ordinary shares during this period. Despite these developments, our ordinary shares remains tradable, with pricing information accessible to brokers and market makers. We are actively working to complete and file all required periodic reports to regain compliance with our Exchange Act reporting obligations. We intend to reapply for listing on Nasdaq as soon as we become current in our SEC filings. Our ordinary shares are currently traded on the OTC Expert Market under the symbol “CMBMF.” The last reported sale price of our ordinary shares on the OTC Expert Market on March 30, 2026 was $0.13.

Deficiency notice disclosure

The Company did not timely file its Annual Report on Form 10-K for the year ended December 31, 2024, or Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025, June 30, 2025 and September 30, 2025 (collectively, the “Delayed Reports”), as required by Sections 13(a) and 15(d) of the Securities Act of 1934 and Rules 13a-1 and 13a-13 thereunder. In addition, the Company is restating select financial results previously filed in its Annual Report on Form 10-K for the year ended December 31, 2023, and in the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024 and September 30, 2024. This Comprehensive Form10-K includes updated disclosures for the periods covered. In addition, the Company failed to hold an annual general meeting of shareholders during 2025, as required by Nasdaq Listing Rule 5620(a), which requires all listed companies to hold an annual shareholder meeting within one year of the end of their fiscal year.

Holders of record

As of March 30, 2026, there were 115 shareholders of record of our ordinary shares. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Equity compensation plan information

Information regarding the securities authorized for issuance under our equity compensation plans for the year ended December 31, 2024 is included in Part III, Items 10 through 14 included in this Comprehensive Form 10-K.

Issuer purchase of equity securities

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with the consolidated financial statements and related notes thereto of Cambium Networks Corporation (“Cambium”, “we”, “our”, or “us”) included elsewhere in this Comprehensive Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Comprehensive Form 10-K, particularly those discussed under Part I, Item 1A. “Risk Factors.” Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Cambium Networks is a global technology company that designs, develops, and manufactures fixed wireless and PON/XGSPON based broadband, Wi-Fi, and local area networking ("LAN") switching infrastructure, and security gateway solutions for a wide range of applications, including broadband access, wireless backhaul, Internet of Things (IoT), public safety communications, and Wi-Fi access. Our products enable service providers, enterprises, industrial organizations, and governments to deliver exceptional digital experiences and device connectivity, with compelling economics. Our ONE network platform simplifies the management of Cambium Networks' wired and wireless technologies. Our product lines fall into three broad, interrelated categories: Fixed Wireless and fiber Broadband ("FWB"), Enterprise networking, and Subscription and Services.

The FWB portfolio spans point-to-point ("PTP") and point-to-multi-point ("PMP") architectures over multiple standards, and frequency bands, including licensed, unlicensed, and lightly licensed spectrum, and fiber products. During 2024, both our ePMP 4600 and PMP 450v platforms received Federal Communications Commission ("FCC") approval to operate in the recently released 6 GHz band in conjunction with our approved Automated Frequency Coordination ("AFC") service.

The Enterprise portfolio includes a complete range of indoor and outdoor Wi-Fi access points, indoor and hardened copper and optical-based Ethernet switches, and security gateway and software-defined wide area network ("SD-WAN") devices. During 2024, we introduced our first Wi-Fi 7 access point, the X7-35X, which will be complemented with a broad range of indoor and outdoor Wi-Fi 7 solutions as the industry transition to Wi-Fi 7 occurs.

The Subscription and Services portfolio includes network planning and design, and cloud or on-premises network management and control solutions. The latter capability, delivered through subscription to cnMaestro™ X, forms the foundation of our ONE Network, a cloud-based network management architecture that allows users to remotely configure, monitor, and manage their wired and wireless networks. It provides a single, centralized view of all Cambium Network devices, and real-time performance and usage data, allowing users to control and optimize network configuration and settings. Advanced services offered in conjunction with this platform include application visibility and control, which is used to optimize end-user experiences; and "Assurance" which allows network administrators the ability to rapidly troubleshoot network issues using AI-powered root cause analysis with proactive resolution, ensuring service level agreements are met and preventing client impact. The Network Service Edge ("NSE"), an integrated security gateway and SD-WAN service for small and medium businesses may also be associated with a subscription for network security services.

Our financial statements as of December 31, 2024 reflect the impact of nonrecurring events, including the following:

•
Costs of moving two of our offices in the United States, including our headquarters, as well as costs incurred in moving manufacturing of some of our product lines from Mexico to Thailand; and
•
Impairment costs associated with the impairment of our goodwill, customer relationships, intangibles, and long-lived assets.

Trends impacting our business

The sell-down of inventory across the industry after pandemic-level highs has resulted in a reduction in customer lead times, coupled with a reduction in the prior global supply chain disruptions, and has led to a reduction in customer demand over the period from 2023 through 2024. Macroeconomic factors such as higher interest rates and inflationary pressures, which impact private sector capital investment, and concerns about a global economic slowdown and geopolitical conditions have also added to the softened demand for our products and services and increased our cost of revenues and impacted, and may continue to impact, our gross margin. We continue to see a high level of competition in our industry due to slower demand and aggressive pricing. We also see increased competition and pricing pressure from new competitors such as Starlink significantly driving down global connectivity prices, with satellite bandwidth costs dropping roughly 77% over the last five years due to its rapid constellation deployment and lower manufacturer costs. We have also seen increased competition from mobile network operators who are buttressing their networks to include fixed wireless broadband, and from original design manufacturers who are trying to increase their market share by selling directly to major telecommunications providers. We believe that these market pressures will continue to negatively impact revenues for the foreseeable future. We may continue to face risks of technology shifts that could result in inventory becoming obsolete before it is deployed, including as the industry continues its shift to Wi-Fi 7.

We are also impacted by the increases in the prices of memory chips from our semiconductor suppliers. Prices for memory chips are increasing faster for newer generations, with components for Wi-Fi 7 considerably more expensive than the price increases for Wi-Fi 6 components relative to components needed for Wi-Fi 5.

We continue to monitor the impact of macroeconomic factors, including a potential global recession, inflationary pressures, monetary policy shifts, trade wars and growing political tensions globally that continue to impact our industry and our business. We also believe that our customers continue to grapple with the impact of these macroeconomic factors on their businesses and future investment plans, resulting in business uncertainty and a more constrained approach to forecasts and orders, resulting in a decrease in visibility to customer demand. Any prolonged economic disruptions, continued uncertainty over global trade wars, as well as further deterioration in the global economy or outbreaks of international hostilities could have a negative impact on demand from our customers in future periods.

The impact of reverse globalization, including a more nationalistic trend globally leading to increasing government requirements for domestically produced products or limiting the sourcing of components and other products from China and elsewhere, has led us to limit our reliance on third-party manufacturers in China and move manufacturing to other locations, particularly Thailand, which has caused some disruptions in our supply operations, together with the impact of moving manufacture of some products to suppliers who have no recent experience building similar products. Nationalistic trends are occurring in various geographies, which may make it impractical for us to do business in some countries.

Credit Agreement Default

We continue to be out of compliance with financial and other covenants under our Amended Credit Agreement with Bank of America, and such defaults continued through 2025 and are expected to continue into 2026. In addition, we ceased payment of required quarterly principal and periodic interest on the term loan facility and of quarterly interest on the revolving credit facility as of June 2025. Such defaults afford the lender the right to declare the amounts outstanding immediately due and payable. We continue to have regular discussions with the lender, we have not been able to obtain a waiver of the defaults from the lender, or otherwise refinance the indebtedness. If the lender were to accelerate the maturity and declare the full outstanding principal and interest immediately due and payable, we would not be able to repay the debt, and therefore, there is substantial uncertainty we would be able to continue as a going concern. Absent acceleration, our Amended Credit Agreement mature on November 17, 2026. Absent an infusion of capital from financing or divestiture, we will be unable to repay this indebtedness when it comes due. Refer to Note 7. Debt, to our consolidated financial statements of this Comprehensive Form 10-K for additional information.

We continue to take actions to improve our profitability, focus on operating efficiency and reducing discretionary spending, deferring capital expenditures and implementing cost reductions to align our cost structure with current and expected revenue levels. We are actively seeking additional capital through possible divestitures and/or capital raising transactions and working on accommodation with our lenders to provide us with the financial flexibility needed to meet our obligations as they come due over the next twelve months. Our ability to achieve these objectives depends in part on our expectations regarding macro-conditions in the markets in which we compete, customer acceptance and purchases of our products, buying decisions by our distributors, improvements in our manufacturing challenges with transition to new manufacturers, and other factors that are not all within our control.

Restatement

During the course of preparing our financial statements for the fiscal year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting that led to errors in financial statements previously filed for the Non-Reliance Periods, and accordingly, we determined that a Restatement of the Non-Reliance Periods was required as discussed in the Explanatory Note to this Comprehensive Form 10-K and Note 2. Restatement of consolidated annual financial statements included in the Notes to the consolidated financial statements included in the Comprehensive Form 10-K. The discussion of financial results presented herein is reflective of the restatement adjustments.

The Restatement was primarily driven by and impacted the following:

1.
Estimate of variable consideration for customer incentives - We determined that the model that was used to estimate variable consideration arising from customer incentives was not designed to sufficiently include information that was readily available at each reporting date, including historical rebate experience, current channel inventory levels, macroeconomic indicators and observable changes in customer demand. Further, we concluded that retrospective analysis of our variable consideration estimates was not appropriately assessed such that it was probable that a significant reversal of revenue would not occur.
2.
Estimate of variable consideration for sales returns - We determined that the model that was used to estimate variable consideration arising from sales returns were not designed to sufficiently include information that was readily available at each reporting date, such as the level of inventory held by our distributors, historical returns experience and fluctuations in ending channel inventory balance and actual returns being processed in both historical and subsequent periods. Further, we concluded that retrospective analysis was not sufficiently considered to evaluate the relative precision of the estimated variable consideration and that such retrospective analysis would have revealed opportunities to improve the estimates produced by the model.
3.
Estimate of inventory excess and obsolescence reserves - We determined that the model that was used to estimate excess and obsolete inventory reserves over finished goods and component inventory did not appropriately evaluate remaining lifetime demand, product life cycles, customer requirements, and technological changes and did not use reasonable and supportable assumptions, including historical sales or usage and remaining lifetime demand.
4.
Improper revenue recognition on a non-standard contract - We determined that we had incorrectly recognized revenue on a non-standard contract. Under the specific arrangement, control did not transfer to the distributor and consequently revenue should not have been recognized.
5.
Timely recognition of an impairment on goodwill and long-lived assets - We determined that although we had timely and correctly recognized a triggering event that had occurred related to both long-lived assets and goodwill, the appropriate quantitative impairment analyses that were performed and any resulting impairment charges were inaccurately measured resulting in an impairment charge not being recorded in the correct reporting period.
6.
Timely recognition of a valuation allowance on deferred tax assets - We determined that all positive and negative evidence relevant to the realizability of deferred tax assets was not appropriately identified, evaluated and monitored on a timely basis. We did not timely consider changes in facts and circumstances affecting the need for, and the amount of, a valuation allowance, or that the resulting deferred tax balances were recorded in the appropriate reporting period.
7.
Classification of supplier prepayments and loss on supplier liabilities - We determined that certain supplier prepayments and loss on supplier commitment liabilities were incorrectly classified as current on the consolidated balance sheet. Relevant, available and knowable information was not adequately used to determine the appropriate non-current portion of the supplier prepayments and loss on supplier commitment liabilities.
8.
Estimate of the allowance for credit losses - We determined that certain adjustments to accounts receivable were not recorded on a timely basis driven by poor collection efforts and ineffective dispute resolution. These circumstances delayed the recognition of bad debt expense.

Basis of presentation

Revenues

Our revenues are generated primarily from the sale of hardware products with essential embedded software. Our revenues also include amounts for software products, extended warranty on hardware products and subscription services. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met and we measure revenue based on the consideration to which we expect to be entitled to based on customer contracts. We recognize subscription services revenue ratably over the term in which the services are provided and our performance obligation is satisfied. Revenues are adjusted for variable consideration amounts, including but not limited to estimated stock returns, customer incentives, and cooperative marketing allowances that we provide to distributors. We provide a standard warranty on our hardware products, with the term depending on the product, and record a liability for the estimated future costs associated with potential warranty claims. In addition, we also offer extended warranties for purchase that represents a future performance obligation for us. The extended warranty is included in deferred revenues and is recognized on a straight-line basis over the term of the extended warranty.

Cost of revenues and gross profit

Our cost of revenues is comprised primarily of the costs of procuring finished goods from our third-party manufacturers, third-party logistics and warehousing provider costs, freight costs, and warranty costs. We outsource our manufacturing to third-party manufacturers located primarily in Thailand, Vietnam, Philippines, and Taiwan. Cost of revenues also includes costs associated with supply operations, including personnel and related allocated overhead costs, provision for excess and obsolete inventory, loss on supplier commitment expense, third-party license costs and third-party costs related to services we provide. Cost of revenues also includes amortization of capitalized software costs associated with products to be sold, and charges for excess and obsolescence and losses on supplier commitments.

Gross profit has been and will continue to be affected by various factors, including changes in product mix. The margin profile of products within each of our core product categories can vary significantly depending on the operating performance, features and manufacturer of the product. Generally, our gross margins on backhaul and fixed wireless access point products are greater than those on our CPE products. Because the ratio of CPE to PTP and PMP access points typically increases as network operators build out the density of their networks, increases in follow-on sales to network operators as a percentage of our total sales generally have a downward effect on our overall gross margins. Finally, gross margin will also vary as a function of changes in pricing due to competitive pressure, our third-party manufacturing and other production costs, cost of shipping and logistics, provision for excess and obsolete inventory, loss on supplier commitments, and other factors. We expect our gross margins will fluctuate from period to period depending on the interplay of these various factors.

Operating expenses

We classify our operating expense as research and development, sales and marketing, and general and administrative expense. Personnel costs are the primary component of each of these operating expense categories, which consist of costs such as salaries, sales commissions, benefits, and bonuses, as well as share-based compensation expense. Depreciation and amortization of long-lived assets is separately disclosed in the statements of operations. In 2024, we recorded impairment of goodwill, intangibles and long-lived assets and this is separately disclosed in the statements of operations.

Research and development

In addition to personnel costs, research and development expense consists of costs associated with the design and development of our products, product certification, travel, recruiting, shared facility and shared IT costs. We generally recognize research and development expense as incurred. For certain of our software projects under development, we capitalize the development cost during the period between determining technological feasibility of the product and commercial release. We amortize the capitalized development cost upon commercial release, generally over three years, and include the amortization costs in cost of revenues on our statements of operations. We typically do not capitalize costs related to the development of first-generation product offerings as technological feasibility generally coincides with general availability of the software.

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

Impairment

Impairment expense consists of amounts recorded to impair our goodwill, customer relationship intangible, software and long-lived assets.

Provision for income taxes

Our provision for income taxes consists primarily of income taxes in the jurisdictions in which we conduct business. Management assesses our deferred tax assets in each reporting period, and if it is determined that it is not more likely than not to be realized, we will record a valuation allowance in that period.

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations for the year ended December 31, 2023 compared to the year ended December 31, 2024:

	Year Ended December 31,
(in thousands)	2023	2024
	(Restated)
Statements of Operations Data:
Product	$208,139	$157,805
Subscriptions and services	18,628	19,481
Total revenues	226,767	177,286
Cost of revenues:
Product	141,315	106,147
Subscriptions and services	8,613	8,208
Total cost of revenue	149,928	114,355
Gross profit:
Product	66,824	51,658
Subscriptions and services	10,015	11,273
Total gross profit	76,839	62,931
Operating expenses
Research and development	53,478	39,292
Sales and marketing	42,906	36,719
General and administrative	28,065	26,010
Depreciation and amortization	6,210	5,786
Impairment	—	25,535
Total operating expenses	130,659	133,342
Operating loss	(53,820)	(70,411)
Interest expense, net	2,521	5,843
Other expense, net	271	52
Loss before income taxes	(56,612)	(76,306)
Provision (benefit) for income taxes	17,468	(1,854)
Net loss	$(74,080)	$(74,452)

	Year Ended December 31,
	2023	2024
	(Restated)
Percentage of Revenues:
Product	100.0%	100.0%
Subscriptions and services	100.0%	100.0%
Total revenues	100.0%	100.0%
Cost of revenues:
Product	67.9%	67.3%
Subscriptions and services	46.2%	42.1%
Total cost of revenue	100.0%	72.5%
Gross profit:
Product	32.1%	32.7%
Subscriptions and services	53.8%	57.9%
Total gross profit	33.9%	35.5%
Operating expenses
Research and development	23.6%	22.2%
Sales and marketing	18.9%	20.7%
General and administrative	12.4%	14.7%
Depreciation and amortization	2.7%	3.3%
Impairment	(—)%	14.4%
Total operating expenses	57.6%	75.2%
Operating loss	(23.7)%	(39.7)%
Interest expense, net	1.1%	3.3%
Other expense, net	0.1%	0.0%
Loss before income taxes	(25.0)%	(43.0)%
Provision (benefit) for income taxes	7.7%	(1.0)%
Net loss	(32.7)%	(42.0)%

Comparison of the year ended December 31, 2023 to the year ended December 31, 2024

Revenues

	Year Ended December 31,		Change
(dollars in thousands)	2023	2024	$	%
	(Restated)
Product	$208,139	$157,805	$(50,334)	(24.2)%
Subscriptions and services	18,628	19,481	$853	4.6%

Product revenues decreased $50.3 million, or 24.2% from $208.1 million in 2023 to $157.8 million in 2024. The decrease was primarily due to our point-to-point product category, mostly in North America, partially as a result of decreased demand for defense products for the U.S. federal government. Revenues also decreased in our point-to-multi-point product category primarily driven by decreased demand for our 28 GHz products. Revenues increased in our enterprise product category driven by increased demand for our Wi-Fi 6 products.

Subscriptions and services revenues increased $0.8 million, or 4.6% from $18.6 million in 2023 to $19.5 million in 2024. The increase was primarily due to increased volume of software subscriptions on fixed wireless broadband products.

Revenues by product category

	Year Ended December 31,		Change
(dollars in thousands)	2023	2024	$	%
	(Restated)
Point-to-Multi-Point	$95,816	$73,469	$(22,347)	(23.3)%
Point-to-Point	81,470	48,195	(33,275)	(40.8)%
Enterprise	44,377	50,282	5,905	13.3%
Other	5,104	5,340	236	4.6%
Total revenues by product category	$226,767	$177,286	$(49,481)	(21.8)%

Point-to-Multi-Point

PMP revenues decreased $22.3 million, or 23.3%, from 2023 to 2024. PMP revenues decreased in all regions except the Caribbean and Latin America regions, driven by decreased demand from our service providers for our 28 GHz, PMP 450 and ePMP products.

Point-to-Point

PTP revenues decreased $33.3 million, or 40.8%, from 2023 to 2024. PTP revenues decreased across all regions, mostly driven by decreased revenues in North America as a result of decreased demand for defense products for federal governments.

Enterprise

Enterprise revenues increased $5.9 million, or 13.3% from 2023 to 2024, with the largest increase in Europe, Middle East, and Africa due to increased demand for Wi-Fi 6 and switching products partially offset by decreased demand for Wi-Fi 5 products. Enterprise revenues decreased in North America, mostly driven by decreased demand for Wi-Fi 6 and switching products.

Revenues by geography

	Year Ended December 31,		Change
(dollars in thousands)	2023	2024	$	%
	(Restated)
North America	$138,927	$86,914	$(52,013)	(37.4)%
Europe, Middle East, Africa	43,647	50,956	7,309	16.7%
Caribbean and Latin America	20,667	20,527	(140)	(0.7)%
Asia Pacific	23,526	18,889	(4,637)	(19.7)%
Total revenues by geography	$226,767	$177,286	$(49,481)	(21.8)%

Revenues decreased in 2024 compared to 2023, with the largest decrease in North America. The decrease in revenues in North America was driven mostly by decreased PTP revenues driven by lower demand for defense products for the U.S. Government, decreased PMP product revenues driven mostly by lower demand for ePMP and PMP 450 products and decreased enterprise product revenues driven by decreased demand for switching and Wi-Fi 6 products. Revenues in Europe, Middle East, Africa increased year-over-year, mostly from increased enterprise product revenues by increased demand for Wi-Fi 6 and switching products, partially offset by decreased PTP product category revenues driven by decreased demand for defense products. Revenues in Caribbean and Latin America remained relatively flat year-over year, with decreased PTP product revenues mostly offset by increased enterprise and PMP product revenues. The decrease in revenues in Asia Pacific was driven by decreased revenues across all product categories.

Cost of revenues and gross margin

	Year Ended December 31,		Change
(dollars in thousands)	2023	2024	$	%
	(Restated)
Product	$141,315	$106,147	$(35,168)	(24.9)%
Gross margin	32.1%	32.7%		60 bps

Subscriptions and services	$8,613	$8,208	$(405)	(4.7)%
Gross margin	53.8%	57.9%		410 bps

Cost of revenues for products decreased $35.2 million, or 24.9%, from $141.3 million for 2023 to $106.1 million for 2024. The decrease in cost of revenues was primarily due to $8.0 million lower excess and obsolescence and $5.8 million lower loss on supplier commitment expense, along with decreased revenues resulting in lower direct materials costs and lower freight costs.

Cost of revenues for subscriptions and services decreased $0.4 million, or 4.7%, from $8.6 million for 2023 to $8.2 million for 2024. The decrease in cost of revenues was primarily due to decreased direct services costs.

Gross margin for products increased from 32.1% in 2023 to 32.7% in 2024. The increase mostly reflects the impact of the above mentioned decreases in excess and obsolescence reserve and loss on supplier commitments offset by lower revenue from higher margin products.

Gross margin for subscriptions and services increased from 53.8% in 2023 to 57.9% in 2024. The increase mostly reflects the higher subscriptions and services revenue impact on certain fixed costs along with decreased variable costs.

Operating expenses

	Year Ended December 31,		Change
(dollars in thousands)	2023	2024	$	%
	(Restated)
Research and development	$53,478	$39,292	$(14,186)	(26.5)%
Sales and marketing	42,906	36,719	(6,187)	(14.4)%
General and administrative	28,065	26,010	(2,055)	(7.3)%
Depreciation and amortization	6,210	5,786	(424)	(6.8)%
Impairment	—	25,535	25,535	100.0%
Total operating expenses	$130,659	$133,342	$2,683	2.1%

Research and development

Research and development expense decreased $14.2 million, or 26.5%, from $53.5 million in 2023 to $39.3 million in 2024. Research and development expense decreased mainly due to $6.3 million lower employee-related expense, mostly due to decreased headcount from the reductions completed in 2023, $2.5 million lower outside contractor spend and $1.4 million lower engineering material spend due to fewer projects, $1.5 million lower restructuring expense as most restructuring occurred in 2023, $0.9 million lower share-based compensation expense due to the lower headcount, $0.5 million higher research and development tax credit, $0.4 million lower homologation and regulatory spend due to the timing and number of projects and $0.4 million lower lease expense and $0.3 million lower travel-related expense due to restrictions place on business travel in 2024.

Sales and marketing

Sales and marketing expense decreased $6.2 million, or 14.4%, from $42.9 million in 2023 to $36.7 million in 2024. The decrease in sales and marketing expense was primarily due to $3.6 million lower employee-related expense, mostly due to decreased headcount from the reductions completed in 2023, $1.0 million lower outside contractor spend, $0.9 million lower trade show and marketing-related spend, and $0.8 million lower share-based compensation expense due to lower headcount.

General and administrative

General and administrative expense decreased $2.1 million, or 7.3%, from $28.1 million in 2023 to $26.0 million in 2024. The decrease in general and administrative expense was primarily due to $1.3 million reduction in nonrecurring costs, mostly related to expenses incurred in 2023 related to the Chief Executive Officer transition that did not repeat in 2024, $0.3 million lower employee-related expense, mostly due to decreased headcount, $0.3 million lower professional fees, $0.2 million lower travel-related expenses and $0.2 million lower insurance expense, partially offset by $0.2 million higher outside contractor spend to backfill due to employee attrition.

Depreciation and amortization

Depreciation and amortization expense decreased $0.7 million, or 11.7%, from $6.2 million in 2023 to $5.4 million in 2024. The decrease in depreciation and amortization was mostly driven by a reduction of depreciation and amortization recorded in the fourth quarter of 2024 as a result of the impairment on property and equipment and customer relationships intangible recorded during the third quarter of 2024, partially offset by higher amortization on the leasehold improvement on the new Hoffman Estates headquarters office.

Impairment

We incurred a $25.5 million impairment charge in 2024, with no comparable charge in 2023, associated with the impairment of our property and equipment, goodwill, customer relationships intangible, internal use software, and software marketed for external sale. Refer to the Note 6. Goodwill and intangible assets in our consolidated financial statements included in this Comprehensive Form 10-K for details regarding the impairments recorded.

Interest expense, net

	Year Ended December 31,		Change
(dollars in thousands)	2023	2024	$	%
	(Restated)
Interest expense, net	$2,521	$5,843	$3,322	131.8%

Interest expense increased $3.3 million, or 131.8% from $2.5 million in 2023 to $5.8 million in 2024. The increase was primarily due to interest expense incurred in 2024 as a result of drawing $45.0 million against the revolving credit facility in the first quarter of 2024, and an increase in the interest rate on the term loan due to the covenant default in the third quarter of 2024. In addition, the Company expensed $0.6 million of fees in 2024 related to an aborted amendment to our secured credit agreement.

Other expense, net

	Year Ended December 31,		Change
(dollars in thousands)	2023	2024	$	%
	(Restated)
Other expense, net	$271	$52	$(219)	(80.8)%

Other expense, net decreased from expense of $0.3 million in 2023 to expense of $0.1 million in 2024. The change is primarily associated with foreign currency fluctuations.

Provision for income taxes

	Year Ended December 31,		Change
(dollars in thousands)	2023	2024	$	%
	(Restated)
Provision (benefit) for income taxes	$17,468	$(1,854)	$(19,322)	(110.6)%
Effective income tax rate	(30.9)%	2.4%

Our tax provision changed from a tax provision of $17.5 million in 2023 to a tax benefit of $1.9 million for 2024. The effective tax rates for the years ended December 31, 2023 and 2024 were (30.9%) and 2.4%, respectively. For the year ended December 31, 2024, our income tax provision decreased by $19.3 million.

For the year ended December 31, 2023, the Company's effective tax rate was (30.9)%. The effective tax rate differed from the U.S. statutory rate of 21.0% primarily due to a pretax loss, the net increase in the valuation allowance of $37.3 million, a tax benefit on Foreign Derived Intangible Income of $2.9 million, and a benefit on research and development credits of $2.4 million. For the year ended December 31, 2024, the Company's effective tax rate was 2.4%. The effective tax rate differed from the U.S. statutory rate of 21.0% primarily due to a pretax loss, the net increase in the valuation allowance of $12.3 million, a foreign tax rate differential of $(2.5) million, $2.7 million return to provision adjustment primarily due to a tax method change in the U.S. 2023 tax return related to the tax capitalization of our research and development expenditures, $1.5 million for establishment of a deferred tax liability for withholding tax on non-permanent investment in subsidiaries, a $1.2 million tax expense related to share-based compensation, and a benefit on research and development credits of $(0.3) million. See Note 13. Income taxes in the Notes to the consolidated financial statements for more information related to income taxes.

Liquidity and Capital Resources

As of December 31, 2024, we had a cash balance of $34.9 million, an increase of $16.2 million from December 31, 2023. We drew $45.0 million on our revolving credit facility in the first half of 2024 for working capital needs mainly to: (i) fund normal operating expenses; (ii) meet interest and principal requirements of our outstanding indebtedness; and (iii) fund capital expenditures. Following this draw down, we have no remaining available liquidity under our revolving credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We continue to focus on cost management, operating efficiency and efficient discretionary spending. We expect to regularly assess our liquidity needs and market conditions and may raise additional equity or seek alternative sources of financing if and when our board of directors determines that doing so is in our best interest.

Debt

On November 17, 2021, we established a new credit facility (the "Credit Agreement") with Bank of America N.A., as Administrative Agent, a Lender, Swingline Lender and an L/C Issuer and the other Lenders party thereto from time to time ("Bank of America"). The Credit Agreement allows for total borrowings of $75.0 million, which includes a $30.0 million term credit facility and a revolving credit facility of $45.0 million. On November 17, 2021, we borrowed the entire $30.0 million term loan.

On December 29, 2023, we entered into the Second Amendment to our Credit Agreement (the "Second Amendment"), which amended the Credit Agreement (the Credit Agreement as amended prior to the date of the Second Amendment, the "Existing Credit Agreement", and the Existing Credit Agreement, as amended by the Second Amendment, the "Amended Credit Agreement"). The Second Amendment amended the Existing Credit Agreement by, among other things, establishing a covenant relief period which began on December 31, 2023 and ended on November 30, 2024 ("Covenant Relief Period") during which time we were required to (a) maintain certain Liquidity as provided in the Amended Credit Agreement, (b) maintain certain levels of Consolidated EBITDA as provided in the Amended Credit Agreement, and (c) provide certain additional financial reporting. In addition, we were no longer required to meet (or, during such period, test) our Consolidated Leverage Ratio or Consolidated Fixed Charge Coverage Ratio. The Second Amendment also provided that, during the Covenant Relief Period, (x) the Applicable Rate of interest being incurred on any outstanding Loans is increased to 3.25% per annum for Term SOFR Loans and 2.25% per annum for Base Rate Loans, (y) the commitment fee for undrawn commitments is increased to 0.35% and (z) the ability of the Loan Parties to make certain Investments, Dispositions and Restricted Payments, in each case, is limited as more fully set forth in the Amended Credit Agreement.

As of December 31, 2024, we had $22.8 million outstanding principal debt under our term loan facility and $45.0 million outstanding on our revolving credit facility. There is no availability remaining on the revolving credit facility. The effective interest rate on the term credit facility at December 31, 2024 was 10.24% and the weighted-average interest rate on our revolving credit facility was 8.73%. These rates do not include an additional 2% default rate penalty that was added on both the term credit facility and revolving credit facilities as a result of the events of default that first occurred during the third quarter of 2024. We are required to make quarterly principal payments of $0.7 million under the term credit facility and quarterly interest payments under both the term loan facility and the revolving credit facility. For the year ended December 31, 2024, all quarterly principal and interest payments were made in accordance with the terms of the Amended Credit Agreement. Beginning with the quarter ended June 30, 2025, we ceased making principal and interest payments on the term loan and interest payments on the revolving credit facility.

We were not in compliance with our monthly liquidity covenant as of October 31, 2024 and November 30, 2024 nor our fixed charge coverage ratio or consolidated leverage ratio covenants as of December 31, 2024. These defaults continued throughout all of 2025, and in June 2025, we ceased paying interest on the term loan and revolving credit facility, resulting in a payment default which is also continuing. Such defaults afford Bank of America the right to declare the amounts outstanding under our Amended Credit Agreement immediately due and payable. To provide us with the financing flexibility needed to meet our obligations as they come due over the next twelve months, we are actively seeking additional capital through possible divestitures and/or capital raising transactions and working with Bank of America to address our covenant non-compliance. If Bank of America were to accelerate the maturity of our indebtedness under the Amended Credit Agreement, there is substantial uncertainty we would be able to secure capital resources to repay the amounts due. Absent acceleration of payment, our term loan facility and revolving credit facility matures on November 17, 2026, at which time the outstanding principal and interest will be due. For a detailed discussion of our current credit facilities, refer to Note 7. Debt in Notes to Consolidated Financial Statements in Item 8 of Part II of this Comprehensive Form 10-K. For updated disclosure on the Credit Agreement, refer to "Credit Agreement Defaults, above.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2024
	(Restated)
Cash used in operating activities	$(16,696)	$(14,975)
Cash used in investing activities	$(11,481)	$(11,898)
Cash (used in) provided by financing activities	$(1,269)	$43,183

Cash flows from operating activities

Net cash used in operating activities for 2023 of $16.7 million consisted primarily of net loss of $74.1 million, adjustments for non-cash charges for depreciation and amortization of $9.4 million, share-based compensation expense of $11.6 million and increase in provision for inventory excess and obsolescence of $14.1 million, $12.8 million decrease in deferred income taxes and $0.5 million increase in allowance for credit losses offset by $0.1 million reduction in warranty reserve, along with changes in operating assets and liabilities that resulted in net cash inflows of $9.2 million. The changes in operating assets and liabilities consisted primarily of a $37.4 million decrease in accounts receivable due to lower revenues, $13.2 million increase in other assets and liabilities, mostly due to an increase in noncurrent loss on supplier commitment liability and $2.0 million decrease in prepaid expenses, offset by a $27.8 million increase in inventories, mostly due to lower revenue, $13.0 million decrease in accounts payable due to timing of purchases and payments, and $2.0 million decrease in accrued employee compensation mostly due to lower accruals for our corporate bonus and sales incentive programs as a result of failure to meet metrics underlying our incentive compensation payable to employees.

Net cash used in operating activities for 2024 of $15.0 million consisted primarily of net loss of $74.5 million, adjustments for non-cash charges for depreciation and amortization of $10.0 million, share-based compensation expense of $9.8 million, a $9.0 million impairment charge related to goodwill, a $8.8 million impairment charge related to property and equipment, a $6.6 million impairment charge related to definite-lived intangibles, $1.1 million impairment charge related to both internal use and externally sold software and $0.1 million impairment charge for right-of-use operating lease assets along with a $6.0 million increase in provision for inventory excess and obsolescence, $1.5 million increase on the recognition of a deferred tax liability, $0.9 million increase in the provision for estimated credit losses and $0.1 million of other non-cash charges, along with changes in operating assets and liabilities that resulted in net cash inflows of $5.7 million. The changes in operating assets and liabilities consisted primarily of a $20.1 million reduction in inventories and a $8.3 million reduction in accounts receivable mostly due to lower revenues, partially offset by $10.6 million decrease in other accrued assets and liabilities, mostly due to decreased sales returns and increased noncurrent prepayments made to component suppliers to secure inventory in future years, along with $7.2 million increase in prepaid expenses, $1.4 million decrease in accounts payable, $1.3 million decrease in accrued liabilities, $1.2 million increase in income taxes receivable and $1.0 million reduction in accrued employee compensation.

Cash flows from investing activities

Our investing activities for both periods presented consisted of capital expenditures for property, equipment, internal use software and capitalized labor costs for software to be marketed for sale in support of the growth of our business.

Cash flows from financing activities

Net cash used in financing activities of $1.3 million for 2023 was primarily due to principal payments of $2.6 million on our term loan and $0.7 million of taxes paid on net share settlement of equity awards and a $0.1 million payment of debt issuance costs incurred with our entry into the Amended Credit Agreement. These outflows are partially offset by $1.7 million in proceeds from the issuance of ordinary shares under our employee share purchase plan and $0.5 million of proceeds received from the exercise of share options.

Net cash provided by financing activities of $43.2 million for 2024 was primarily due to $45.0 million drawn down on the revolving credit facility and proceeds received of $0.9 million from the issuance of ordinary shares under our Employee Share Purchase Plan partially offset by $2.6 million repayment of principal due under the term loan facility with Bank of America.

Critical accounting estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expense and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. For a summary of all of our accounting policies, including the accounting policies discussed below, see Note 1. Description of Business and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Comprehensive Form 10-K.

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

Our distributors are allowed certain price adjustments in the form of stock rotation rights and customer incentives. In determining the transaction price, we consider stock rotation rights and customer incentives to be forms of variable consideration. The Company estimates variable consideration for rebates using the expected value method. The estimate incorporates all reasonably available information, including historical rebate experience, current channel inventory levels, macroeconomic indicators and observable changes in customer demand. Variable consideration estimates are continuously assessed such that it is probable that a significant reversal of revenue will not occur. Our distributors are also allowed certain price adjustments in the form of stock rotation rights. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory. Stock rotations are an additional form of variable consideration. The Company estimates variable consideration for stock rotations using the value of inventory being held by its distributors ("channel inventory"), historical returns experience and a qualitative adjustment to consider fluctuations in ending channel inventory balance and actual returns being processed in both historical and subsequent periods. Management believes that the accounting estimates related to these price adjustments are "critical accounting estimates" because significant judgment is required to estimate the related accruals, such as estimating future customer preferences that could impact the rebates offered to distributors or the stock being returned.

Accruals for these programs are recorded as revenue adjustments that reduce gross billings in the period the related sale is recognized. If significant changes in the assumptions used to develop the estimates occur, such as the expected rebate per unit or expected number of units to be rebated, it could impact the Company's results of operations and financial condition.

Inventory valuation

The valuation of inventory requires us to estimate excess or obsolete inventory. The determination of excess or obsolete inventory is estimated based on a comparison of the quantity and cost of inventory on hand to our forecast of remaining lifetime demand, consideration of historical sales or usage and requires significant management judgment. We also consider the rate at which new products will be accepted in the marketplace and how quickly customers will transition from older products to newer products. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative impact on our gross margin. The actual amount of inventory written off in future periods will likely differ from the inventory excess and obsolete provisions reflected in our consolidated balance sheets due to difference between estimated and actual future demand, which could have a material effect on our net inventory as reported in our consolidated financial statements. Any adjustments to the valuation of inventory are included in cost of revenues.

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

Goodwill and long-lived assets recoverability and impairment assessment

Goodwill is tested for impairment annually on December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our one reporting unit below its carrying amount. Long-lived assets are tested for recoverability if a triggering event is identified in the period and may indicate the carrying amount of these assets may not be recoverable. We consider significant events and circumstances including the excess of prior estimates of fair value compared to carrying amount, historical trends and current results, assumptions regarding future performance, operating income or cash flows, strategic initiatives and overall economic factors, including significant negative market or industry trends and macroeconomic developments, and sustained declines in our share price or market capitalization, considered in both absolute terms and relative to peers. If we determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further goodwill impairment testing is required. If indicators of impairment are identified, a quantitative impairment test is performed.

For the quantitative assessment of goodwill impairment, management determined that the Company operates as one reporting unit and compared the fair value of its one reporting unit to its carrying value. In determining the fair value of its one reporting unit, we used an income approach. The income approach, or discounted cash flow method, utilized our current forecast based on management's estimates of revenue, expenses, capital expenditures and working capital projections.

Considerable management judgment is necessary to estimate expected future cash flows, including evaluating the impact of operational and economic factors on our future cash flows, all of which are subject to uncertainty. The assumptions and estimates used in determining the fair value of our reporting unit involve significant elements of subjective judgment and analysis by management. Certain future events and circumstances, including deterioration of market conditions, changes in our cost of capital, a decline in actual and expected demand, among others, could result in changes to these assumptions and judgments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to interest rate risk from fluctuations in the interest rate used to calculate interest expense on the outstanding principal on our term loan facility and all outstanding borrowing under our revolving credit facility, which as of December 31, 2024 was $22.8 million and $45.0 million, respectively.

As a result of our non-compliance with our covenants, our term loan facility and revolving credit facility were converted to Base Rate loans, with interest accruing on the outstanding principal amount of the term loan facility and outstanding borrowing on the revolving credit facility on a quarterly basis equal to the Prime rate per annum, plus a 2.25% applicable margin. In addition, we are being charged a 2% interest penalty while an event of default exists. At December 31, 2024, the effective interest rate on the term loan was 10.24% and the weighted-average interest rate on the revolving credit facility was 8.73%. A hypothetical 100-basis point increase in interest rates, and assuming a consistent applicable margin would result in an additional $0.3 million in interest expense related to our term loan facility and $0.5 million of interest expense related to our revolving credit facility per year. Until we are successful at removing the event of default, the 2% interest penalty will result in an additional $0.6 million in interest expense related to our term loan facility and $0.9 million of interest expense related to our revolving credit facility per year.

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

Credit risk

We consider the credit risk of all customers and regularly monitor credit risk exposures in our trade receivables. Our standard credit terms with our customers are generally net 30 to 60 days. We had one customer representing more than 10% of trade receivables at December 31, 2023 and 2024. In addition, we had two customers representing more than 10% of revenues for the years ended December 31, 2023 and 2024.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-68 of this Comprehensive Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2024, the end of the period covered by this report on Comprehensive Form 10-K.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded material weaknesses existed in our internal control over financial reporting as of December 31, 2024, and accordingly, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of, and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management based its assessment on criteria established in “Internal Control Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2024, due to the material weaknesses described below.

Material Weaknesses Identified

During the year ended December 31, 2024, management identified the following material weaknesses in our internal control over financial reporting:

1.
Competency. We did not have sufficient technical accounting expertise and competency within the finance function to appropriately apply U.S. GAAP to complex and non-routine transactions. Specifically, we did not maintain adequate personnel with the appropriate level of knowledge, experience and training to (i) identify accounting issues requiring specialized judgment, (ii) research and interpret relevant accounting guidance, and (iii) design and execute effective controls over the accounting for such transactions. As a result, certain controls designed to prevent or detect misstatements in a timely manner were not operating effectively.
2.
Accounting policies and procedures. We did not maintain effective controls over financial reporting related to the design and adequacy of our accounting policies and procedures supporting the identification, estimation, and recording of certain significant accounting estimates, specifically, those related to the evaluation of excess and obsolete inventory, the estimation of expected credit losses, classification of certain supplier prepayments made as current or noncurrent assets and classification of loss on supplier commitment liability as current or noncurrent liabilities; the identification and accounting for variable consideration, and processes and procedures to identify and assess the accounting of non-standard revenue contracts and related terms. Our accounting policies did not provide adequate guidance to ensure that these matters were consistently identified, evaluated and accounted for in accordance with U.S. GAAP, or that changes in relevant facts and circumstances were appropriately reflected in management's accounting conclusions.
3.
Information technology general controls. We did not maintain effective controls related to the design and operating effectiveness of information technology general controls over systems supporting financial reporting, including controls over logical access, program change management, and information technology operations. These information technology general control deficiencies impacted management's ability to rely on certain automated controls and system-generated reports.
4.
Rebates and returns. We did not maintain effective controls over our rebate and returns programs to ensure they completely identified relevant contract terms and program features were appropriately evaluated, and that rebate and returns accruals were estimated using reasonable and supportable assumptions that reflect expected customer behavior and historical experience as required under ASC 606, Revenue from Contracts with Customers. In addition, controls were not sufficiently precise to ensure that changes in rebate programs, pricing arrangements, sales trends, channel inventory amounts, and other relevant inputs were timely incorporated into the estimation of variable consideration.
5.
Excess and obsolete inventory. We did not maintain effective controls over financial reporting related to the identification, estimation and recording of excess and obsolete inventory reserves for finished goods and component inventory. Specifically, we did not design and maintain effective controls to ensure that inventory items that were excess, slow-moving, or obsolete were identified timely and appropriately evaluated based on remaining lifetime demand, product life cycles, customer requirements, and technological changes. In addition, controls were not sufficiently designed or operating effectively to ensure that inventory reserve estimates were developed using reasonable and supportable assumptions, including consideration of historic sales or usage and remaining lifetime demand.
6.
Impairment accounting. We did not maintain effective controls over the timely identification of impairment triggering events or the proper evaluation and recording of impairments related to goodwill, intangible assets, and long-lived assets in accordance with ASC 350, Intangibles - Goodwill and Other, and ASC 360, Property, Plant and Equipment. Specifically, we did not ensure that events or changes in circumstances indicating that the carrying amounts of reporting units, asset groups, or individual long-lived assets may not be recoverable were identified and assessed on a timely basis. Additionally, controls were not adequately designed or operating effectively to ensure that, upon identification of a triggering event, appropriate qualitative and quantitative impairment analyses were performed and that any resulting impairment charges were accurately measured and recorded in the appropriate reporting period.
7.
Income taxes. We did maintain effective controls over the identification, evaluation, and timely recording of valuation allowances in accordance with ASC 740, Income Taxes. Specifically, controls were not designed or operating effectively to ensure that all available positive and negative evidence relevant to the realizability of deferred tax assets was appropriately identified, evaluated, and monitored on a timely basis. Additionally, we did not maintain effective controls to ensure that changes in facts and circumstances affecting the realizability of deferred tax assets were consistently incorporated into management's conclusions regarding the need for, and amount of, a valuation allowance, or that resulting deferred tax balances were recorded in the appropriate reporting period.
8.
Classification of prepaid supplier payments and loss on commitment liability. We did not maintain effective controls over our classification of prepaid supplier payments and loss on supplier commitment liability. Specifically, controls were not designed or operating effectively to ensure that relevant, available and knowable information was adequately used to determine the appropriate noncurrent portion of the supplier prepayments and loss on supplier commitment liability.
9.
Estimate of the allowance for credit losses. We did not maintain effective controls over the evaluation and timely recording of bad debt expense. Specifically, controls were not designed or operating effectively to ensure that certain adjustments to accounts receivable were recorded on a timely basis in the appropriate reporting period.

Collectively, the material weaknesses described above contributed to the restatement discussed in Note 2 of the accompanying notes to the consolidated financial statements included in this Comprehensive Form 10-K. If not remediated, or if we identify further material weaknesses in our internal controls, our failure to establish and maintain effective disclosure controls and procedures and internal controls over financial reporting could result in future material misstatements in our consolidated financial statements.

This Comprehensive Form 10-K does not include an attestation report of our independent registered public accounting firm as established by the rules of the SEC for small reporting companies and non-accelerated filers.

Management's Plan to Remediate the Material Weaknesses

Management, with oversight from the Audit Committee of our Board of Directors, has been and is continuing to take steps to remediate the material weaknesses described above by implementing changes to our internal control over financial reporting. Our plans for remediation include, but are not limited to, the efforts summarized below:

•
Hiring additional personnel and/or continuing to engage contractors and third-party advisors with technical accounting expertise and competency to appropriately apply U.S. GAAP to complex and non-routine transactions.
•
Enhancing monitoring of user access and change management by performing comprehensive review of user roles and permissions.
•
Implementing enhanced controls over the calculation of the estimate for incentives associated with distributor rebates, particularly as it relates to the completeness and accuracy of the information produced by the entity (IPE) and assumptions used in developing the estimate of future rebates to be issued, as well as control over the information produced, including spreadsheets, reports and data by our IT systems, to develop these estimates.
•
Implementing enhanced controls over the calculation of estimate for sales returns, particularly as it relates to the assumptions used in the estimate of returns to be received.
•
Enhancing or designing and implementing controls over the completeness and accuracy of information used in financial forecasts used to calculate the estimate of excess and obsolete inventory and impairment analysis, particularly as it relates to our assessment of underlying assumptions about demand for our products, together with procedures and documentation to corroborate our assessment of the underlying assumptions about demand for our products.
•
Enhancing or designing and implementing controls over the accounting for income taxes to ensure the appropriate recording of deferred income taxes, deferred tax valuation allowances and related disclosures. Also, engaging a third-party advisor to assist management in making improvements to our evaluation and documentation of accounting for deferred tax valuation allowances.
•
Enhancing or designing and implementing controls over the completeness and accuracy of information used in our assessment to determine the appropriate noncurrent portion of the supplier prepayments and loss on supplier commitments liability.
•
Enhancing or designing and implementing controls over the completeness of information used in the determination of our allowance for credit losses, particularly as it relates to our assessment of the underlying assumptions about the collectability of aged accounts receivable, together with procedures and documentation to corroborate our assessment of the underlying assumptions about the collectability of aged accounts receivable.

We expect to continue our efforts to remediate the material weakness as described above through fiscal year 2026. We believe that the implementation of the above steps will allow us to address the deficient controls within our internal controls environment, which will facilitate the remediation of the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, we will take additional measures to address control deficiencies and we may modify certain of the remediation measures described above. Following our design and implementation of our remediation efforts, we will need to demonstrate their operating effectiveness. We will not be able to consider the material weakness remediated until the applicable remedial controls operate for a sufficient period of time and our management has concluded, through testing, that our control is operating effectively.

Changes in Internal Control

We are working towards implementing processes and procedures to address the material weaknesses noted above. There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act for the quarter ended December 31, 2024 other than the identification of the material weaknesses and the remediation plan disclosed above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

None.

Item 9B. Other Information.

During the year ended December 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our board of directors currently consists of seven directors, who are divided into three classes with staggered, three-year terms. Our Amended and Restated Memorandum and Articles of Association provides that the authorized number of directors may be changed only by resolution of our board of directors. The following table sets forth information with respect to our board of directors as of March 30, 2026.

Name	Age	Director Since	Board Committees
Class I Directors
Atul Bhatnagar	68	April 2018	—
Alexander Slusky	58	August 2011	Compensation Committee (Chair)
Morgan Kurk	56	August 2023	—
Class II Directors
Vikram Verma	61	January 2019	Audit Committee, Compensation Committee
Robert Amen (Chairman)	52	August 2011	—
Class III Directors
Bruce Felt	68	May 2018	Audit Committee (Chair)
Kevin Lynch	57	June 2020	Audit Committee

There was no change in the composition of our board of directors during 2024 and 2025. Additional biographical descriptions are set forth in the text below.

Class I Directors

Alexander R. Slusky has served as a member of our board of directors since August 2011. Since its inception in 1997, Mr. Slusky has served as Managing Director and Founding Partner of Vector Capital and its affiliated funds. From 1995 until 1997, Mr. Slusky led the technology equity practice at Ziff Brothers Investments, managing a portfolio of public and private technology investments which later became Vector Capital. From 1992 until 1995, Mr. Slusky was an investor at New Enterprise Associates, a venture capital firm where he focused on venture investments in software, communications, and digital media. Mr. Slusky holds a Bachelor’s degree in Economics from Harvard University and a Master of Business Administration from Harvard Business School. In addition to Cambium, Mr. Slusky currently serves on the board of directors of Rocket Lab, a space systems company, and previously served on the board of directors of Technicolor SA, a digital media solutions company.

Atul Bhatnagar served as our President and Chief Executive Officer from February 2013 to August 2023. He was chief executive officer of ExperienceFlow AI from November 2024 to February 2025. He was on the board of directors of Cambium Networks, Ltd., the company through which we conduct our business from September 2014 to August 2023. In connection with our IPO, Mr. Bhatnagar was appointed as a member of our board of directors in April 2018. Prior to joining us, Mr. Bhatnagar served as the President and Chief Executive Officer of Ixia, a company that provided test and measurement equipment and applications to maintain wireless and wireline computer networks, from March 2008 until May 2012. Mr. Bhatnagar holds a B.S. degree in Electrical Engineering from the Birla Institute of Technology and Sciences and a M.S. in Electrical Engineering from the University of New Mexico, Albuquerque.

Morgan Kurk has been our President and Chief Executive Officer and a member of our Board of Directors since August 2023. From September 2021 to April 2023 he was President, Personal Protection Equipment at Honeywell. Prior to that, Mr. Kurk held roles at CommScope, as Chief Technology Officer, Executive Vice President, and Executive Vice President of the Broadband Segment from April 2019 to July 2021, Chief Operating Officer from April 2018 to July 2021, Chief Technology Officer from October 2015 to January 2018, Senior Vice President, Wireless from April 2012 to October 2015, and Senior Vice President, Enterprise from November 2009 to July 2012. Mr. Kurk holds an M.S.E.E. Electromagnetics and Optics from the University of Michigan, and an M.B.A., Marketing and Finance from Northwestern University, Kellogg School of Management.

Class II Directors

Robert Amen has served as a member of our board of directors since August 2011, as our Chairman of the Board since 2018 and a member of our Audit Committee from June 2019 to June 2020. Mr. Amen joined Vector Capital as an Associate in 1999 and became Managing Director in 2012. Before joining Vector Capital, Mr. Amen was a Business Development Manager at Microsoft Corporation and a Corporate Finance Analyst in the Technology practice at Montgomery Securities. Mr. Amen currently sits on the Board of Directors of Leap Event Technology, MoxiWorks, IPVALUE, and Showpad. Previous board assignments include CollabNet VersionOne (acquired by TPG Capital), Cloudsense (acquired by Skyvera), Corel (acquired by KKR), Idera (acquired by TA

Associates), McGraw Hill Education and Precise Software Solutions (acquired by Idera). Mr. Amen has a B.A. in history and economics from Stanford University and a M.B.A from The Wharton School.

Vikram Verma has served as a member of our board of directors since January 2019 and serves on our audit and compensation committees. Mr. Verma served as Chief Executive Officer of 8x8, a cloud communication services company, from September 2013 to December 2020 and as a director of 8x8 from January 2012 to December 2020. From October 2008 through August 2013, Mr. Verma was President of Strategic Venture Development for Lockheed Martin. From 2006 through 2008, Mr. Verma was President of the IS&GS Savi Group, a division of Lockheed Martin. Prior to 2006, Mr. Verma was Chairman and Chief Executive Officer of Savi Technology through its acquisition by Lockheed Martin. Mr. Verma has served as a member of the board of directors of RAE Systems (acquired by Honeywell International), Blackfire (acquired by ROKU, Inc.) and Ping Identity Holding Corp. (acquired by Thoma Bravo). He currently serves on the board of directors of Cyara (Lead Independent Director), Zingtree, Genesis Digital, LLC (Executive Chairman, Board of Managers), SecureAuth Corporation (Chairman), TokenEX (now called IXOPAY) (Chairman), and the Advisory Board of Wiliot. Mr. Verma received a Bachelor of Science Electrical Engineering (B.S.E.E.) degree from Florida Institute of Technology, a Master of Science Electrical Engineering (M.S.E.) degree from the University of Michigan, and a graduate degree of Engineer in Electrical Engineering from Stanford University.

Class III Directors

Bruce Felt has served as a member of our board of directors since May 2018 and is the chair of our audit committee. Mr. Felt has served as Chief Financial Officer Kong, a software API management company, since January 2026, and as interim Chief Financial Officer of Dura Software since July 2025. He served as the Chief Financial Officer of Domo, a cloud-based enterprise software company from August 2014 to March 2023. From June 2012 to June 2014, Mr. Felt served as the Chief Financial Officer of Ten-X, an online real estate marketplace. From October 2006 to June 2012, Mr. Felt served as the Chief Financial Officer of SuccessFactors, a cloud-based human capital management software company. Mr. Felt is currently a member of the board of directors of Veridigm Health, a provider of practice management and electronic health records technology, Betterworks, a human capital management software company and Human Interest, a provider of retirement plans for small and medium sized businesses. Mr. Felt was a member of the board of directors of Evolent Health, a healthcare services company from June 2015 to January 2021. Mr. Felt holds a B.S. in accounting from the University of South Carolina and a M.B.A. from Stanford University Graduate School of Business.

Kevin Lynch has served as a member of our board of directors since June 2020 and serves on our audit committee. Mr. Lynch, has, from January 2011 to present, managed all investing and tax planning for the Lynch Family Office. From March 2001 to December 2010, Mr. Lynch was a partner at Jana Partners LLC, a value-oriented, event-driven fund with a sub-strategy of activist investing and was a member of the investment committee. From August 1999 to March 2001, Mr. Lynch was an associate with Sagaponack Partners LP, a private equity investment firm, from January 1995 to August 1997 he was an associate with the private equity investment firm Cornerstone Equity Investors LLC and from 1990 to 1995, Mr. Lynch worked in various accounting and investment areas of Prudential Financial, Inc. From March 2016 to March 2019, Mr. Lynch was a member of the board of directors of the Investment Technology Group, Inc., and served on the capital committee from 2016 to 2019 and the audit committee from 2018 to 2019, when the company was acquired by Virtu Financial, Inc. in March 2019. Mr. Lynch holds a B.S. in finance from Penn State University and an M.B.A. from Columbia Business School. He is a Chartered Financial Analyst and a member of the CFA Institute.

Board of Directors’ Role in Risk Oversight

Our board of directors takes an enterprise-wide approach to risk management that seeks to complement our organizational objectives, strategic objectives, long-term organizational performance and the overall enhancement of shareholder value. Our board of directors believes that its oversight of the executive team’s management of risks confronting the Company is one of its most important areas of responsibility, and directly oversees corporate and product strategy, executive succession planning, and other matters reserved to the full board. In addition the full board assesses and considers the risks we face on an ongoing basis, including risks that are associated with our financial position and cash management, our competitive position and the impact of our operations on our cost structure, as well as our noncompliance with listing standards of The Nasdaq Stock Market, our delisting from the Nasdaq Stock Market, our ordinary shares trading on the OTC Expert Market, and the filing requirements of the SEC. In addition, our board of directors reviews and assesses risks associated with the current state of trade relations and global tariffs, inflationary pressures, a potential global recession, cybersecurity events, the increasing use of artificial intelligence and generative AI tools, excess and obsolete inventory, declining sales, and the impact of the political tensions, including the conflict in Russia, Belarus and Ukraine, the conflict between Iran and the United States and Israel and other tensions in the Middle East and elsewhere, as well as the relationship between the U.S. and China, and discusses these risks with management. Our board of directors’ approach to risk management includes understanding the risks we face, analyzing them with the latest information available and determining with management the steps that should be taken to manage those risks, with a view toward the appropriate level of risk for a company of our size and financial condition.

Certain committees of our board of directors actively manage risk within their given purview and authority.

•
Our audit committee has primary responsibility for assisting the board of directors with risk oversight and has the responsibility for overseeing our major financial, legal and regulatory risk exposures, which span a variety of areas including our financial statements, privacy and data security, environmental risks and disclosure, corporate governance, legal and regulatory compliance, reputational and policy matters, financial reporting and cybersecurity, as well as risks associated with our internal control over financial reporting and any weaknesses in these controls. Our audit committee also oversees the steps our management has taken to monitor and control these exposures, including policies and procedures for assessing and managing risk and related compliance efforts.
•
Our compensation committee evaluates risks arising from compensation policies and practices and maintains oversight of the design and administration of compensation programs and policies.
•
Each of our committees provides reports to the full board of directors regarding these and other matters.

Management, led by our CEO and executive team, implements and supervises day-to-day risk management processes and reports to the board and its committees on significant matters.

Board Leadership Structure

Currently, the roles of chairman of the board of directors and chief executive officer are separated. Our board of directors believes that having separate positions is appropriate for us and demonstrates our commitment to good corporate governance. Our board of directors has elected Mr. Amen chairman of the board and believes that he is the person best positioned to ensure that the time and attention of our Board is focused on the matters most critical to our business, including management oversight and risk assessment as a result of his in-depth knowledge of our business, opportunities and challenges. Our CEO is then better able to focus on our day-to-day business and corporate strategy, and convey management's perspective to the board of directors. Our board of directors believes that this current leadership structure provides effective independent oversight of management and best serves the shareholders.

Meetings of the Board of Directors

Our board of directors held ten (10) meetings and acted by written consent three (3) times during the year ended December 31, 2024, and held sixteen (16) meetings and acted by written consent four (4) times during the year ended December 31, 2025. During 2024 and 2025, each person currently serving as a director attended at least 75% of the aggregate of the total number of meetings of the board of directors and each committee of which he was a member. Each director is also encouraged to attend the Company’s annual general meeting of shareholders and each of our directors attended our annual general meeting in 2024. We did not hold an annual general meeting of shareholders during 2025.

Committees of the Board of Directors

Our board of directors has established an audit committee and a compensation committee. Although our ordinary shares are no longer listed on Nasdaq, we continue to adhere to Nasdaq's listing rules and are relying on the controlled company exemption under the rules that do not require us to form a nominating and corporate governance committee as long as we are majority owned by Vector Capital and its affiliates, and the independent members of our board of directors are responsible for nominations of directors.

Each committee operates pursuant to a written charter that has been approved by our board of directors. A copy of the current charter for each of the audit committee and compensation committee is available on our website at www.cambiumnetworks.com. We do not intend for the website address listed in Comprehensive Form 10-K to be an active link or to otherwise incorporate the contents of our website into this Comprehensive Form 10-K. The audit committee met four (4) times in 2024 and acted by written consent two (2) times and met seven (7) times and acted by written consent two (2) times during 2025, and the compensation committee met four (4) times and acted by written consent four (4) times in 2024 and met three (3) times during 2025. The members of the audit committee and compensation committee are noted in the table below:

Audit Committee	Compensation Committee
Bruce Felt (Chair)	Alexander Slusky (Chair)
Vikram Verma	Vikram Verma
Kevin Lynch

Audit Committee

Our audit committee consists of Bruce Felt, Vikram Verma and Kevin Lynch, with Mr. Felt serving as the chair. Our board of directors has determined that each of Messrs. Felt, Verma and Lynch are independent within the meaning of Rule 10A-3 under the Exchange Act. Our board of directors has also determined that Mr. Felt is an “audit committee financial expert” as defined by the applicable SEC rules and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq.

In accordance with our audit committee charter, our audit committee is responsible for, among other things:

•
overseeing our corporate accounting and financial reporting processes and our internal controls over financial reporting;
•
evaluating the independent registered public accounting firm’s qualifications, independence and performance;
•
engaging and approving the compensation of the independent registered public accounting firm;
•
approving the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;
•
reviewing our consolidated financial statements;
•
reviewing our critical accounting policies and estimates and internal controls over financial reporting;
•
discussing with management and the independent registered public accounting firm the results of the annual audit and the reviews of our quarterly consolidated financial statements;
•
aiding the board in matters of risk management including privacy and data security;
•
reviewing our environmental, social and governance initiatives; and
•
such other matters that are specifically designated to the audit committee by our board of directors from time to time.

Our audit committee operates under a written charter that satisfies the applicable standards of the SEC.

Compensation Committee

Our compensation committee consists of Alexander Slusky and Vikram Verma, with Mr. Slusky serving as chair. Although our ordinary shares are no longer listed on Nasdaq, we continue to adhere to Nasdaq’s listing rules and rely on certain exemptions afforded to controlled companies under the Nasdaq corporate governance rules, which exempt us from the requirement that we have a compensation committee composed entirely of independent directors. We intend to comply with future requirements to the extent they become applicable to us. We believe the inclusion of Mr. Slusky, a non-independent director, as chairman of our compensation committee is in the best interests of our company and shareholders because Mr. Slusky has relevant skills and experience that makes him qualified to research, assess and recommend executive compensation plans, and create competitive retention strategies, balancing our financial goals with investor expectations as a result of his role working with various portfolio companies of Vector Capital, where he is Chief Investment Officer.

In accordance with our compensation committee charter, our compensation committee is responsible for, among other things:

•
reviewing and approving policies relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of the Chief Executive Officer and other senior officers;
•
evaluating the performance of the Chief Executive Officer and other senior officers in light of those goals and objectives;
•
setting compensation of the Chief Executive Officer and other senior officers based on such evaluations;
•
administering the issuance of options and restricted share units and any other equity awards under our equity-based incentive plans; and
•
such other matters that are specifically designated to the compensation committee by our board of directors from time to time.

The compensation committee operates under a written charter that satisfies the applicable standards of the SEC. The compensation committee may form and delegate authority to subcommittees consisting of one or more members when it deems appropriate.

Compensation Committee Interlocks and Insider Participation

During the years ended December 31, 2024 and December 31, 2025, none of the members of our compensation committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics, which establishes the standards of ethical conduct applicable to all of our directors, officers and employees, and a code of ethics for senior financial officers that applies to our Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer, the Controller and persons performing similar functions. A copy of our code of business conduct and ethics is posted on our website, www.cambiumnetworks.com. In addition, we intend to post on our website all disclosures that are required by law or the listing rules of any exchange upon which our shares are traded concerning any amendments to, or waivers from, any provision of the code of business conduct. The reference to our web address does not constitute incorporation by reference of the information contained at or available through our website.

Director Nomination Process

Our full board of directors is responsible for identifying individuals qualified to serve as directors, and for selecting nominees for election as directors, except where we are legally required by contract, law or otherwise to provide third parties with the right to nominate. The process followed by our board of directors to identify and evaluate director candidates includes requests to other board members as well as other existing contacts for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates, and interviews of selected candidates. Our board may use a third-party search firm in those situations where particular qualifications are required or where existing contacts are not sufficient to identify an appropriate candidate.

Shareholders may recommend individuals for consideration as potential director candidates. Any such proposals should be submitted to our corporate secretary at our principal executive offices and should include appropriate biographical and background material to allow our board of directors to properly evaluate the potential director candidate and the number of our shares beneficially owned by the shareholder proposing the candidate. Assuming that biographical and background material has been provided on a timely basis, any recommendations received from shareholders will be evaluated in the same manner as other potential nominees considered by our board of directors. If our board of directors determines to nominate a shareholder-recommended candidate and recommends his or her election, then his or her name will be included on our proxy card for our next annual meeting of shareholders.

Shareholder Communications

Any shareholder or other interested party who wishes to communicate with our board of directors or any individual director may send written communications to our board of directors or such director c/o Corporate Secretary, Cambium Networks Corporation, c/o Cambium Networks, Inc., 2000 Center Drive, Suite East A401, Hoffman Estates, Illinois 60192, attention Chief Legal Officer. The communication must include the shareholder’s name, address and an indication that the nominating person is our shareholder. The Corporate Secretary will review any communications received from shareholders and will forward such communications to the appropriate director or directors, or committee of our board of directors, based on the subject matter.

Section 16(a) Reports

The members of our board of directors, executive officers and beneficial holders of more than ten percent (10%) of the outstanding ordinary shares are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, which requires them to file reports with respect to their ownership of our securities. To our knowledge, based solely upon the copies of Section 16(a) reports and written representations which we received from such persons for their 2024 fiscal year transactions in our ordinary shares and their ordinary shares holdings, we believe that all reporting requirements under Section 16(a) for 2024 were met in a timely manner by our directors, executive officers and greater than ten percent (10%) beneficial owners.

Executive Officers

The executive officers of the Company are elected each year at the meeting of our board, which precedes the annual general meeting of shareholders, and at other board meetings, as appropriate. As of March 10, 2026, the executive officers of the Company were as follows:

Name	Age	Position(s)
Morgan Kurk	56	President and Chief Executive Officer and Director
Mitchell Cohen	70	Interim Chief Financial Officer
Scott Imhoff	57	Senior Vice President, Product Management
Sally Rau	67	Senior Vice President, Chief Legal and HR Officer
Vibhu Vivek	58	Senior Vice President, Products

Morgan Kurk has been our President and Chief Executive Officer and a member of our board of directors since August 2023. From September 2021 to April 2023 he was President, Personal Protection Equipment at Honeywell. Prior to that, Mr. Kurk held roles at CommScope, as Chief Technology Officer, Executive Vice President, and Executive Vice President of the Broadband Segment from April 2019 to July 2021, Chief Operating Officer from April 2018 to April 2019, Chief Technology Officer from October 2015 to January 2018, Senior Vice President, Wireless from April 2012 to October 2015, and Senior Vice President, Enterprise from November 2009 to July 2012. Mr. Kurk holds an M.S.E.E. Electromagnetics and Optics from the University of Michigan, and an M.B.A., Marketing and Finance from Northwestern University, Kellogg School of Management.

We believe that Mr. Kurk possesses specific attributes that qualify him to serve as a member of our board of directors, including his extensive experience in the wireless and wireline networking industry and the operational insight and expertise he has accumulated as our President and CEO.

Mitchell Cohen has served as our interim Chief Financial Officer since December 18, 2025. Mr. Cohen has extensive public company, private equity, and high-growth/startup financial organization leadership experience spanning various industries, with experience driving transformational financial performance, delivering increases in shareholder value, and leading complex corporate transactions, including acquisitions and divestitures, debt financing, restructuring, and liquidity management. He is adept at stepping into challenging environments to stabilize operations, restore confidence, and accelerate performance improvements. He has provided chief financial officer and consultant services to companies since 2018 and acted as interim chief financial officer to a variety of companies since 2022, serving in such capacity for Cerence, Redbox Entertainment, Blue Apron and Cytodyn. He holds a Bachelor of Arts, Accounting & Economics from Queens College.

Scott Imhoff has served as our Senior Vice President, Product Management since July 2016. Mr. Imhoff joined us in October 2011 from Motorola Solutions and served in a variety of business development positions, including Director of Business Development, Vice President of Global Partner Development, and Vice President and Senior Vice President of Product Management. Mr. Imhoff holds a B.S. in Economics from Iowa State University and a M.B.A. from Lake Forest Graduate School of Management.

Sally Rau has served as our Chief Legal Officer since February 2015 and as our Chief Legal and HR Officer since August 2024. In the period between 2014 and 2015, Ms. Rau was a consultant for law firms in the San Francisco Bay Area. Prior to 2014, Ms. Rau served as General Counsel of Velti, a provider of mobile marketing and advertising technology and solutions, a position she held from August 2010 until December 2013. From June 1998 until September 2010, Ms. Rau was a lawyer, and, from 2000 a partner, at DLA Piper LLP, a global law firm. Ms. Rau holds a B.A. in History from the University of California, Berkeley, and a J.D. from the University of Oregon School of Law. Ms. Rau is a member of the State Bar of California.

Vibhu Vivek has served as our Senior Vice President, Products since June 2013. Prior to joining us, he served as Senior Director of Engineering from January 2007 to November 2008, and Vice President of Engineering from November 2008 until June 2013, for the Enterprise Network and Communications Business Unit within Motorola Solutions. Mr. Vivek holds a B.S. in engineering from the Indian Institute of Technology Delhi, a M.S. in engineering from Indian Institute of Technology and a M.S. in civil engineering from the University of Maine.

Insider Trading Policy

We have an Insider Trading Policy governing the purchase, sale and other dispositions of our securities that applies to the Company and its personnel, including officers, directors, all other employees, and other covered persons (the “Insider Trading Policy”).

The Insider Trading Policy prohibits our officers, directors and all other employees from trading in our securities or in the securities of another company while in possession of material non-public information. The Insider Trading Policy also prohibits disclosing material nonpublic information about us or another company, to others who may trade on the basis of that information, and provides information about our quarterly restricted trading periods.

A copy of the Insider Trading Policy is filed as Exhibit 19 to this Comprehensive Form 10-K.

Our Insider Trading Policy prohibits our directors, officers, employees, consultants, contractors and advisors engaging in transactions in publicly-traded options, such as puts and calls, and other derivative securities with respect to the Company’s securities. This prohibition extends to any hedging or similar transaction designed to decrease the risks associated with holding Company securities.

These policies were established in part because transactions in derivative securities may reflect a short-term and speculative interest in the Company’s securities and may create the appearance of impropriety, even where a transaction does not involve trading on inside information. Trading in derivatives may also focus attention on short-term performance at the expense of the Company’s long-term objectives. In addition, the application of securities laws to derivatives transactions can be complex, and persons engaging in derivatives transactions run an increased risk of violating securities laws.

In addition, our Insider Trading Policy prohibits our employees from pledging the Company’s securities as collateral for loans. Short sales with respect to the Company’s securities are prohibited under our Insider Trading Policy.

Although our insider trading policy also includes certain requirements relating to Rule 10b5-1 trading plans, none of our officers, directors or other employees currently has in place a Rule 10b5-1 trading plan.

Item 11. Executive Compensation.

Executive Compensation

This section discusses the material components of the executive compensation program in the fiscal year ended December 31, 2024, for our “named executive officers.” As a smaller reporting company, the SEC defines our named executive officers as (i) any individual serving as our Chief Executive Officer during the fiscal year; (ii) our two most highly compensated executive officers other than the Chief Executive Officer, who were serving as such as of December 31, 2024; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) but for the fact they were not serving as an executive officer at the end of the year.

Overview

This section provides a discussion of the compensation paid or awarded to our President and Chief Executive Officer and our two other most highly compensated executive officers as of December 31, 2024. We refer to these individuals as our “named executive officers.” As a “smaller reporting company” and pursuant to the rules of the SEC, the Company is providing compensation information for the following individuals as our named executive officers:

* Morgan Kurk, President and Chief Executive Officer and Director
* Jacob Sayer, Chief Financial Officer (1)
* Vibhu Vivek, Senior Vice President, Product

(1) Mr. Sayer was appointed as Chief Financial Officer, effective April 8, 2024 and resigned as Chief Financial Officer effective as of September 5, 2025.

Our current executive compensation program is intended to align executive compensation with our business objectives and with the interests of our shareholders, and to enable us to attract, retain and reward executive officers who contribute to our long-term success. The compensation paid or awarded to our named executive officers is generally based on the assessment of each individual’s performance compared against the business objectives established for the fiscal year as well as our historical compensation practices, the overall performance of the Company, and our ability to meet shareholder objectives. We provide each of our named executive officers with an annual base salary, annual incentive compensation and long-term incentives. The details of our 2024 executive compensation program are discussed below.

Compensation of Named Executive Officers

Role of the Compensation Committee and Management

Pursuant to its charter and in accordance with the rules of the Nasdaq Global Market, the compensation committee is responsible for reviewing, evaluating, and approving the compensation arrangements of our executive officers and for establishing and maintaining our executive compensation policies and practices. Our compensation committee seeks input and receives recommendations from members of our executive management team when discussing the performance and compensation of other executive officers, and in assessing the financial and accounting implications of our compensation program and hiring decisions. Although the compensation committee is authorized to engage its own independent advisors to provide advice on matters related to executive compensation and general compensation programs, no compensation consultants were engaged with respect to our 2024 compensation program.

During 2024, our compensation committee reviewed and determined our executive compensation, including base salaries, bonuses, and equity awards, to further align our compensation program with shareholder interests and our long-term business and operational goals, and provided appropriate rewards and incentives for our executive officers. The compensation committee reviewed the performance of our executive officers, taking into consideration financial, operational, customer, strategic, product, and competitive factors.

The role of management is to preliminarily design our executive compensation program, policies, and governance, and to make recommendations to the compensation committee regarding these matters, with the ultimate approval of the compensation program made by the compensation committee. Management reviews the effectiveness of our compensation program, including competitiveness and alignment with our objectives. Management also recommends changes to our compensation program to help promote achievement of program objectives and reviews and makes recommendations with respect to the adoption and approval of, or amendments to, company-wide incentive compensation plans. Except with respect to their individual compensation, our Chief Executive Officer, Chief Financial Officer and Chief Legal and HR Officer made compensation recommendations to the compensation committee with respect to base salaries, bonuses, and equity awards for our executive officers, including the named executive officers, other than themselves, which were taken into account by the compensation committee in making its decisions regarding executive compensation.

Base salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with us. In 2024, annual base salaries for Mr. Kurk, Mr. Sayer and Mr. Vivek were $500,000, $400,000 (prorated based on his date of hire), and $413,700, respectively. Please see the “Salary” column in the 2024 Summary Compensation Table for the base salary amounts received by each named executive officer with respect to 2024.

Annual incentive compensation

We provide members of our senior leadership team with an opportunity to earn annual cash incentive compensation, either through our annual incentive program or through a commissions-based program for members of our sales team.

Annual incentive compensation holds executives accountable, rewards the executives based on actual business results and helps create a “pay for performance” culture. Our annual incentive program provides variable compensation based on the achievement of performance goals established by the compensation committee at the beginning of each fiscal year. Under the 2024 annual incentive compensation program applicable to each of our named executive officers, variable compensation was payable based on the achievement of certain corporate financial performance measures relating to revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) as reported by the Company in its year-end financial results. The weighting of targets was set at 48% on achievement of the revenue target, 32% on achievement of the EBITDA target, and 20% at the discretion of the compensation committee. The Company was required to meet certain financial covenants under its credit facilities before any bonus is paid.

For 2024 the variable compensation opportunities for Mr. Kurk, Mr. Sayer and Mr. Vivek were 100%, 50% and 40% of their respective base salaries, respectively. Following the end of 2024, the compensation committee reviewed our achievements against the revenue and EBITDA financial performance measures and determined that we did not meet target levels of achievement. Furthermore, the compensation committee did not approve payment of the discretionary component of the annual cash incentive program. As a result, none of the named executive officers received an annual cash incentive payment for 2024.

Equity Compensation

To further align the interests of our executive officers with the interests of our shareholders and to further focus our executive officers on our long-term performance, we include equity compensation as a key component of our executive compensation program. In 2024, equity compensation was delivered to our named executive officers in the form of share options and/or service-based restricted share units (“RSUs”), each of which are viewed as supporting our “pay for performance” culture and aligned with our shareholders’ interests as share options will have no value unless our share price increases from the date of grant and RSUs fluctuate in value based on our share price. During 2024, equity awards in the form of share options and RSUs were granted to Mr. Sayer as part of his compensation package upon being newly hired by the Company as Chief Financial Officer. Mr. Kurk and Mr. Vivek each received a share option award as an annual refresh award and Mr. Vivek received an RSU as an additional incentive award.

The table below sets forth the grant date fair value of the equity awards granted to each of the named executive officers during 2024.

Named Executive Officer	Time-Based Share Options ($) (1)	RSUs ($) (1)
Morgan Kurk (2)	1,298,187	—
Jacob Sayer (3)	519,275	108,000
Vibhu Vivek (4)	84,466	94,000
(1)
Represents the grant date fair value of the award, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”).
(2)
Share options for 500,000 shares were awarded to Mr. Kurk on May 16, 2024. Mr. Kurk’s share options have an exercise price of $3.60 per share and vest 25% on the first anniversary of the date of grant and in equal quarterly installments over the succeeding three years, subject to Mr. Kurk’s continued service with us through the vesting date.

(3)
Share options for 200,000 shares and RSUs with respect to 30,000 shares were awarded to Mr. Sayer on May 16, 2024 as part of his appointment as Chief Financial Officer. Mr. Sayer’s share options had an exercise price of $3.60 per share and the share options and RSUs each vest 25% on the first anniversary of the date of grant and in equal quarterly installments over the succeeding three years, in each case, subject to Mr. Sayer’s continued service with us through the vesting date. Upon Mr. Sayer's termination of employment, all unvested share options and RSUs were forfeited.
(4)
Share options for 30,000 shares were awarded to Mr. Vivek on March 18, 2024 with an exercise price of $4.26 per share. These share options vest 25% on the first anniversary of the date of grant and in equal quarterly installments over the succeeding three years. On July 10, 2024, RSUs with respect to 40,000 shares were awarded to Mr. Vivek, vesting 25% on the first anniversary of the date of grant and in equal quarterly installments over the succeeding three years. Vesting of each of the above awards is subject to Mr. Vivek’s continued service with us through the vesting date.

On May 16, 2023, Mr. Vivek received a grant of performance-based restricted share units (“PSUs”) with respect to 20,000 shares, 50% of which were scheduled to vest based on the achievement of earnings per share (“EPS”) targets in in 2023 and 50% in 2024. The EPS performance targets were not achieved during 2023 or 2024, and Mr. Vivek’s PSUs were forfeited in January 2024 and February 2025, respectively.

Please see the “Outstanding Equity Awards at 2024 Fiscal Year-End” table for information regarding outstanding equity awards held by our named executive officers as of December 31, 2024.

Compensation and Equity Award Policies

Clawback Policy.

In 2023, we adopted a clawback policy in accordance with the SEC and Nasdaq requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act. This policy provides for the non-discretionary recovery of excess incentive-based compensation from current and former executive officers in the event of an accounting restatement, whether or not the executive officer was at fault for the restatement, in accordance with the SEC and Nasdaq requirements. Although this Comprehensive Form 10-K includes restatement of financial results for the Non-Reliance Periods, none of our named executive officers received incentive-based compensation based on the achievement of financial results during 2023, 2024 or 2025 and, therefore, we did not recoup any amounts pursuant to our clawback policy that were previously paid to our named executive officers.

Insider Trading Policy

We have an Insider Trading Policy governing the purchase, sale and other dispositions of our securities that applies to the Company and its personnel, including officers, directors, all other employees, and other covered persons (the “Insider Trading Policy”).

The Insider Trading Policy prohibits our officers, directors and all other employees from trading in our securities or in the securities of another company while in possession of material non-public information. The Insider Trading Policy also prohibits disclosing material nonpublic information about us or another company, to others who may trade on the basis of that information, and provides information about our quarterly restricted trading periods.

A copy of the Insider Trading Policy is filed as Exhibit 19 to this Comprehensive Form 10-K.

Hedging or Pledging Policies

Our Insider Trading Policy prohibits our directors, officers, employees, consultants, contractors and advisors engaging in transactions in publicly-traded options, such as puts and calls, and other derivative securities with respect to the Company’s securities. This prohibition extends to any hedging or similar transaction designed to decrease the risks associated with holding Company securities.

These policies were established in part because transactions in derivative securities may reflect a short-term and speculative interest in the Company’s securities and may create the appearance of impropriety, even where a transaction does not involve trading on inside information. Trading in derivatives may also focus attention on short-term performance at the expense of the Company’s long-term objectives. In addition, the application of securities laws to derivatives transactions can be complex, and persons engaging in derivatives transactions run an increased risk of violating securities laws.

In addition, our Insider Trading Policy prohibits our employees from pledging the Company’s securities as collateral for loans. Short sales with respect to the Company’s securities are prohibited under our Insider Trading Policy.

2024 Summary Compensation Table

The following table shows information regarding the compensation of our named executive officers for services performed in the years ended December 31, 2024 and, to the extent required by the SEC disclosure rules, 2023.

Name and principal position	Year	Salary ($)	Bonus ($) (1)	Share awards ($) (2)	Option awards ($) (3)	Non-equity incentive plan compensation ($)	All other compensation ($) (4)	Total ($)
Morgan Kurk (5)	2024	500,000	—	—	1,298,187	—	13,800	1,811,987
President and Chief Executive Officer	2023	200,000	208,219	911,000	2,929,809	—	20,000	4,269,028
Jacob Sayer (6)	2024	284,615	—	108,000	519,275	—	19,451	931,341
Chief Financial Officer
Vibhu Vivek	2024	413,700	—	94,000	84,466	—	13,800	605,966
Senior Vice President, Products
(1)
The amount reported in this column in 2023 for Mr. Kurk represents the guaranteed payout under the 2023 annual incentive compensation program payable to him pursuant to the terms of his employment agreement, and which was prorated based on the time he served in the role of executive officer during the year. This guaranteed bonus was paid in March 2024. As this bonus was not incentive-based compensation earned upon the achievement of financial results, it is not subject to clawback under our clawback policy adopted in October 2023.
(2)
Amounts reported in this column reflect the aggregate grant date fair value of RSUs awarded to the named executive officers, computed in accordance with ASC 718 and based on the probable outcome of the applicable performance conditions on the date of grant with respect to the PSU awards. See Note 10 Shareholders' Equity to the consolidated financial statements included in this Comprehensive Form 10-K (the “Consolidated Financial Statements”) for a discussion of the relevant assumptions used in calculating these amounts.
(3)
Amounts reported in this column reflect the aggregate grant date fair value of share options awarded to the named executive officers in the applicable year, each computed in accordance with ASC 718. See Note 10 Shareholders' Equity to the Consolidated Financial Statements for a discussion of the relevant assumptions used in calculating these amounts.
(4)
Amounts reported in this column represent 401(k) matching contributions, other than amounts reported for Mr. Kurk for 2023 which represent payment of attorneys’ fees in connection with the negotiation of his employment agreement, and amounts reported for Mr. Sayer for 2024 also include $8,067 paid in connection with his relocation.
(5)
Mr. Kurk was appointed President and Chief Executive Officer on August 1, 2023.
(6)
Mr. Sayer was appointed Chief Financial Officer on April 8, 2024 and he resigned effective September 5, 2025.

Outstanding Equity Awards at 2024 Fiscal Year-end

The following table sets forth information regarding outstanding share options and restricted share units held by our named executive officers as of December 31, 2024.

			Option Awards				Share Awards
Name	Grant Date		Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of shares that have not vested (#)	Market value of shares or units of shares that have not vested ($) (1)	Equity incentive plan awards: Number of unearned shares or units of shares that have not vested (#)	Equity incentive plan awards: Market value of unearned shares or units of shares that have not vested ($) (1)
Morgan Kurk	8/18/2023	(2)	187,500	312,500	9.11	8/18/2033	—	—	—	—
	8/18/2023	(3)	—	—	—	—	100,000	64,500	—	—
	5/16/2024	(4)	—	500,000	3.60	5/16/2034	—	—	—	—
Jacob Sayer	5/16/2024	(4)	—	200,000	3.60	5/16/2034	—	—	—	—
	5/16/2024	(5)	—	—	—	—	30,000	19,350	—	—
Vibhu Vivek	6/25/2019		90,000	—	12.00	6/25/2029	—	—	—	—
	12/18/2019		45,000	—	6.34	12/18/2029	—	—	—	—
	6/1/2022	(6)	33,000	15,000	14.51	6/1/2032	—	—	—	—
	10/17/2023	(7)	9,375	15,625	5.01	10/17/2033	—	—	—	—
	3/18/2024	(8)	—	30,000	4.26	3/18/2034	—	—	—	—
	7/10/2024	(9)	—	—	—	—	40,000	25,800	—	—
(1)
The market value of shares or units that have not vested reflects the share price of $0.645, our closing share price on December 31, 2024 (the last trading day in 2024).
(2)
This option vested 25% on August 18, 2024, and the remaining 75% vested and will continue to vest in 12 equal quarterly installments thereafter, subject to the named executive officer's continued service through each applicable vesting date.
(3)
These RSUs will vest 50% on the two-year anniversary of the date of grant (August 18, 2025) and the remaining 50% vest will vest on a quarterly basis over the 24 months following the initial vesting date, subject to the named executive officer’s continued service through each applicable vesting date.
(4)
This option will vest 25% on May 16, 2025 and the remaining 75% will continue to vest in 12 equal quarterly installments thereafter, subject to the named executive officer’s continued service through each applicable vesting date.
(5)
These RSUs will vest 25% on May 16, 2025 and the remaining 75% will continue to vest in 12 equal quarterly installments thereafter, subject to the named executive officer's continued service through each applicable vesting date.
(6)
This option vested 25% on June 1, 2023 and the remaining 75% vested or will continue to vest in 12 equal quarterly installments thereafter, subject to the named executive officer’s continued service through each applicable vesting date.
(7)
This option vested 25% on October 17, 2024 and the remaining 75% vested or will vest in 12 equal quarterly installments thereafter, subject to the named executive officer’s continued service through each applicable vesting date.
(8)
This option vests 25% on March 18, 2025 and the remaining 75% vested or will vest in 12 equal quarterly installments thereafter, subject to the named executive officer’s continued service through each applicable vesting date.
(9)
These RSUs vest 25% on July 10, 2025 and the remaining 75% will continue to vest in 12 equal quarterly installments thereafter, subject to the named executive officer's continued service through each applicable vesting date.

Employment Agreements and Potential Payments upon Termination or Change-in-Control

Existing executive employment arrangements

We are a party to an employment agreement with Mr. Kurk that provides for certain severance and vesting benefits if he is involuntarily terminated, which benefits may vary if the involuntary termination was under certain circumstances in connection with or during the 12-month period following a change in control.

Mr. Kurk’s employment agreement provides for an initial employment term of two years, with such term to be automatically extended for successive one-year periods on each anniversary of his start date, unless either party provides at least 90 days’ advance written notice of non-renewal to the other party.

Pursuant to his employment agreement, Mr. Kurk will be entitled to receive the following compensation and benefits in connection with a qualifying termination of his employment: the initial share options and RSUs awarded to him in 2023 will each fully vest in the event a change in control (as such term is defined in the 2019 Share Incentive Plan) occurs and within two years following such change in control, Mr. Kurk is terminated by us without cause (as defined in the employment agreement) or Mr. Kurk resigns for good reason (as defined in the employment agreement); and (ii) in the event that Mr. Kurk’s employment is terminated by us without cause or Mr. Kurk resigns for good reason prior to the second anniversary of the date of his commencement of employment with us, then the portions of the initial share options and RSUs that were scheduled to vest on or prior to the 12-month anniversary of such termination of employment will vest as of the date of such termination.

In the event that Mr. Kurk’s employment is terminated by us without cause (including due to non-extension of the term of his employment by us) or he resigns for good reason, then, in addition to the equity vesting described above, he will be entitled to any earned but unpaid annual bonus with respect to the fiscal year ending on or before the termination date (the “Prior Year Bonus”) and, subject to his execution and non-revocation of a general release of claims in favor of us and his continued compliance with certain restrictive covenants set forth in his employment agreement, Mr. Kurk will also be entitled to receive (i) twelve (12) months of base salary continuation, (ii) reimbursement of the cost of continued coverage under our group medical, hospitalization, and dental plans at active employee rates for up to twelve (12) months, and (iii) a pro-rated annual bonus for the year in which such termination occurs, based on actual results and to be paid at the same time bonuses for such year are paid to other senior executives of the Company. In the event that Mr. Kurk’s employment is terminated due to death or disability, he will be entitled to receive the Prior Year Bonus.

Prior to his separation from the Company, we were party to an employment agreement with Mr. Sayer that provided for certain severance and vesting benefits if he was involuntarily terminated. Pursuant to his employment agreement, Mr. Sayer was entitled to receive the following compensation and benefits in connection with a qualifying termination of his employment: in the event of the occurrence of a change of control (as such term is defined in the 2019 Share Incentive Plan) and within one year following such change in control, Mr. Sayer was terminated by us without cause (as defined in the employment agreement) or Mr. Sayer resigned for good reason (as defined in the employment agreement), then all of the unvested portions of the initial share options and RSUs awarded to Mr. Sayer on May 16, 2024 under his employment agreement would have vested in full as of the date of such termination.

In the event that Mr. Sayer’s employment was terminated by us without cause prior to a change in control, he would have been entitled to receive six months of base salary continuation during the six-month period following the termination of his employment. If his employment had been terminated by us or our successor without cause within twelve months following a change in control, then, in addition to the equity vesting described above with respect to a termination without cause following a change in control, he would have been entitled to six months of base salary during the six month period following his termination, a pro rata portion of his annual bonus for the fiscal year in which his termination occurs based on actual results for such year, pro rated for the period of actual employment and to be paid at the same time bonuses for such year are paid to other senior executives of the Company, and continued participation in our group health plans for a period of six months at our expense, each subject to his execution and non-revocation of a general release of claims in favor of us and his continued compliance with certain restrictive covenants set forth in his employment agreement. Mr. Sayer resigned from his employment with us as of September 5, 2025.

The Company has entered into a severance agreement with Mr. Vivek that provides that in the event a qualified termination event occurs with respect to Mr. Vivek, subject to his execution of a general release of claims in favor of the Company, the Company will: (i) pay Mr. Vivek an amount equal to his monthly base salary rate, paid monthly for a period of six months; (ii) during such six-month period, if Mr. Vivek is eligible to elect and elects to continue coverage for under the Company’s group medical, hospitalization, and dental plans pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), reimburse him on a monthly basis for the difference between the amount he pays to effect and continue such coverage under COBRA and the employee contribution amount that active employees of the Company pay for the same or similar coverage; and (iii) pay Mr. Vivek a pro-rata portion of his performance cash award under the Company’s annual incentive plan for the fiscal year in which the termination occurs based on results through the date of termination.

Any unvested share options or RSUs held by our named executive officers will vest in full upon a change in control in which the awards are not effectively assumed or continued by the surviving or acquiring corporation, provided that, for performance-based awards, if the performance period is completed prior to the change in control, then the award will only vest to the extent the underlying performance goal was achieved.

No Timing of Equity Awards In Relation to Disclosure of Material Non-Public Information

During 2024, we granted share options and RSUs to executive officers and certain other employees. All employees, including executive officers, at the level of director or above received share options, other than our Chief Financial Officer and our Senior Vice President, Product, who each received an RSU award in addition to an award of share options. Generally, we make equity awards to certain employees, including our executive officers hired during the year, as part of their new hire compensation. We make a refresh equity award to certain employees, including all of our executive officers, in a single annual refresh award, typically made during the first or second quarter of the year. Share options and other equity awards are approved by our compensation committee typically during scheduled meetings, and our compensation committee has not delegated authority to any executive officer or subcommittee to approve equity awards. We do not take material non-public information into account in determining the timing and terms of share options, although awards are typically made following the release of quarterly financial results. We do not time the disclosure of material non-public information for the purpose of affecting the value of executive compensation.

The following table presents information regarding share options issued to our named executive officers in 2024 during any period beginning four business days before the filing or furnishing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Name	Grant Date	Number of securities underlying the award	Exercise price of the award ($/share)	Grant date fair value of award

Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material non-public information and the trading day beginning immediately following the disclosure of material non-public information (1)

Vibhu Vivek	03/18/2024	30,000	$4.26	$84,466	0.47%
(1)
On March 15, 2024, the Company filed its Annual Report on Form 10-K for the year ended December 31, 2023 and a Current Report on Form 8-K/A in order to update the financial information for the three-month period and year ended December 31, 2023. This percentage is calculated using the closing price of an ordinary share of the Company on March 14, 2024 and March 18, 2024 of $4.24 and $4.26, respectively.

Compensation Risk Assessment

We conducted an assessment of the risks associated with our compensation practices and policies and determined that the risks arising from such policies and practices are not reasonably likely to have a material adverse effect on us. In conducting the assessment, we undertook a review of our compensation philosophies, our compensation governance structure and the design and oversight of our compensation program. Overall, we believe that our programs include an appropriate mix of fixed and variable features, and short- and long-term incentives with compensation-based goals aligning with corporate goals.

401(k) Plan and Other Retirement Plans

We maintain a tax-qualified 401(k) retirement plan all U.S. employees who satisfy certain eligibility requirements, including requirements relating to age and length of service. Under our 401(k) plan, employees may elect to defer up to all eligible compensation, subject to applicable annual Internal Revenue Code limits. We match up to 4% of contributions made by our employees, including executives, with the match becoming fully vested after two years of service.

Director Compensation

Generally, our directors who are not also our officers or employees are eligible to receive cash compensation for their service on our board of directors. In addition, all directors have received equity awards with respect to our ordinary shares.

During 2024, our non-employee members of our board of directors other than Mr. Bhatnagar were entitled to a board compensation program payable to non-employee members of the board approved in 2023, consisting of an annual cash compensation for members of the board as set forth below. This program provides the following cash compensation:

Annual Cash Compensation Elements	Amount
Board Retainer	$50,000
Audit Committee Retainer (Chair)	$25,000
Audit Committee Retainer (Other Members)	$10,000
Compensation Committee Retainer (Chair)	$15,000

All non-employee members of the board, including any member affiliated with Vector Capital, are entitled to board fees other than Mr. Atul Bhatnagar, our former President and Chief Executive Officer. Given the financial position of the Company, all members of the board of directors agreed to forego payment of board fees during 2024, and accordingly no board fees were paid during 2024. As a result, as of December 31, 2024, we accrued $401,000 for earned but unpaid fees. All fees outstanding as of December 31, 2024 payable to Mr. Felt, Mr. Verma and Mr. Lynch were paid in full during 2025 and are no longer foregoing payment of their board fees, which are now paid quarterly. We continue to defer payment of board fees payable to Mr. Slusky and Mr. Felt.

During 2024, we paid Mr. Bhatnagar severance following his departure in August 2023 as our Chief Executive Officer of $307,692. This severance was paid based on his services as an executive officer of the Company and does not represent compensation for serving on our board of directors and, thus, has been excluded from the “2024 Director Compensation Table.” In addition, equity awards previously awarded to Mr. Bhatnagar continue to vest so long as he remains a member of our board of directors.

Please see the “2024 Summary Compensation Table” for a summary of the compensation received by Mr. Kurk with respect to his service during 2024. No equity awards were made to any member of the board of directors during 2024, other than Mr. Kurk in his capacity as our President and Chief Executive Officer.

In addition to the above, we reimburse our directors for their reasonable out-of-pocket expenses to attend board and committee meetings.

2024 Director Compensation Table

The following table sets forth the 2024 director compensation earned by our non-employee directors:

Name	Fees earned or paid in cash ($)	Option awards ($) (1)	All other compensation ($)	Total ($)
Robert Amen	50,000	—	—	50,000
Alexander R. Slusky	65,000	—	—	65,000
Bruce Felt	75,000	—	—	75,000
Vikram Verma	60,000	—	—	60,000
Kevin Lynch	60,000	—	—	60,000
Atul Bhatnagar	—	—	—	—
(1)
Although fees were earned, we deferred payment of board fees and therefore no board fees were paid to members of our board of directors in 2024. Amounts listed are the fees earned and accrued, but not paid and as of December 31, 2024 we had accrued and outstanding board fees of $401,000. All outstanding board fees payable to Mr. Felt, Mr. Verma and Mr. Lynch for 2024 board service were paid during 2025, together with fees payable for 2025 service through September 30, 2025. We continue to defer payment of board fees payable to Mr. Slusky and Mr. Amen.
(2)
No equity awards were granted to members of our board of directors during 2024. As of December 31, 2024, our non-employee directors had equity awards outstanding with respect to the following number of shares: Mr. Amen 110,000 options, of which 60,000 are fully vested; Mr. Slusky  110,000 options, of which 60,000 are fully vested; Mr. Felt  161,588 options, of which 111,588 are fully vested; Mr. Verma 151,608 options, of which 101,608 are fully vested; Mr. Lynch 120,000 options, of which 82,500 are fully vested, Mr. Bhatnagar, 650,000 options, of which 593,750 are fully vested.
(3)
Mr. Bhatnagar is not paid fees for his service on the board of directors but continued to receive severance following his termination of employment as our prior Chief Executive Officer through August 2024, as discussed above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information relating to the beneficial ownership of our ordinary shares as of March 10, 2026, referred to in the table below as the “Beneficial Ownership Date”:

•
each person, or group of affiliated persons, known by us to beneficially own more than 5% of our shares;
•
each of our directors;
•
each of our named executive officers; and
•
all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, ordinary shares subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date are deemed outstanding but are not deemed outstanding for computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 28,992,435 shares outstanding as of the Beneficial Ownership Date.

To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o Cambium Networks, Inc., 2000 Center Drive, Suite East A401, Hoffman Estates, Illinois 60192.

Name of beneficial owner	Ordinary Shares beneficially owned (1)	Percentage of ordinary shares beneficially owned
5% Shareholders:
Vector Cambium Holdings (Cayman), L.P. and its affiliates (2)	14,325,696	49.4%

Directors and Named Executive Officers:
Alexander R. Slusky (2)(3)	14,574,395	50.1%
Robert Amen (2)(4)	14,421,055	49.6%
Bruce Felt (5)	131,588	*
Vikram Verma (6)	129,774	*
Kevin Lynch(7)	117,569	*
Atul Bhatnagar(8)	1,323,611	4.5%
Morgan Kurk (9)	579,719	2.0%
Vibhu Vivek (10)	303,614	1.0%
All executive officers and directors as a group (11 persons) (11)	17,552,117	58.4%
* Represents beneficial ownership of less than 1%
(1)
Shares shown in this table include shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account.
(2)
Consists of 12,720,696 shares held by Vector Cambium Holdings (Cayman), L.P., 1,482,000 shares held by Vector Capital IV, L.P., 105,000 shares held by Vector Capital Partners IV, L.P. and 18,000 shares held by Vector Entrepreneur Fund III, L.P. Vector Capital Partners IV, L.P. is the general partner of Vector Cambium Holdings (Cayman), L.P. and Vector Capital IV, L.P., and Vector Capital, Ltd., and Vector Capital, L.L.C. are the general partners of Vector Capital Partners IV, L.P. Vector Capital Partners III, L.P. is the general partner of Vector Entrepreneur Fund III, L.P. The board of directors of Vector Capital, Ltd. consists of Messrs. David Baylor, David Fishman, Robert Amen, Andy Fishman, Stephen Goodman and James Murray, each of whom disclaims beneficial ownership of such shares in excess of his respective pecuniary interest in such shares. The address of each of the entities identified in this note is c/o Vector Capital, 650 California Street, 32nd Floor, San Francisco, California 94105.
(3)
Includes (i) 14,325,696 shares held of record by Vector Cambium Holdings (Cayman), L.P. or its affiliates, (ii) 50,432 shares held by Mr. Slusky's grantor trust, (iii) 87,772 shares held by a limited partnership owned by a trust controlled by Mr. Slusky, and (iv) 30,495 shares held by a limited partnership over which Mr. Slusky exercises investment discretion. Mr. Slusky is the Chief Investment Officer of Vector Capital and as a result may be deemed to have beneficial ownership over shares held of record by Vector Cambium Holdings (Cayman), L.P. or its affiliates. Mr. Slusky disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Also includes 80,000 ordinary shares issuable upon exercise of options as of the Beneficial Ownership Date or that will become exercisable within 60 days of such date.
(4)
Includes (i) 14,325,696 shares held of record by Vector Cambium Holdings (Cayman), L.P. or its affiliates and (ii) 15,359 shares directly held by Mr. Amen. Mr. Amen is a Managing Director of Vector Capital and as a result may be deemed to have beneficial ownership over shares held of record by Vector Cambium Holdings (Cayman), L.P. or it affiliates. Mr. Amen disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Also includes 80,000 ordinary shares issuable upon exercise of options as of Beneficial Ownership Date or that will become exercisable within 60 days of such date.
(5)
Consists of ordinary shares issuable upon exercise of options as of the Beneficial Ownership Date or that will become exercisable within 60 days of such date.
(6)
Includes 121,608 ordinary shares issuable upon exercise of options as of the Beneficial Ownership Date or that will become exercisable within 60 days of such date.
(7)
Includes 97,500 ordinary shares issuable upon exercise of options as of the Beneficial Ownership Date or that will become exercisable within 60 days of such date.
(8)
Includes 631,250 ordinary shares issuable upon exercise of options as of the Beneficial Ownership Date or that will become exercisable within 60 days of such date.
(9)
Includes 531,719 ordinary shares issuable upon exercise of options and the vesting of RSUs as of the Beneficial Ownership Date or that will become exercisable or vested within 60 days of such date.
(10)
Includes 210,625 shares issuable upon exercise of options as of the Beneficial Ownership Date or that will become exercisable within 60 days of such date and 2,500 restricted share units that will vest within 60 days of the Beneficial Ownership Date.
(11)
Consists of (i) 3,226,421 ordinary shares held by our directors and executive officers, including 1,060,662 ordinary shares issuable upon exercise of options as of the Beneficial Ownership Date or that will become exercisable within 60 days of such date and 2,500 RSUs that will vest within 60 days of such date, and (ii) 14,325,696 shares held of record by Vector Cambium Holdings (Cayman), L.P. or its affiliates for which Messrs. Slusky and Amen may be deemed to have beneficial ownership.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information with respect to our equity incentive plans, which were our only equity compensation plans in effect as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,681,522	(1)	$9.70	(2)	2,303,251	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	6,681,522		$9.70		2,303,251
(1)
Consists of ordinary shares underlying options, rights and RSUs granted pursuant to our 2019 Share Incentive Plan (the "2019 Plan").
(2)
The weighted-average exercise price is calculated based solely on outstanding options. It does not take into account our ordinary shares underlying RSUs or PSUs, which have no exercise price.
(3)
Includes 1,476,267 ordinary shares reserved for future issuance under our 2019 Plan and 826,984 ordinary shares reserved for future purchase under our 2019 Employee Share Purchase Plan (the "2019 ESPP"). The number of ordinary shares reserved for issuance under our 2019 Plan automatically increases on the first day of each fiscal year, continuing through and including December 31, 2029, by the lesser of (i) 1,320,000 ordinary shares, (ii) 5% of the outstanding ordinary shares as of the first day of such fiscal year, and (iii) an amount determined by our board of directors. Pursuant to this provision, we added 1,320,000 ordinary shares that are available for issuance under the 2019 plan on January 1, 2025, which is not reflected in the table above. The number of ordinary shares reserved for issuance under our 2019 ESPP automatically increases on the first day of each fiscal year, by the lesser of (i) 275,000 ordinary shares, (ii) 1% of the outstanding ordinary shares as of the last day of the immediately preceding fiscal year, and (iii) such other amount as the compensation committee of the board of directors may determine. Pursuant to this provision, we added 275,000 ordinary shares that are available for issuance under the 2019 ESPP on January 1, 2025, which is not reflected in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than executive officer and director compensation arrangements discussed in the section titled “Executive compensation,” below we describe transactions since January 1, 2024 to which we were a party or will be a party, in which the amounts involved exceeded or will exceed $120,000; and any of our directors, executive officers or holders of more than 5% of our ordinary shares, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Transactions with Vector Capital and its Affiliates

Shareholder Agreement

We entered into a Shareholder Agreement (the “Shareholder Agreement”) with VCH, L.P. upon the effectiveness of our initial public offering in June 2019. Pursuant to this Shareholder Agreement, Vector Capital is entitled to nominate members of our board of directors as follows: so long as affiliates of Vector Capital own, in the aggregate, (i) more than 5% but up to 25% of our outstanding ordinary shares, Vector Capital will be entitled to nominate one director, (ii) more than 25% but up to 50% of our ordinary shares, Vector Capital will be entitled to nominate two directors or (iii) more than 50% of our ordinary shares, Vector Capital will be entitled to a number of directors proportionate to their voting interest.

Registration rights

Pursuant to the Shareholder Agreement, we have granted certain registration rights to Vector Capital. Set forth below is a description of the registration rights granted under the Shareholder Agreement.

Demand registration rights

Vector Capital may request in writing that we effect a registration statement of its registrable securities on Form S-1; provided that we shall not be obligated to effect such requested registration if (x) it is for a public offering of ordinary shares reasonably anticipated to have an aggregate offering price to the public of less than $10,000,000 or (y) we then meet the eligibility requirements applicable to use a Form S-3 in connection with such registration and are able to effect such requested registration on Form S-3. We shall be obligated to effect no more than three Form S-1 registrations pursuant to the demand registration rights that have been declared and ordered effective.

Form S-3 registration rights

Vector Capital may request in writing that we effect a registration statement of its registrable securities on Form S-3; provided that the shares to be sold under such Form S-3 is reasonably anticipated to have an aggregate offering price to the public equal to or greater than $10,000,000.

Piggyback registration rights

If we propose to file a registration statement for a public offering of our securities, subject to certain exceptions, we shall notify all holders of registrable securities and afford them an opportunity to include in the registration all or any part of their registrable securities that each such holder has requested to be registered.

Expenses of registration

Subject to certain exceptions such as withdrawal of the registration by the securityholders, we will pay all expenses (other than underwriting discounts and commissions) in connection with the demand registration, Form S-3 registration and piggyback registration including, among others, all registration and filing fees, printers’ and accounting fees, fees and disbursements of counsel for us, reasonable fees and disbursements of a single special counsel for the holders.

Termination of registration rights

The registration rights discussed above shall terminate as follows on the earlier of (i) the date on which all registrable securities have been sold or otherwise cease to be registrable securities as defined by the Shareholder Agreement and (ii) as to Vector Capital, the date on which it beneficially owns less than 1% of the total voting power of the Company. The rights of Vector Capital to request registration pursuant to a registration statement on Form S-1 shall terminate on the date on which Vector Capital no longer beneficially owns at least 10% of the total voting power.

Limitations on subsequent registration rights

From and after the date of the Shareholder Agreement, we shall not without the prior written consent of Vector Capital (i) enter into any agreement with respect to the Company's ordinary shares that is inconsistent with or violates the rights granted to the holders of registrable securities under the Shareholder Agreement nor (ii) grant to any other person any shelf, demand, piggyback or incidental registration rights that are or senior to the rights granted to Vector Capital.

The summary of the Shareholder Agreement contained herein is qualified by reference to the Shareholder Agreement, a copy of which was filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed with the SEC on June 13, 2018.

Transactions with Executive Officers and Directors

Indemnification Agreements with Officers and Directors

We have entered into indemnification agreements with all of our executive officers and directors. Each indemnification agreement provides that we will indemnify the director or executive officer, as the case may be, to the fullest extent permitted by law for claims arising in his or her capacity as our director or executive officer, as the case may be, provided that he or she acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, our best interests and, with respect to any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful. In the event that we do not assume the defense of a claim against a director or such officer, we will be required to advance his or her expenses in connection with his or her defense, provided that he or she undertakes to repay all amounts advanced if it is ultimately determined that he or she is not entitled to be indemnified by us.

Employment Agreements

We have entered into agreements containing compensation, termination and change of control provision, among others, with certain of our executive offices as described in the section entitled “Executive compensation—Employment agreements and Potential payments upon termination or change-in-control” elsewhere in this Comprehensive Form 10-K.

Policies and Procedures for Related Person Transactions

Related person transactions, which we define as all transactions involving an executive officer, director or a holder of more than 5% of our shares, including any of their immediate family members and any entity owned or controlled by such persons, are reviewed and approved by the audit committee of our board of directors and a majority of disinterested directors on our board.

In any transaction involving a related person, our audit committee and board of directors considers all of the available material facts and circumstances of the transaction, including: the direct and indirect interests of the related persons; in the event the related person is a director (or immediate family member of a director or an entity with which a director is affiliated), the impact that the transaction will have on a director’s independence; the risks, costs and benefits of the transaction to us; and whether any alternative transactions or sources for comparable services or products are available.

After considering all such facts and circumstances, our audit committee and board of directors determine whether approval or ratification of the related person transaction is in our best interests. For example, if our audit committee determines that the proposed terms of a related person transaction are reasonable and at least as favorable as could have been obtained from unrelated third parties, it will recommend to our board of directors that such transaction be approved or ratified. In addition, if a related person transaction will compromise the independence of one of our directors, our audit committee may recommend that our board of directors reject the transaction if it could affect our ability to comply with securities laws and regulations or the Nasdaq listing requirements.

The policies and procedures described above for reviewing and approving related person transactions are set forth in our Policy for Approval of Related Party Transactions. In addition, the charter for our audit committee provides that one of the committee’s responsibilities is to review and approve in advance any proposed related person transactions.

Pursuant to the written charter of our audit committee, our audit committee is responsible for reviewing and approving, prior to our entry into any such transaction, all related person transactions involving a principal shareholder, a member of the board of directors, senior management or an immediate family member of any of the aforementioned individuals. In addition, our Code of Business Conduct and Ethics requires that our officers and employees avoid taking for themselves personally opportunities that are discovered through the use of our property, information or position or use of our property, information or position for personal gain.

Director Independence

Although our ordinary shares are no longer listed on Nasdaq, we continue to adhere to Nasdaq’s listing rules and we rely on the controlled company exemption under the Nasdaq corporate governance rules, including exemptions from certain corporate governance requirements such as requirements that:

•
a majority of our board of directors consists of “independent directors,” as defined under the rules of Nasdaq;
•
the compensation of our executive officers be determined, or recommended to the board of directors for determination, by majority vote of the independent directors or by a compensation committee comprised solely of independent directors;
•
director nominees be selected, or recommended to the board of directors for selection, by majority vote of the independent directors or by a nomination committee comprised solely of independent director;

•
the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•
the compensation committee be composed entirely of independent directors; and
•
there be an annual performance evaluation of the nominating and corporate governance and compensation committees.

These exemptions do not modify the independence requirements for our audit committee, which require that our audit committee be comprised exclusively of independent directors. Our audit committee is comprised exclusively of independent directors.

Our Board undertook a review of its composition and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, our Board has determined that each of Mr. Felt, Mr. Verma and Mr. Lynch is an “independent director” as defined under Nasdaq listing rules. Mr. Slusky and Mr. Amen are not independent directors because of their affiliation with Vector Capital, our majority shareholder, Mr. Bhatnagar is not independent because he is our former Chief Executive Officer and Mr. Kurk is not independent because he is our current Chief Executive Officer.

Item 14. Principal Accounting Fees and Services. -

In November 2025, the Company engaged BDO USA, P.C. (“BDO”) as its independent registered public accounting firm to audit its annual consolidated financial statements for 2023, 2024 and 2025 and to review interim quarterly consolidated financial statements for all quarterly periods in 2025, and to review restated quarterly financial statements for all quarterly periods in 2023 and 2024. BDO's audit fees totaled $2.0 million for its services to audit the Company's annual consolidated financial statements for 2023 and 2024 and to review interim quarterly consolidated financial statements in 2023 and 2024. It is not possible to break out the Audit Fees related to each of 2023 and 2024 and, therefore, the amounts represent fees for auditing both years. The Company did not engage BDO for any other audit-related, tax or other consulting services during these periods.

In March 2026, the Company engaged BDO LLP in the United Kingdom (“BDO UK”) as its independent registered public accounting firm to audit its annual financial statements for 2024 for Cambium Networks, Ltd. The audit is currently ongoing and fees are estimated to be $0.2 million. The Company did not engage BDO UK for any other audit-related, tax or other consulting services during these periods.

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by the Company's independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Documents filed as part of this Comprehensive Form 10-K:

(1)
Financial Statements. The following index lists consolidated financial statements and notes thereto filed as part of this Comprehensive Form 10-K:

(2)
Financial Statement Schedules. All schedules have been omitted because they are not applicable as the required information is included in the consolidated financial statements or notes thereto.
(3)
Exhibits. A list of exhibits filed or furnished with this Comprehensive Form 10-K (or incorporated by reference to exhibits previously filed by Cambium) is provided in the accompanying Exhibit Index.

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Form of Amended and Restated Memorandum and Articles of Association to be effective upon completion of this offering	S-1/A	333-231789	3.1	June 13, 2019

4.1	Form of Ordinary Share Certificate of Registrant	S-1/A	333-231789	4.1	June 24, 2019

4.2	Form of Shareholders Agreement by and among Registrant and certain security holders of Registrant to be effective upon completion of this offering	S-1/A	333-231789	4.2	June 13, 2019

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934	10-K	001-38952	4.3	March 1, 2021

10.1+	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers	S-1	333-231789	10.1	May 29, 2019

10.2	Renewal Lease by Reference to an Existing Lease, Part Unit A, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.2	May 29, 2019

10.3	Renewal Lease by Reference to an Existing Lease, Unit B2/3, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dates as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.3	May 29, 2019

10.4	Renewal Lease by Reference to an Existing Lease, Unit B2/3, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of April 9, 2018, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.4	May 29, 2019

10.5	Renewal Lease by Reference to an Existing Lease, Unit D1, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.5	May 29, 2019

10.6	Renewal Lease by Reference to an Existing Lease, Unit D1, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of April 9, 2018, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.6	May 29, 2019

10.7	Office Lease, dated as of January 31, 2012, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.7	May 29, 2019

10.8	The First Amendment, dated March 6, 2012, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.8	May 29, 2019

10.9	The Second Amendment, dated February 21, 2013, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.9	May 29, 2019

10.10	The Third Amendment, dated June 3, 2015, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.10	May 29, 2019

10.11	The Fourth Amendment, dated January 18, 2018, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.11	May 29, 2019

10.12	Lease Deed, dated as of June 20, 2016, by and between Cambium Networks Consulting Private Limited and Umiya Holdings Private Limited	S-1	333-231789	10.12	May 29, 2019

10.13	Lease, dated as of December 4, 2017, by and between Cambium Networks, Inc. and Silicon Valley Center Office LLC	S-1	333-231789	10.13	May 29, 2019

10.14++	Corporate Supply Agreement between Cambium Networks Limited and Flextronics Telecom Systems, Ltd. dated as of April 23, 2012	S-1	333-231789	10.14	May 29, 2019

10.15+	2019 Employee Share Purchase Plan	S-1/A	333-231789	10.15	June 13, 2019

10.16	Intentionally Omitted

10.17+	2019 Share Incentive Plan	S-1/A	333-231789	10.17	June 13, 2019

10.18+	Form of Share Option Grant Notice and Restricted Share Award Agreement under 2019 Share Incentive Plan (to be executed by Atul Bhatnagar)	S-1/A	333-231789	10.18	June 13, 2019

10.19+	Form of Restricted Share Grant Notice and Restricted Share Award Agreement under 2019 Share Incentive Plan (to be executed by Atul Bhatnagar)	S-1/A	333-231789	10.19	June 13, 2019

10.20+	Form of Restricted Share Grant Notice and Restricted Share Award Agreement under 2019 Share Incentive Plan (to be executed by Atul Bhatnagar, Bryan Sheppeck and Ronald Ryan)	S-1/A	333-231789	10.20	June 13, 2019

10.24+	Employment agreement, dated as of February 15, 2013, between Cambium Networks, Inc. and Atul Bhatnagar	S-1/A	333-231789	10.24	June 13, 2019

10.25+	Sales Incentive Plan Document for Regional Vice Presidents: SVP Global Channels	S-1/A	333-231789	10.25	June 13, 2019

10.26+	Sales Incentive Plan Document for SVP Global Sales	S-1/A	333-231789	10.26	June 13, 2019

10.27+	Form of Executive Restricted Share Unit Grant	S-1/A	333-231789	10.27	June 24, 2019

10.28+	Form of Executive Stock Option Grant	S-1/A	333-231789	10.28	June 24, 2019

10.29+	Form of Director Stock Option Grant	S-1/A	333-231789	10.29	June 24, 2019

10.34	Credit Agreement dated as of November 17, 2021, between Cambium Networks and Bank of America	8-K	001-38952	10.34	November 18, 2021

10.35	Security Agreement dated as of November 17, 2021 between Cambium Networks and Bank of America	8-K	001-38952	10.35	November 18, 2021

10.36	Lease Deed, dated as of April 12, 2021, by and between Cambium Networks Private Limited and Mr. Jimmy Paymaster and Qualitas Property Consulting LLP	10-K	001-38952	10.36	February 24, 2022

10.37	Lease Deed, dated as of August 5, 2021, by and between Cambium Networks Private Limited and Umiya Holdings Private Limited and Others	10-K	001-38952	10.37	February 24, 2022

10.38	First Amendment to Lease, dated as of December 9 2021, by and between Cambium Networks, Inc. and Silicon Valley Center Office LLC	10-K	001-38952	10.38	February 24, 2022

10.40	First Amendment to Credit Agreement dated as of June 9, 2023 between Cambium Networks and Bank of America	10-Q	001-38952	10.40	August 2, 2023

10.41+	Form of Performance-Based Share Unit Notice and Award	10-Q	001-38952	10.41	August 2, 2023

10.42+	Form of Performance-Based Share Option Award Agreement	10-Q	001-38952	10.42	August 2, 2023

10.43	Office Lease, dated as of June 1, 2023, buy and between Cambium Networks, Inc. and Hoffman Estates Acquisition LLC and Hoffman Estates Acquisitions II LLC	10-Q	001-38952	10.43	August 2, 2023

10.44	First Amendment to Office Lease, dated October 16, 2023, by and between Cambium Networks, Inc. and Hoffman Estates Acquisition LLC and Hoffman Estates Acquisition II LLC	10-Q	001-38952	10.44	November 3, 2023

10.45+	Employment agreement, dated as of August 1, 2023, between Cambium Networks, Inc. and Morgan Kurk	10-Q	001-38952	10.45	November 3, 2023

10.46+	Separation Agreement, dated as of August 1, 2023, between Cambium Networks, Inc. and Atul Bhatnagar	10-Q	001-38952	10.46	November 3, 2023

10.47	Second Amendment to Credit Agreement dated December 29, 2023	8-K	001-38952	10.47	January 5, 2024

10.48+	Separation Agreement, dated as of January 30, 2024, between Cambium Networks, Inc. and Andrew Bronstein	10-K	001-38952	10.48	March 15, 2024

19*	Cambium Insider Trading Policy

21.1	Subsidiaries of the Registrant	S-1	333-231789	21.1	May 29, 2019

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Cambium Networks Corporation Improper Conduct Clawback Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan

++ Confidential treatment has been granted for portions of this exhibit. These portions have been omitted and have been filed separately with the SEC.

# Portions of the exhibit have been excluded because it both (i) is not material and (ii) would be competitively harmful if publicly disclosed.

* Filed herewith.

** The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Comprehensive Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cambium Networks Corporation

Date: April 6, 2026	By:	/s/ Mitchell Cohen
Mitchell Cohen
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Morgan C. Kurk	President and Chief Executive Officer and Director (Principal Executive Officer)	April 6, 2026
Morgan C. Kurk

/s/ Mitchell Cohen	Interim Chief Financial Officer (Principal Financial Officer)	April 6, 2026
Mitchell Cohen

/s/ Melissa Cada-Bartoli	Chief Accounting Officer (Principal Accounting Officer)	April 6, 2026
Melissa Cada-Bartoli

/s/ Robert Amen	Chairman of the Board	April 6, 2026
Robert Amen

/s/ Alexander R. Slusky	Director	April 6, 2026
Alexander R. Slusky

/s/ Bruce Felt	Director	April 6, 2026
Bruce Felt

/s/ Vikram Verma	Director	April 6, 2026
Vikram Verma

/s/ Kevin Lynch	Director	April 6, 2026
Kevin Lynch

/s/ Atul Bhatnagar	Director	April 6, 2026
Atul Bhatnagar

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cambium Networks Corporation

Hoffman Estates, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cambium Networks Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company will not have sufficient cash and cash equivalents to repay amounts owed under its existing debt arrangements as they become due in 2026 without additional financing and uncertainties exist about the Company’s ability to refinance these debt arrangements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement

As discussed in Note 2 to the consolidated financial statements, the 2023 financial statements have been restated to correct errors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Variable Consideration Related to Accrued Sales Returns

As described in Notes 1 and 3 to the consolidated financial statements, the Company provides customer incentives in the form of stock rotation rights. As part of this incentive, the distributor has the ability to return certain specified amounts of inventory. The Company estimates variable consideration for stock rotations using the value of inventory held by its distributors ("channel inventory”), historical returns experience and a qualitative adjustment to consider fluctuations in the ending channel inventory balance and actual returns being processed in both historical and subsequent periods. The accrued sales return liability totaled approximately $5.7 million as of December 31, 2024.

We identified the auditing of the qualitative adjustment to revenue for the estimated accrued sales returns as a critical audit matter. Auditing the assumptions and data used to develop variable consideration related to customer returns liabilities and the related revenue reduction involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating management’s assumptions for future stock return claims by comparing actual claims received and approved in the subsequent period to the recorded amounts.
•
Testing the completeness and accuracy of the underlying historical returns and channel inventory balances used to estimate future expected stock returns by (i) agreeing a sample of historical returns to supporting documentation and (ii) confirming selected part numbers and quantity of inventory reported in the channel as of various dates throughout the year, directly with distributors.

Finished Goods - Excess or Obsolete Inventory Reserve

As described in Notes 1 and 3 to the consolidated financial statements, the Company records an inventory valuation allowance for finished goods excess or obsolete inventory. The determination of excess or obsolete inventory is based on a comparison of the quantity and cost of inventory on hand versus the Company's remaining lifetime demand, consideration of historical sales, and management’s judgment. The reserve for excess or obsolete inventory totaled approximately $29.4 million as of December 31, 2024.

We identified the auditing of the remaining lifetime demand used in the calculation of the finished goods excess or obsolete inventory reserve as a critical audit matter. Auditing the assumptions used by management in determining the finished goods excess and obsolete inventory reserve involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

•
Testing the completeness and accuracy of the recent historical product sales used in the calculation through examination of source documentation.
•
Evaluating the remaining lifetime demand by testing selected finished goods and obtaining supporting documentation, performing inquiries, and comparing to historical results, where applicable.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2025.

Chicago, Illinois
April 6, 2026

CAMBIUM NETWORKS CORPORATION

Consolidated Balance Sheets

as of December 31, 2023 and 2024

(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2023	2024
	(Restated)
ASSETS
Current assets
Cash	$18,710	$34,925
Receivables, net of allowance for credit losses of $2,551 and $3,402	56,253	40,405
Inventories, net	68,078	41,990
Income taxes receivable	222	1,369
Prepaid expenses	4,461	11,667
Other current assets	7,682	6,182
Total current assets	155,406	136,538
Noncurrent assets
Property and equipment, net	12,879	4,426
Software, net	11,985	11,992
Operating lease right-of-use assets	7,894	6,254
Intangible assets, net	7,675	—
Goodwill	9,842	874
Other noncurrent assets	3,463	13,644
TOTAL ASSETS	$209,144	$173,728
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities
Accounts payable	$19,120	$16,487
Accrued liabilities	39,588	30,980
Employee compensation	4,988	3,755
Current portion of long-term debt, net	3,186	67,639
Deferred revenues	8,765	8,616
Other current liabilities	19,838	8,434
Total current liabilities	95,485	135,911
Noncurrent liabilities
Long-term debt, net	21,926	—
Deferred revenues	10,473	12,182
Noncurrent operating lease liabilities	6,595	8,942
Deferred tax liabilities, net	—	1,508
Other noncurrent liabilities	13,536	18,422
Total liabilities	148,015	176,965
Commitments and contingencies (Note 14)
Shareholders' equity (deficit)
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2023 and December 31, 2024; 28,095,144 shares issued and 27,834,908 outstanding at December 31, 2023 and 28,885,152 shares issued and 28,612,181 outstanding at December 31, 2024	3	3
Additional paid in capital	152,768	163,441
Treasury shares, at cost, 260,236 shares at December 31, 2023 and 272,971 shares at December 31, 2024	(5,624)	(5,665)
Accumulated deficit	(84,403)	(158,855)
Accumulated other comprehensive loss	(1,615)	(2,161)
Total shareholders' equity (deficit)	61,129	(3,237)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$209,144	$173,728

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Operations

for the Years ended December 31, 2023 and 2024

(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2023	2024
	(Restated)
Revenues:
Product	$208,139	$157,805
Subscriptions and services	18,628	19,481
Total revenues	226,767	177,286
Cost of revenues:
Product	141,315	106,147
Subscriptions and services	8,613	8,208
Total cost of revenue	149,928	114,355
Gross profit:
Product	66,824	51,658
Subscriptions and services	10,015	11,273
Total gross profit	76,839	62,931
Operating expenses
Research and development	53,478	39,292
Sales and marketing	42,906	36,719
General and administrative	28,065	26,010
Depreciation and amortization	6,210	5,786
Impairment	—	25,535
Total operating expenses	130,659	133,342
Operating loss	(53,820)	(70,411)
Interest expense, net	2,521	5,843
Other expense, net	271	52
Loss before income taxes	(56,612)	(76,306)
Provision (benefit) for income taxes	17,468	(1,854)
Net loss	$(74,080)	$(74,452)

Loss per share
Basic	$(2.69)	$(2.65)
Diluted	$(2.69)	$(2.65)
Weighted-average number of shares outstanding to compute net loss per share
Basic	27,519,476	28,055,746
Diluted	27,519,476	28,055,746

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Comprehensive Loss

for the Years ended December 31, 2023 and 2024

(in thousands)

	Year Ended December 31,
	2023	2024
	(Restated)
Net loss	$(74,080)	$(74,452)
Other comprehensive loss
Foreign currency translation adjustment	(88)	(546)
Comprehensive loss	$(74,168)	$(74,998)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Shareholders’ Equity (Deficit)

for the Years ended December 31, 2023 and 2024

(in thousands)

	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated equity (deficit)	Accumulated other comprehensive loss	Total shareholders' equity (deficit)

Balance at December 31, 2022 (Restated)	27,313	$3	$138,997	$(4,922)	$(10,323)	$(1,527)	$122,228
Net loss (Restated)	—	—	—	—	(74,080)	—	(74,080)
Share-based compensation	—	—	11,593	—	—	—	11,593
Issuance of ordinary shares under ESPP	202	—	1,680	—	—	—	1,680
Issuance of vested shares	311	—	—	—	—	—	—
Treasury shares withheld for net settlement	(51)	—	—	(702)	—	—	(702)
Proceeds from exercise of share options	60	—	498	—	—	—	498
Foreign currency translation	—	—	—	—	—	(88)	(88)
Balance at December 31, 2023 (Restated)	27,835	$3	$152,768	$(5,624)	$(84,403)	$(1,615)	$61,129
Net loss	—	—	—	—	(74,452)	—	(74,452)
Share-based compensation	—	—	9,824	—	—	—	9,824
Issuance of ordinary shares under ESPP	621	—	849	—	—	—	849
Issuance of vested shares	169	—	—	—	—	—	—
Treasury shares withheld for net settlement	(13)	—	—	(41)	—	—	(41)
Foreign currency translation	—	—	—	—	—	(546)	(546)
Balance at December 31, 2024	28,612	$3	$163,441	$(5,665)	$(158,855)	$(2,161)	$(3,237)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Cash Flows

for the Years ended December 31, 2023 and 2024

(in thousands)

	Year Ended December 31,
	2023	2024
	(Restated)
Cash flows from operating activities:
Net loss	$(74,080)	$(74,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,341	4,248
Amortization of software and intangible assets	4,684	5,412
Amortization of deferred debt issuance costs	334	346
Share-based compensation	11,593	9,824
Deferred income taxes	12,782	1,508
Provision for inventory excess and obsolescence	14,070	5,981
Provision for estimated credit losses	456	851
Impairment of goodwill	—	8,968
Impairment of customer relationship intangible	—	6,551
Impairment of software	—	1,067
Impairment of property and equipment	—	8,849
Impairment of right-of-use operating lease assets	—	100
Other	(144)	96
Change in assets and liabilities:
Receivables	37,417	8,267
Inventories	(27,832)	20,107
Prepaid expenses	2,050	(7,227)
Income taxes receivable	(97)	(1,155)
Accounts payable	(12,966)	(1,427)
Accrued employee compensation	(1,970)	(967)
Accrued liabilities	(555)	(1,320)
Other assets and liabilities	13,221	(10,602)
Net cash used in operating activities	(16,696)	(14,975)
Cash flows from investing activities:
Purchases of property and equipment	(4,845)	(6,401)
Purchases of software	(6,636)	(5,497)
Net cash used in investing activities	(11,481)	(11,898)
Cash flows from financing activities:
Proceeds from borrowing on revolver	—	45,000
Repayment of term loan	(2,625)	(2,625)
Payment of debt issuance costs	(122)	—
Issuance of ordinary shares under ESPP	1,680	849
Taxes paid from shares withheld	(700)	(41)
Proceeds from share option exercises	498	—
Net cash (used in) provided by financing activities	(1,269)	43,183
Effect of exchange rate on cash	(6)	(95)
Net (decrease) increase in cash	(29,452)	16,215
Cash, beginning of period	48,162	18,710
Cash, end of period	$18,710	$34,925

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$4,923	$(713)
Interest paid	$1,840	$5,101

Non-cash investing and financing activities:
Increase (decrease) in property, equipment and software unpaid or accrued in liabilities	$1,210	$(1,744)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$6,027	$115

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

The Company operates on a calendar year ending December 31. As such, all references to 2023 and 2024 contained within these notes relate to the calendar year, unless otherwise indicated.

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

As of September 30, 2024, the Company was not in compliance with its quarterly EBITDA covenant under its Amended Credit Agreement, as of October 31, 2024 and November 30, 2024, the Company was not in compliance with its monthly liquidity covenant, and as of December 31, 2024, the Company was not in compliance with its quarterly fixed charge coverage ratio and quarterly consolidated leverage ratio covenants. These defaults continue throughout 2025 and into 2026. Such defaults afford the lender the right to declare the amounts outstanding immediately due and payable, and although the Company continues regular discussions with the lender, it has not been able to obtain a waiver of the defaults, or otherwise refinance such indebtedness. If the lender were to accelerate the maturity of the Company's indebtedness under the Amended Credit Agreement, the Company would not be able to repay the debt, and therefore, there is substantial uncertainty the Company would be able to continue as a going concern. The Company’s obligations under the Amended Credit Agreement mature and become due and payable on November 17, 2026, absent acceleration by the lender. As of December 31, 2024, the Company has made all required principal and interest payment obligations under the Amended Credit Agreement, but ceased payment of principal and interest on the term loan and payment of interest under the revolving credit facility as of June, 2025. The Company was in compliance with its monthly liquidity covenant for all measurement periods through September 30, 2024.

As the covenant violations afford the lender the right to declare the amounts outstanding immediately due and payable, the term loan facility and the associated deferred debt issuance costs and the revolving credit facility are classified as a current liability and the deferred debt issuance costs associated with the revolving credit facility are classified as a current asset in the accompanying consolidated balance sheet as of December 31, 2024. Please refer to Note 7. Debt, regarding the Company’s debt outstanding under its credit facilities with Bank of America.

The Company continues to take actions to improve its profitability and focus on operating efficiency and reducing discretionary spending, deferring capital expenditures and implementing cost reductions to align its cost structure with current and expected revenue levels.

Based on the Company’s current forecast, it is projecting future noncompliance with its financial covenants within the next twelve months in addition to the covenant noncompliance described above. If the lender were to accelerate the maturity of the Company's indebtedness under the Amended Credit Agreement, there is substantial uncertainty the Company would be able to secure capital resources to repay the amounts due. Due to these uncertainties and given the debt matures on November 17, 2026, management concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates these estimates, including those related to the provision for excess and obsolete inventory, the carrying amount of estimated inventory returns, the estimated amount expected to be refunded to customers in respect of inventory returns and customer rebates, estimate of the allowance for credit losses, estimate associated with the measurement of asset values for impairment, fair value of equity awards granted to employees and the associated forfeiture rates, leases, provision for income taxes, and recoverability of deferred tax assets. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Segments

Management has determined that it operates as one operating segment as it only reports financial information on an aggregated and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker ("CODM"). Decisions about resource allocation or operating performance assessments are not made below a total company level.

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

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company considers orders placed by its customers, which in most cases are governed by master distributor agreements, or customer purchase orders to be the contracts with the customer.

For each contract, the Company identifies its distinct performance obligations under each contract. A performance obligation is a promise in a contract to transfer a distinct product or service to the customer. Hardware products with essential embedded software, software products, extended warranty on hardware products and software subscriptions have been identified as separate performance obligations.

The Company accounts for shipping and handling costs as fulfillment costs which are recorded in Cost of product revenues in the consolidated statement of operations. This includes shipping and handling costs incurred after control has transferred to the customer as the Company has elected the practical expedient in ASC Topic 606.

The Company recognizes revenue when, or as, it satisfies a performance obligation when control of a promised product or service transfers to a customer. Revenue from hardware products with embedded software is typically recognized at the time of shipment, which is when the customer has the ability to direct the use of and obtain substantially all of the remaining benefit from the asset. Software revenue consists of perpetual license software and is recognized at the point in time the customer obtains control of the software and is able to use or benefit from the software. Extended warranty is available for purchase on hardware products and is a performance obligation that is satisfied over time, beginning on the effective date of the warranty term and ending on the expiration of the warranty term. The Company recognizes revenue on extended warranties on a straight-line basis over the warranty period. Revenue from subscription services is recognized ratably over the term in which the services are provided and our performance obligation is satisfied.

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

In determining the transaction price, stock rotation rights and customer incentives are considered to be forms of variable consideration. Stock rotation rights grant the distributor the ability to return certain specified amounts of inventory and meets the definition of a right of return. Certain criteria must be met to rotate stock and the customer is also required to place an additional order. The Company estimates variable consideration for stock rotations using the value of inventory being held by its distributors ("channel inventory"), historical returns experience and a qualitative adjustment to consider fluctuations in ending channel inventory balance and actual returns being process in both historical and subsequent periods. The Company records a reduction to revenue at the selling price of the products expected to be returned and a liability for the estimated amount expected to be refunded to the customer as well as a reduction to costs of revenues and an asset at the cost of the estimated inventory to be returned. The Company also provides customer incentives in the form of rebates. The Company estimates variable consideration for rebates using the expected value method. The estimate incorporates all reasonably available information, including historical rebate experience, current channel inventory levels, macroeconomic indicators and observable changes in customer demand.

Cash

The Company maintains cash balances at financial institutions that at times exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash. Our cash consists primarily of U.S. dollar denominated demand accounts.

Receivables and concentration of credit risk

Trade accounts receivable are recorded at invoiced amounts, net of the allowance for credit losses. The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables. The Company’s standard credit terms with their customers are generally net 30 to 60 days. The Company had one customer representing more than 10% of trade receivables at December 31, 2023 and at December 31, 2024. The Company had two customers representing more than 10% of revenues for the years ended December 31, 2023 and December 31, 2024.

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

Inventory

The Company’s inventories are primarily finished goods for resale and, to a lesser extent, raw materials. Inventories are stated at the lower of cost or net realizable value. In determining the cost of raw materials, consumables and goods purchased for resale, the average purchase price is used. For finished goods, cost is computed as production cost including capitalized inbound freight costs.

The valuation of inventory also requires the Company to estimate excess or obsolete inventory. The determination of excess or obsolete inventory is based on a comparison of the quantity and cost of inventory on hand versus the Company's forecast of remaining lifetime demand, consideration of historical sales or usage and management's judgment. The Company also considers the rate at which new products will be accepted in the marketplace and how quickly customers will transition from older products to newer products. Any adjustments to the valuation of inventory are included in cost of revenues.

The Company also records a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of its future demand forecasts consistent with the valuation of its excess and obsolete inventory. Any adjustments to recognize a loss on supplier commitments are included in cost of revenues.

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and impairment charges. The Company calculates depreciation expense using the straight-line method over the estimated useful lives of each asset based on its asset class. Leasehold improvements are amortized over the shorter of their useful lives or the lease term. See Note 4. Property and equipment for the useful lives for each asset class.

Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in operating expense in the consolidated statements of operations. For the years ended 2023 and 2024, the loss recognized was immaterial for any retirements or dispositions.

Software

Software may be purchased or developed internally for internal use. Costs are expensed as incurred during the preliminary project stage of an internal use software project and are capitalized once the project has been approved by management and is in the application development stage. Post implementation/operation costs, such as maintenance and training costs, are expensed as incurred. Any costs incurred to provide upgrades or enhancements are capitalized only if they provide additional functionality that did not previously exist.

Amortization of internal use software begins when the software is ready for internal use and is amortized over its estimated useful life. The amortization expense for internal use software is computed using the straight-line method over three to seven years.

Software may also be developed internally for external sale. Costs related to certain software available for sale are capitalized when the resulting product reaches technological feasibility. The Company generally determines technological feasibility when it has a detailed program design that takes product function, feature and technical requirements to their most detailed, logical form and the product is ready for coding. The Company does not typically capitalize costs related to the development of first-generation product offerings as technological feasibility generally coincides with general availability of the software.

Amortization of software costs to be sold or marketed externally begins when the product is available for sale to customers and is amortized using the straight-line method over its estimated useful life of three years.

For capitalized software costs related to software available for sale, the Company completes an impairment analysis at each reporting date comparing the net realizable value of any product to its net book value. See Note 5. Software for further details.

Impairment of long-lived assets

The Company evaluates its long-lived assets, including property and equipment, internal-use software, right-of-use assets, and definite-lived intangible assets for impairment by completing a quarterly qualitative assessment and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or asset group. If impairment is indicated, the asset is written down to its estimated fair value. See Notes 4. Property and equipment, Note 5. Software and Note 6. Goodwill and intangible assets and Note 16. Leases for further details.

Goodwill

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

The Company assesses goodwill for impairment at least annually on December 31 and whenever events or circumstances that would more likely than not, reduce the fair value below its carrying value.

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

Leases

The Company has both cancelable and noncancelable operating leases for office space, vehicles, and office equipment. The Company records a right-of-use asset and lease liability on its consolidated balance sheet for all leases that qualify. The operating lease liability represents the present value of the future minimum lease payments over the lease term using either the rate implicit in the lease or the Company’s incremental borrowing rate at the lease commencement date. The right-of-use asset reflects adjustments for the derecognition of deferred rent and prepaid rent. Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheet, and are expensed on a straight-line basis over the lease term. The Company does not include any renewal periods in the lease term for its leases as sufficient economic factors do not exist that would compel it to continue to use the underlying asset beyond the initial non-cancelable term. The Company has elected to combine the lease and non-lease components into a single lease component for all of its leases. See Note 16. Leases for further details.

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

The Company historically asserted that earnings of its foreign subsidiaries are indefinitely reinvested outside the United States. As of December 31, 2023, the Company continued to indefinite reinvestment and had not made a provision for taxes on the undistributed earnings of any foreign subsidiaries. As of March 31, 2024, conditions existed that raised substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. As a result, the Company can no longer assert indefinite reinvestment with respect to earnings of foreign subsidiaries. Accordingly, the Company recorded a deferred tax liability for the outside basis difference of its foreign affiliates and estimated future tax consequences associated with the potential sale of its foreign investments, including applicable foreign withholding taxes and other incremental taxes. The actual tax costs may differ from the amounts recorded due to changes in tax laws, foreign exchange rates, and other factors, including the timing and manner of repatriation.

The Company may be subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, the Company must assess such potential exposures and, where necessary, provide for any expected loss. The Company would recognize the benefit of a tax position if it is more likely than not to be sustained. Recognized tax positions are measured at the largest amount more likely than not to be realized upon settlement. To the extent that the Company establishes a liability, its income tax expense would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it would reverse the liability and recognize an income tax benefit during the period in which new information becomes available indicating that the liability is no longer necessary. The Company would record an additional income tax expense in the period in which new information becomes available indicating that the income tax liability is greater than its original estimate. The Company did not record such an adjustment for the years ended December 31, 2023 or 2024.

Share-based compensation

The Company accounts for share-based compensation by measuring and recognizing compensation expense for all share-based payments based on estimated grant date fair values for equity settled awards. The Company's policy is to recognize compensation expense on a straight-line basis over the requisite service period of the award, adjusted for an estimate of expected forfeitures.

Awards are granted under the 2019 Share Incentive Plan. The 2019 Share Incentive Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted share awards, restricted share units, or other share-based awards and performance awards.

The Company also issues shares under its Employee Share Purchase Plan ("ESPP"). The first offering period or purchase period under the ESPP began on January 1, 2021. The Company offers two offering periods of six months each per year. Under the ESPP, the purchase price of the Company's shares is 85% of the lower of the fair market value of the shares on the first trading date of each offering period or on the purchase date. Effective January 1, 2025, management has temporarily suspended the ESPP plan.

Contingencies

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

Research and development costs

Research and development expenses consist primarily of salary and benefit expenses for employees and contractors engaged in research, design and development activities, and costs for prototypes, travel costs and shared facility and IT costs. The Company also incurs research and development costs associated with the development of software for both internal use and to be marketed externally. Research and development costs, other than those associated with the development of software that meet the criteria for capitalization, are expensed as incurred.

Recently adopted accounting standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendment requires disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit of loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment's profit or loss and assets. The new guidance also requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 12. Segment information in the accompanying notes to the consolidated financial statements for further detail.

Recently issued accounting standards not yet adopted

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose standard categories in the tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Adoption of this ASU should be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. The Company plans to adopt this ASU on a prospective basis during the year ended December 31, 2025. The adoption of this standard will not have a material impact on the Company's consolidated financial statements, but will result in incremental income tax disclosures.

In October 2023, the FASB issued ASU 2023-06 Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission's ("SEC") Disclosure Update and Simplification Initiative. The amendments in this update require modification of certain disclosure and presentation requirements for a variety of ASU topics in response to the SEC's Release No. 33-10532. The effective date for each amended topic in the ASU is the date on which the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendment will be removed from the Codification and not become effective. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

In November 2024, the FASB issued 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The amendment requires disclosures of a) purchases of inventory, b) employee compensation, c) depreciation, d) intangible asset amortization and e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities ("DD&A") included in each relevant expense caption. The amendment also requires that certain amounts that are already required to be disclosed under generally accepted accounting principles ("GAAP") be included in the same disclosure as the other disaggregation requirements. The new guidance also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, this guidance may be applied prospectively or retrospectively to all prior periods presented. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures and expects the ASU will increase disclosures in the Company's annual and interim reporting when adopted.

Restatement of previously issued consolidated financial statements

This Comprehensive Form 10-K presents the Company's restated consolidated financial statements for the year ended December 31, 2023. See Note 2. Restatement of consolidated annual financial statements for further information and the restated consolidated annual financial statements contained within this Comprehensive Form 10-K.

Additionally, the Company has restated its previously filed unaudited interim consolidated financial statements for the periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024 and September 30, 2024. See Note 19. Restatement of previously issued unaudited interim consolidated financial statements for further information and the unaudited consolidated financial statements contained within this Comprehensive Form 10-K.

Note 2. Restatement of consolidated annual financial statements

In connection with the preparation of its consolidated financial statements for the year ended December 31, 2024, the Company determined that its previously issued audited consolidated financial statements for the year ended December 31, 2023 contained errors in the application of GAAP as summarized below.

In accordance with SEC Staff Accounting Bulletin No. 99, "Materiality", and SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", the Company evaluated the corrections and has determined that the related impact was material to the previously filed consolidated statements that contained the errors as of and for the year ended December 31, 2023. Therefore, the Company, in consultation with the Audit Committee of the Company's Board of Directors, concluded that the previously filed financial statements as of and for the year ended December 31, 2023 should be restated to present the identified adjustments discussed below. The Company has not filed, and does not intend to file, an amendment to the previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2023, but instead is restating the previously filed financial statements in this Comprehensive Form 10-K.

Background of Restatement

In connection with the preparation of the Company's financial statements for the fiscal year ended December 31, 2024, management identified material errors in its previously issued annual consolidated financial statements as a result of material weaknesses in its internal control over financial reporting as of December 31, 2024. Specifically, the Company did not appropriately (i) estimate variable consideration for customer incentives, (ii) estimate variable consideration for sales returns, (iii) estimate the allowance for credit losses, (iv) estimate excess and obsolete inventory, (v) recognize revenue on a non-standard contract, (vi) timely recognize an impairment of its long-lived assets and goodwill, (vii) timely recognize a valuation allowance on deferred tax assets and (viii) classify certain supplier prepayments made and loss on supplier commitments liability as current or non-current.

Additionally, as part of the Restatement, the Company corrected for (b) previously identified uncorrected misstatements related to out-of-period adjustments, (c) previously recorded amounts reclassifying accounts receivable credit balances and (d) classification of property and equipment transactions on the statement of cash flows.

The financial statement line items impacted by the respective adjustments are labeled in the tables below based on the identifiers from the paragraphs above.

The effects of the restatement on the Company's previously filed consolidated balance sheet for the year ended December 31, 2023 are as follows:

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands)

	As of December 31, 2023
	As Reported	Adjustment	As Restated

ASSETS
Current assets
Cash	$18,710	$—	$18,710
Receivables, net of allowance for credit losses of $2,551 (iii) (b) (c)	64,103	(7,850)	56,253
Inventories, net (ii) (iv) (b)	66,878	1,200	68,078
Income taxes receivable	222	—	222
Prepaid expenses (viii)	6,589	(2,128)	4,461
Other current assets (ii) (b)	6,069	1,613	7,682
Total current assets	162,571	(7,165)	155,406
Noncurrent assets
Property and equipment, net	12,879	—	12,879
Software, net	11,985	—	11,985
Operating lease right-of-use assets	7,894	—	7,894
Intangible assets, net	7,675	—	7,675
Goodwill	9,842	—	9,842
Deferred tax assets, net (vii)	3,694	(3,694)	—
Other noncurrent assets (viii)	1,335	2,128	3,463
TOTAL ASSETS	$217,875	$(8,731)	$209,144
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$19,120	$—	$19,120
Accrued liabilities (i) (b) (c)	47,069	(7,481)	39,588
Employee compensation (b)	5,071	(83)	4,988
Current portion of long-term debt, net	3,186	—	3,186
Deferred revenues	8,765	—	8,765
Other current liabilities (ii) (viii) (b)	13,117	6,721	19,838
Total current liabilities	96,328	(843)	95,485
Noncurrent liabilities
Long-term debt, net	21,926	—	21,926
Deferred revenues	10,473	—	10,473
Noncurrent operating lease liabilities	6,595	—	6,595
Other noncurrent liabilities (viii) (b)	1,619	11,917	13,536
Total liabilities	136,941	11,074	148,015
Commitments and contingencies (Note 14)
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized; 28,095,144 shares issued and 27,834,908 outstanding	3	—	3
Additional paid in capital	152,768	—	152,768
Treasury shares, at cost, 260,236 shares	(5,624)	—	(5,624)
Accumulated deficit (i) (ii) (iii) (iv) (v) (vii) (b)	(64,598)	(19,805)	(84,403)
Accumulated other comprehensive loss	(1,615)	—	(1,615)
Total shareholders' equity	80,934	(19,805)	61,129
TOTAL LIABILITIES AND EQUITY	$217,875	$(8,731)	$209,144

The effects of the adjustments made to the Company's previously filed consolidated statements of operations for the year ended December 31, 2023 as a result of these matters are shown in the table below.

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Year ended December 31, 2023
	As Reported	Adjustment	As Restated

Revenues (i) (ii) (iii) (v) (b)
Product	$201,567	$6,572	$208,139
Subscriptions and services	18,628	—	18,628
Total revenues	220,195	6,572	226,767
Cost of revenues (i) (ii) (iv)
Product	142,751	(1,436)	141,315
Subscriptions and services	8,613	—	8,613
Total cost of revenues	151,364	(1,436)	149,928
Gross profit:
Product	58,816	8,008	66,824
Subscriptions and services	10,015	—	10,015
Total Gross profit	68,831	8,008	76,839
Operating expenses
Research and development	53,478	—	53,478
Sales and marketing (b)	42,599	307	42,906
General and administrative (iii) (b)	27,398	667	28,065
Depreciation and amortization	6,210	—	6,210
Impairment	—	—	—
Total operating expenses	129,685	974	130,659
Operating loss	(60,854)	7,034	(53,820)
Interest expense, net	2,521	—	2,521
Other expense, net	271	—	271
Loss before income taxes	(63,646)	7,034	(56,612)
Provision for income taxes (vii)	13,774	3,694	17,468
Net loss (i) (ii) (iii) (iv) (v) (vii) (b)	$(77,420)	$3,340	$(74,080)

Loss per share
Basic	$(2.81)	$0.12	$(2.69)
Diluted	$(2.81)	$0.12	$(2.69)
Weighted-average number of shares outstanding to compute net loss per share
Basic	27,519,476	—	27,519,476
Diluted	27,519,476	—	27,519,476
Comprehensive income (loss)
Net loss	$(77,420)	$3,340	$(74,080)
Foreign currency translation adjustment	(88)	—	(88)
Comprehensive income (loss)	$(77,508)	$3,340	$(74,168)

The effects of the restatements on the Company's consolidated statement of shareholders' equity for the year ended December 31, 2023 were only to the amounts recorded for accumulated equity (deficit) due to the change in net loss for the period and is noted in the consolidated statement of operations and consolidated balance sheet shown above.

The effects of the restatements on the Company's consolidated statement of cash flows for the year ended December 31, 2023 is as follows:

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year ended December 31, 2023
	As Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss (i) (ii) (iii) (iv) (v) (vii) (b)	$(77,420)	$3,340	$(74,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,341	—	4,341
Amortization of software and intangible assets	4,684	—	4,684
Amortization of deferred debt issuance costs	334	—	334
Share-based compensation	11,593	—	11,593
Deferred income taxes (vi)	9,088	3,694	12,782
Provision for inventory excess and obsolescence (iv) (b)	16,595	(2,525)	14,070
Provision for estimated credit losses (iii)	(294)	750	456
Other	(144)	—	(144)
Change in assets and liabilities:
Receivables (i) (iii) (v)	32,048	5,369	37,417
Inventories (ii)	(26,405)	(1,427)	(27,832)
Prepaid expenses (viii)	5,255	(3,205)	2,050
Income taxes receivable	(97)	—	(97)
Accounts payable (b) (d)	(13,637)	671	(12,966)
Accrued employee compensation (b)	(2,187)	217	(1,970)
Accrued liabilities (i) (vii) (b)	12,509	(13,064)	(555)
Other assets and liabilities (iv) (v) (viii)	6,785	6,436	13,221
Net cash used in operating activities	(16,952)	256	(16,696)
Cash flows from investing activities:
Purchases of property and equipment (d)	(4,589)	(256)	(4,845)
Purchases of software	(6,636)	—	(6,636)
Net cash used in investing activities	(11,225)	(256)	(11,481)
Cash flows from financing activities:
Repayment of term loan	(2,625)	—	(2,625)
Payment of debt issuance costs	(122)	—	(122)
Issuance of ordinary shares under ESPP	1,680	—	1,680
Taxes paid from shares withheld	(700)	—	(700)
Proceeds from share option exercises	498	—	498
Net cash used in financing activities	(1,269)	—	(1,269)
Effect of exchange rate on cash	(6)	—	(6)
Net decrease in cash	(29,452)	—	(29,452)
Cash, beginning of period	48,162	—	48,162
Cash, end of period	$18,710	$—	$18,710

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$4,923	$—	$4,923
Interest paid	$1,840	$—	$1,840

Non-cash investing and financing activities:
Increase in property, equipment and software unpaid or accrued in liabilities (d)	$1,466	$(256)	$1,210
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$6,027	$—	$6,027

The following table sets forth the effects of the restatement adjustments on revenues, (loss) income before income taxes and net (loss) income in the consolidated statements of operations for the year ended December 31, 2023.

		For the year ended December 31, 2023
(in thousands)	Identifier in statement	Revenues	Loss before income taxes	Net Loss
Previously reported		$220,195	$(63,646)	$(77,420)
Restatement adjustments:
Revenue adjustment - customer incentives	(i)	289	289	289
Revenue adjustment - sales returns	(ii)	10,444	8,218	8,218
Estimate for allowance for credit losses	(iii)	(102)	(852)	(852)
Estimate for excess and obsolete inventory	(iv)	—	2,556	2,556
Revenue adjustment - non-standard contract	(v)	(3,792)	(2,395)	(2,395)
Deferred tax adjustments	(vii)	—	—	(3,694)
Prior period uncorrected misstatements and out of period adjustments	(b)	(267)	(782)	(782)
Net restatement adjustments		6,572	7,034	3,340
Restated		$226,767	$(56,612)	$(74,080)

The following include descriptions of the significant adjustments to the Company's financial position and results of operations from the previously reported annual consolidated financial statements for the year ended December 31, 2023.

•
Estimate of variable consideration for customer incentives - We determined that the model that was used to estimate variable consideration arising from customer incentives was not designed to sufficiently include information that was readily available at each reporting date, such as rebate programs, pricing arrangements, sales trends and other relevant inputs, were timely incorporated into the estimation of variable consideration. Further, we concluded that retrospective analysis was not sufficiently applied to evaluate the relative precision of the estimated variable consideration and that such retrospective analysis would have revealed opportunities to improve the estimates produced by the model. The Company recorded adjustments to increase revenues by $0.3 million and reduce accrued liabilities by $0.3 million in 2023.

•
Estimate of variable consideration for sales returns - We determined that the model that was used to estimate variable consideration arising from sales returns were not designed to sufficiently include information that was readily available at each reporting date, such as the level of inventory held by our distributors, the current trend of returns relative to the inventory held by our distributors, the frequency of granting customer exceptions to our stock rotation policy, and the historical lag time between the original sales transaction and the related subsequent return transaction. Further we concluded that retrospective analysis was not sufficiently considered to evaluate the relative precision of the estimated variable consideration and that such retrospective analysis would have revealed opportunities to improve the estimates produced by the model. The Company recorded adjustments to increase revenues by $10.4 million in 2023 and an increase to cost of revenues by $2.2 million, with a net increase to gross profit of $8.2 million. The impact on the consolidated balance sheets was a decrease to other current assets of $2.2 million and decrease to accrued liabilities of $10.4 million.
•
Estimate of inventory excess and obsolescence reserves - We determined that the model that was used to estimate excess and obsolete inventory for finished goods and component inventory did not appropriately evaluate current demand forecasts, product life cycles, customer requirements, and technological changes and did not use reasonable and supportable assumptions, including consideration of historical sales or usage and remaining lifetime demand. As a result, the Company recognized a charge to cost of revenues of $2.6 million to increase the Company's excess and obsolete inventory reserves resulting in a decrease of $2.6 million to inventories, net.
•
Improper revenue recognition on a non-standard contract - We determined that we had incorrectly recognized revenue on a non-standard contract prior to the customer obtaining control of the product. Under the specific arrangement, control did not transfer to the distributor and consequently revenue should not have been recognized. The Company recorded an adjustment to reduce revenues by $3.8 million in 2023 and cost of revenues by $1.4 million. The adjustments resulted in decrease to gross profit of $2.4 million. The impact on the consolidated balance sheet was a decrease to accounts receivable, net of $3.8 million and increase to inventories, net of $1.4 million.
•
Timely recognition of a valuation allowance on deferred tax assets - We determined that all positive and negative evidence relevant to the realizability of deferred tax assets was not appropriately identified, evaluated and monitored on a timely basis. We did not timely consider changes in facts and circumstances affecting the need for and the amount of, a valuation allowance, or that resulting deferred tax balances were recorded in the appropriate reporting period. As a result, the Company did not recognize a valuation allowance against its deferred tax assets in the appropriate reporting period and recognized a valuation allowance by an increase of deferred tax expense of $3.7 million and reduced its deferred tax assets, net by $3.7 million.
•
Classification of supplier prepayments and loss on supplier liability - We determined that certain supplier prepayments and loss on supplier commitment liabilities were incorrectly classified on the consolidated balance sheet. As a result, the Company increased current prepaid expenses by $3.2 million and decreased noncurrent assets by $3.2 million related to the supplier prepayments and decreased current accrued liabilities by $11.4 million and increased other noncurrent liabilities by $11.4 million for the loss on supplier commitment liability.
•
Estimate of the allowance for credit losses - We determined that certain adjustments to accounts receivable were not recorded on a timely basis driven by poor collection efforts and ineffective dispute resolution. These circumstances delayed the recognition of bad debt expense. As a result, the Company recognized a charge of $0.7 million to increase the Company's bad debt expense in 2023 and $0.1 million to reduce revenue, resulting in a $0.8 million reduction to receivables, net.

In addition to the above, the Company identified other errors that have been corrected in conjunction with the Restatement, as follows:

•
Correction for previously identified uncorrected misstatements associated with out-of-period adjustments or reclassification adjustments related to:
o
Correction of loss on supplier commitment increased expense by $0.3 million and increased accrued loss on supplier commitment by $0.3 million
o
Variable incentive compensation increased sales and marketing expenses by $0.3 million and increased employee compensation accrual of $0.3 million
o
Derecognition of revenue on hardware for network as a service (NaaS) decreased revenue by $0.1 million and decreased accounts receivable, net by $0.1 million
o
Over accrual of 401(K) employer contribution true-up decreased general and administrative expenses by $0.1 million and decreased employee compensation accrual by $0.1 million
o
Under accrual of other manufacturing costs increased cost of revenues by $0.1 million and increased accrued liabilities by $0.1 million
o
Reverse freight charged to customers decreased revenues by $0.1 million and decreased cost of revenues by $0.1 million
•
Correct cash flow presentation for (a) property and equipment accruals previously reported in accounts payable to accrued liabilities, (b) property and equipment payments previously reported as unpaid and included in accounts payable and (c) movement in excess and obsolete reserve previously reported as inventory

Pre-2023 restatement adjustments

Retained earnings as of December 31, 2022 were decreased by $23.1 million to correct for the cumulative effect of errors in 2022. The errors primarily related to the same errors identified above and resulted in the following charges:

•
Estimate of variable consideration for customer incentives decreased revenues by $5.9 million
•
Estimate of variable consideration for sales returns decreased revenues by $17.2 million and decreased cost of revenues by $3.8 million
•
Estimate of excess and obsolete inventory increased cost of revenues by $2.7 million
•
Estimate of allowance for credit losses decreased revenue by $0.1 million and increased general and administrative expenses by $1.5 million
•
Over accrual of variable incentive compensation decreased selling and marketing expenses by $0.3 million
•
Recognition of revenue on hardware for NaaS increased revenues by $0.1 million
•
Reclassification of prepaid supplier payments and accrual for loss on supplier commitments between current and noncurrent (no impact on retained earnings)

Note 3. Balance sheet components

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

The components of Receivable, net are as follows (in thousands):

	December 31,	December 31,
	2023	2024
	(Restated)
Trade accounts receivable	$58,357	$43,806
Other receivables	447	1
Total receivables	58,804	43,807
Less: Allowance for credit losses	(2,551)	(3,402)
Receivables, net	$56,253	$40,405

The Allowance for credit losses activity was as follows (in thousands):

	Year ended December 31,	Year Ended December 31,
	2023	2024
	(Restated)
Beginning balance	$2,095	$2,551
Provision increase	954	1,408
Recoveries	(46)	(63)
Amounts written-off	(452)	(494)
Ending balance	$2,551	$3,402

The amounts written-off include receivables that were deemed uncollectible and were previously reserved for.

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	December 31,
	2023	2024
	(Restated)
Finished goods	$70,825	$60,657
Raw materials	21,271	10,763
Gross inventory	92,096	71,420
Less: Excess and obsolescence reserve	(24,018)	(29,430)
Inventories, net	$68,078	$41,990

The following table reflects the activity in the Company’s Inventory excess and obsolete provision (in thousands):

	Year ended December 31,	Year Ended December 31,
	2023	2024
	(Restated)
Beginning balance	$10,746	$24,018
Inventory written off	(798)	(569)
Increase (decrease) in excess and obsolete provision	14,070	5,981
Ending balance	$24,018	$29,430

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, inventory age and market conditions and judgment about the consumption and our ability to sell the inventory.

Other noncurrent assets

Other noncurrent assets consisted of the following (in thousands):

	December 31,	December 31,
	2023	2024
	(Restated)
Supplier prepayments	$2,128	$11,797
Prepaid security deposit	554	539
Debt issuance costs	364	—
Other	417	1,308
Other noncurrent assets	$3,463	$13,644

The supplier prepayments represent payments made to our component suppliers for goods to be received beyond one year.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2023	2024
	(Restated)
Accrued goods and services	$6,288	$6,832
Accrued loss on supplier commitments	1,324	1,634
Accrued inventory purchases	2,768	1,756
Accrued customer reserves	28,696	19,934
Other	512	824
Accrued liabilities	$39,588	$30,980

Accrued loss on supplier commitments reflects accrued loss on purchase obligations with its suppliers for component inventory expected to be scrapped.

Accrued warranty

Provision for warranty claims is primarily related to our hardware products and recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Year Ended December 31,
	2023	2024

Beginning balance	$1,651	$1,484
Costs to service warranty	(178)	(14)
Provision increase (decrease), net	11	(27)
Ending balance	$1,484	$1,443

At December 31, 2023, $1.2 million is included in Other current liabilities and $0.3 million is included in Other noncurrent liabilities on the Company’s consolidated balance sheet. At December 31, 2024, $1.3 million is included in Other current liabilities and $0.1 million is included in Other noncurrent liabilities on the Company’s consolidated balance sheet.

Other current liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2023	2024
	(Restated)
Accrued sales returns	$15,443	$5,687
Accrued warranty	1,174	1,274
Current lease liabilities	1,531	1,232
Accrued taxes	1,690	241
Other current liabilities	$19,838	$8,434

Other noncurrent liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2023	2024
	(Restated)
Accrued loss on supplier commitments	$11,918	$16,784
Accrued warranty	310	169
Other liabilities	1,308	1,469
Other noncurrent liabilities	$13,536	$18,422

Note 4. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	December 31,
	Useful Life	2023	2024

Equipment and tooling	5 years	$37,678	$37,036
Computer equipment	3 years	5,546	5,715
Furniture and fixtures	5 to 10 years	853	850
Leasehold improvements	2 to 13 years	518	5,426
Total cost		44,595	49,027
Less: Accumulated depreciation		(31,716)	(35,752)
Less: Impairment		—	(8,849)
Property and equipment, net		$12,879	$4,426

Total depreciation expense was $4.3 million and $4.2 million for the years ended December 31, 2023 and 2024, respectively.

As a result of the impairment triggers identified during the year ended December 31, 2024, the Company completed a quantitative assessment on the Company's long-lived assets for recoverability. Based on the quantitative assessment performed, management concluded that the assets were not recoverable. The Company completed a full review of its assets using the cost approach, considering economic obsolescence, and recorded an impairment charge of $8.8 million as of September 30, 2024, consisting of $4.9 million for equipment and tooling, $3.2 million for leasehold improvements, $0.6 million for computer equipment and $0.1 million for furniture and fixtures. Refer to Note 6. Goodwill and intangible assets for additional information.

Note 5. Software

Software consisted of the following (in thousands):

		December 31, 2023			December 31, 2024

	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Impairment	Net balance

Acquired software and Software for internal use	3 to 7 years	$16,814	$(15,696)	$1,118	$16,943	$(16,104)	$(505)	334
Software marketed for external sale	3 years	17,563	(6,696)	10,867	22,789	(10,569)	(562)	11,658
Total		$34,377	$(22,392)	$11,985	$39,732	$(26,673)	$(1,067)	$11,992

Amortization of acquired and internal use software is computed using the straight-line method over an estimated useful life of generally three to seven years. Amortization expense recognized on acquired and internal use software is reflected in depreciation and amortization in the consolidated statements of operations. Amortization expense was $0.4 million and $0.4 million for the years ended December 31, 2023 and 2024, respectively.

Amortization expense recognized on software to be marketed for external sale was $2.8 million and $3.9 million for the years ended December 31, 2023 and 2024, respectively, and is included in cost of revenues on the consolidated statements of operations.

As a result of the impairment triggers identified during the period ended September 30, 2024, the Company completed a quantitative assessment on the Company's long-lived assets for recoverability. As part of the restatement, the Company completed a quantitative assessment of the Company's long-lived assets using the cost approach, considering economic obsolescence, and recognized a $0.5 million impairment on its internal use software as of September 30, 2024 and is included in Impairment expense on the consolidated statement of operations. Refer to Note 2. Restatement of consolidated annual financial statements for additional information on the errors identified and refer to Note 19. Restatement of previously issued unaudited consolidated financial statements for the impact on the Company's previously issued unaudited consolidated interim financial statements as of September 30, 2024.

The Company completed the net realizable value test on its software to be marketed for external sale and compares the unamortized capitalized costs of each computer software product to its net realizable value of that product at each reporting period. The amount by which the unamortized capitalized costs of the computer software product exceeds the net realizable value of that assets shall be written off. The net realizable value was estimated using future gross revenues from that product and was reduced by the estimated future costs of completing and disposing of the product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. As a result of the net realizable value test, the Company identified one product where the net realizable value was below the unamortized capitalized costs of that product and recognized a $0.6 million impairment as of December 31, 2024. This amount is included in Impairment expense for the year ended December 31, 2024 on the consolidated statements of operations.

Based on capitalized software assets at December 31, 2024, after recognition of the above noted impairment, estimated amortization expense in future fiscal years is as follows (in thousands):

Year ending December 31,	Acquired software and Software for internal use	Software marketed for external sale	Total
2025	155	3,669	3,824
2026	129	3,387	3,516
2027	50	2,608	2,658
2028	—	1,506	1,506
2029	—	488	488
Total amortization	$334	$11,658	$11,992

Note 6. Goodwill and intangible assets

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2024 were as follows:

	December 31,	December 31,
	2023	2024

Beginning balance	$9,842	$9,842
Goodwill impairment	—	(8,968)
Ending balance	$9,842	$874

The Company tests goodwill for impairment annually on December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset group below its carrying amount and tests intangible assets if an indicator suggests that the carrying amount may not be recoverable.

For 2023, the Company completed a qualitative triggering events assessment which considered significant events and circumstances such as the reporting unit’s historical and current results, assumptions regarding future performance, operating income or cash flows, strategic initiatives and overall economic factors, including significant negative industry or economic trends and macro-economic developments, and sustained declines in the Company's share price or market capitalization. These factors were considered in both absolute terms and relative to peers, to determine whether any of these factors may indicate that it is more likely than not that the fair value of the reporting unit or intangible asset is less than its carrying value. If indicators of impairment are identified, a quantitative impairment test is performed. The qualitative assessments performed for 2023 included an assessment of excess inventories, supply chain constraints, and macroeconomic considerations. Based on the operating results for 2023 and these other considerations, the Company concluded that it was more likely than not that the enterprise value for its one reporting unit and the fair value of intangibles was still greater than their carrying values.

During the third quarter of 2024, the Company experienced a debt covenant breach and a decline in its market capitalization as a result of a sustained decrease in the trading price of the Company's ordinary shares, each of which represented a triggering event causing management to perform a qualitative goodwill impairment test as of September 30, 2024. The impairment analysis as of September 30, 2024 resulted in an impairment of goodwill, long-lived assets, customer relationships intangible assets and right-of-use lease assets for the period ended September 30, 2024. Refer to Note 19. Restatement of previously issued unaudited interim consolidated financial statements for the impact on the Company's previously issued unaudited consolidated financial statements as of September 30, 2024.

The following reflects the activities performed by the Company as part of the quantitative assessment of impairment of goodwill, long-lived assets, definite-lived intangibles, including software, and right-of-use operating lease assets.

For the assessment of goodwill, management determined it operates as one reporting unit and compared the fair value of its one reporting unit to its carrying value. The Company used an income approach in determining the fair value of the reporting unit. The income approach, or discounted cash flow method, utilized the Company's forecast based on management's estimates of revenue, expenses, capital expenditures and working capital projections. The residual value was captured utilizing the Gordon Growth method and the discount rate was determined based on the Company's weighted average cost of capital. Based on the results of the quantitative assessments, the fair value of the Company's one reporting unit was determined to be below its carrying value. Goodwill was impaired as of September 30, 2024 and the Company recorded an impairment loss of $9.0 million. This is included in Impairment expense on the consolidated statements of operations. As of December 31, 2024, the Company's single reporting unit had a negative carrying value and no further impairment was recorded.

The Company also considered its long-lived assets (including intangible assets with definite useful lives), which are amortized over their estimated useful lives. These assets are reviewed for impairment only when facts or circumstances indicate that the carrying values may not be recoverable. As of September 30, 2024, the breach of covenants under the Amended Credit Agreement, as well as the decline in the Company's market capitalization driven by a sustained decrease in the trading price of the Company's ordinary shares, and the Company's history of operating losses and cash flow losses together with forecasted operating losses and cash flow losses, were additional factors considered as triggering events causing long-lived assets to be reviewed for impairment. Management concluded the asset group is at the same level as the Company's reporting unit, the primary asset of the asset group was determined to be the Company's customer relationships, with the remaining useful life of the customer relationships estimated to be approximately 58 months. The undiscounted cash flows of the asset group was estimated on a pre-tax basis over the life of the primary asset. Since the asset group constitutes a reporting unit or a business, a residual value was included to capture the approximate proceeds from the eventual disposition of the business. A terminal value approach was used to determine the residual value of the business. The carrying value of the asset group was determined to be the Company's invested capital less debt plus equity. The asset group's recoverability was determined by comparing the carrying value of the asset group to the sum of the undiscounted cash flows of the asset group. Based on the results of the assessment, the Company determined that the undiscounted cash flows were less than the carrying value of the asset group, and the asset group was unrecoverable as of September 30, 2024.

The income approach was used to determine the fair value of the operating lease right-of-use assets. Current market rents were calculated by investigating the market for lease rates for facilities comparable to the subject properties. The market rents, less any incentives received, are the net effective market rents. The net effective market rents were projected through the end of the current terms for each location and discounted back to present value using a real estate rate of return based on the property to determine the fair values of each location. These fair values were then compared to the carrying value of the operating lease right-of-use asset values as of September 30, 2024. The carrying value was higher than the computed fair value for five of the eleven locations, resulting in a total impairment of $0.1 million. The Company recorded this impairment as of September 30, 2024 and the loss is included in Impairment expense on the consolidated statements of operations and comprehensive loss.

For the long-lived assets classified as property and equipment, including leasehold improvements on certain operating leases, and internal use software, the assets were valued using a cost approach. A replacement cost was estimated by applying age and asset-type specific indices to the assets' original cost. That replacement cost was then depreciated for physical wear and tear by applying a straight-line method with lives based on the book depreciation lives for property and equipment and internal use software, and lives based on the lesser of the physical life and the life of the property lease for leasehold improvements. The resulting depreciated replacement cost was then reduced further for economic obsolescence. After completing a business enterprise valuation, the Company determined that earnings were insufficient to support the values of the assets and an adjustment was made. As a result, the Company determined that the carrying values were higher than the computed fair values for most of the assets, resulting in an impairment loss of $8.8 million. The Company recorded this impairment as of September 30, 2024 and the loss is included in Impairment expense on the consolidated statements of operations and comprehensive loss.

The useful life, gross carrying value, accumulated amortization, and net balance for each major class of definite-lived intangible assets at each balance sheet date were as follows (in thousands):

		December 31, 2023			December 31, 2024

	Useful Life	Gross carrying amount	Accumulated amortization	Net balance	Gross carrying amount	Accumulated amortization	Impairment	Net balance

Customer relationships	5 to 18 years	$19,300	$(11,625)	$7,675	$19,300	$(12,749)	$(6,551)	$—
Total		$19,300	$(11,625)	$7,675	$19,300	$(12,749)	$(6,551)	$—

Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value. Intangible assets amortization expense was $1.5 million and $1.1 million for the years ended December 31, 2023 and 2024, respectively.

As part of the Company's review of its long-lived assets, the Company completed an assessment of the customer relationship intangible at September 30, 2024 to determine its fair value. The excess earnings method was utilized to value the customer relationships intangible. Based on the results of its assessment, the Company determined that fair value of its customer relationship intangible was negative and the entire value was impaired, resulting in an impairment loss of $6.6 million. As part of the restatement, the Company recorded this impairment as of September 30, 2024 and the loss is included in Impairment expense on the consolidated statements of operations and comprehensive loss.

Note 7. Debt

As of December 31, 2024, the Company had $22.8 million outstanding under its term loan facility and $45.0 million in borrowings under its revolving credit facility. The Company has no available borrowing capacity under its revolving credit facility.

As of December 31, 2023, the Company had $25.4 million outstanding under its term loan facility and $0.0 million in borrowings under its revolving credit facility. The Company had available $45.0 million under its revolving credit facility.

The following table reflects the current and noncurrent portions of the debt facilities at December 31, 2023 and December 31, 2024 (in thousands):

	December 31,	December 31,
	2023	2024

Term loan facility	$25,406	$22,781
Revolving credit facility	—	45,000
Less: debt issuance costs on term loan facility	(294)	(142)
Total debt, net	25,112	67,639
Less: current portion of long-term debt	(3,281)	(67,639)
Current portion of debt issuance costs	95	—
Total long-term debt, net	$21,926	$—

Secured credit agreements

On December 29, 2023, the Company entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which amended the credit agreement, dated as of November 17, 2021 (the “Credit Agreement”, the Credit Agreement as amended, the “Existing Credit Agreement,” and the Existing Credit Agreement, as amended by the Second Amendment, the “Amended Credit Agreement”) by and among, inter alios, Cambium Networks, Ltd. as the borrower (the “Borrower”), the Company as a guarantor, Cambium (US), L.L.C., as a guarantor, certain other subsidiaries of the Company party thereto as guarantors (with the Borrower and each guarantor being, individually, a “Loan Party” and collectively, the “Loan Parties”), Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), a Lender, Swingline Lender and an L/C Issuer and the other Lenders party thereto from time to time. Capitalized terms used but not otherwise defined herein shall have the meanings as assigned to such terms in the Second Amendment and Amended Credit Agreement as previously filed as Exhibit 10.47 and incorporated by reference in this Comprehensive Form 10-K.

The Second Amendment amended the Existing Credit Agreement by, among other things, establishing a covenant relief period, which began on December 31, 2023 and ended on November 30, 2024 (“Covenant Relief Period”) during which time the Company was (a) required to maintain certain Liquidity, (b) required to maintain certain levels of Consolidated EBITDA, (c) required to provide certain additional financial reporting to the Administrative Agent and (d) not required to meet (or, during such period, test) its Consolidated Leverage Ratio or Consolidated Fixed Charge Coverage Ratio. Additionally, the Second Amendment provided that, during the Covenant Relief Period, (x) the Applicable Rate of interest being incurred on any outstanding Loans is increased to 3.25% per annum for Term SOFR Loans and 2.25% per annum for Base Rate Loans, (y) the commitment fee for undrawn commitments is increased to 0.35% and (z) the ability of the Loan Parties to make certain Investments, Dispositions and Restricted Payments, in each case, as more fully set forth in the Amended Credit Agreement.

At December 31, 2024, the applicable margin was 2.25% and the effective interest rate on the term loan facility was 10.24%. The weighted-average interest rate on the revolving credit facility was 8.73% for the year ended December 31, 2024. In addition to the interest charged on the term loan facility and the revolving credit facility, as a result of the covenant violations, the bank converted the term loan and revolving credit facilities to Base Rate loans on the default date and has imposed an additional 2% interest penalty on all outstanding amounts until the events of default are cured.

The maturity date of the term loan facility and the revolving credit facility, with all amounts outstanding becoming due and payable in full, is November 17, 2026.

Obligations under the Second Amendment are guaranteed by the Loan Parties and secured by Collateral, in each case, as set forth in the Existing Credit Agreement, including a lien on all assets owned by the Borrower (subject to agreed security principles, but providing for a customary qualifying floating charge over all of the Company's assets, with certain customary exceptions). The Second Amendment also required the Borrower and its Subsidiaries to transition certain of their primary principal disbursement services, payroll services and primary operating customer deposit services to Bank of America, N.A.

Loan covenants and violations

The Amended Credit Agreement is subject to financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants. The Company was not in compliance with its quarterly consolidated EBITDA covenant as of September 30, 2024, its monthly liquidity covenant as of October 31, 2024 and November 30, 2024 and its quarterly consolidated fixed ratio covenant and consolidated leverage ratio covenant as of December 31, 2024. These events of default afford the lender the right to declare the entire outstanding $22.8 million principal and interest immediately due and payable as well as the $45 million outstanding under the revolving credit facility. Although the Company continues regular discussions with the lender to address its noncompliance of the covenants, it has been unable to obtain a waiver of the defaults from the lender, or otherwise refinance the indebtedness. There can be no assurances that the lender will provide a waiver and could declare the Company in default and accelerate all amounts due under the term loan facility and the revolving credit facility.

As the covenant violations give the lender the right to require immediate repayment of the amounts outstanding, the entire $22.8 million outstanding on the term loan facility and the $45.0 million outstanding under the revolving credit facility are classified as current and included in Current portion of long-term debt, net on the consolidated balance sheets as of December 31, 2024. Further, the $0.2 million of unamortized debt issuance cost associated with the term loan facility is classified as current and included in Current portion of long-term debt, net and $0.4 million of unamortized debt issuance costs associated with the revolving credit facility is classified as current and included in Other current assets on the consolidated balance sheets as of December 31 2024. If the lender requires immediate repayment of the outstanding term loan facility and revolving credit facility, the Company would be required to write-off the unamortized debt issuance costs upon extinguishment of the debt.

Interest expense, net

Net Interest expense, including bank charges and amortization of debt issuance costs, was $2.5 million and $5.8 million for the years ended December 31, 2023 and 2024, respectively. The increase in interest expense is primarily due to the addition of interest on the revolving credit facility against amounts borrowed in the first half of 2024 and an increase in the interest rate due to the events of default noted above. For the year ended December 31, 2024, the Company also expensed $0.6 million of fees related to an aborted amendment to our secured credit agreement.

Note 8. Employee benefit plans

The Company’s significant employee benefit plans currently consist of a defined contribution plan in the United States and a separate defined contribution plan in the UK. The Company does not offer any other elective postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. regular, full-time employees are eligible to participate in the Cambium Networks, Inc. 401(k) Plan, which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code. Under the Cambium Networks, Inc. 401(k) Plan, the Company contributes a dollar-for-dollar match of the first 4% an employee contributes to the plan. Employees are eligible to participate on the first day of the month following their date of hire and begin receiving company contributions three-months after they become eligible to participate in the plan. Company matching contributions are made each pay period, but the funds do not vest until the employee’s second anniversary of employment with the Company. Employees are always fully vested in their own contributions. All contributions, including the Company match, are made in cash and invested in accordance with the participants’ investment elections. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $1.4 million and $0.8 million for the years ended December 31, 2023 and 2024, respectively.

UK plan

Regular, full-time UK employees are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan. Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% and a company contribution rate of 5% of the employee’s basic salary. The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%. Company matching contributions vest immediately and employees are always vested in their own contributions. All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period. The total contributed by the Company under this plan was $0.4 million and $0.4 million for the years ended December 31, 2023 and 2024, respectively.

Note 9. Other expense, net

Other expense, net was expense of $0.3 million and expense of $0.1 million for the years ended December 31, 2023 and 2024, respectively, and represents foreign exchange losses.

Note 10. Shareholders' equity

Ordinary Shares

As of December 31, 2023 and December 31, 2024, the Company's articles of association authorized the Company to issue up to 500,000,000 ordinary shares. Each holder of the Company's ordinary shares is entitled to one vote for each share on all matters submitted to a vote of the shareholders, including the election of directors.

As of December 31, 2024, no dividends have been declared or paid.

2019 Share incentive plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the 2019 Share Incentive Plan (“2019 Plan”). The 2019 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted share awards (“RSAs”), restricted share units (“RSUs”), other share-based awards and performance awards. The share reserve under the 2019 Plan will be automatically increased on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2020 and will continue until, and including, the fiscal year ending December 31, 2029. The number of shares added annually will be equal to the lowest of 1,320,000 shares, 5% of the number of the Company’s shares outstanding on the first day of such fiscal year, or an amount determined by the Board of Directors. On March 1, 2023, the Company registered 1,320,000 additional shares that may be issued under the 2019 plan. On March 18, 2024 the Company registered 1,320,000 additional shares that may be issued under the 2019 Plan.

The Company’s employees, officers, directors, consultants, and advisors are eligible to receive awards under the 2019 Plan. Incentive share options, however, may only be granted to its employees.

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plan during the years ended December 31, 2023 and December 31, 2024:

Number of shares

Available for grant at January 1, 2023	2,000,364
Added to 2019 Share Incentive Plan	1,320,000
RSUs granted	(225,338)
Options granted	(1,478,946)
Performance shares awarded	(97,500)
Shares withheld in settlement of taxes	50,775
Expirations	56,157
Forfeitures	122,840
Available for grant at December 31, 2023	1,748,352
Added to 2019 Share Incentive Plan	1,320,000
RSUs granted	(1,044,920)
Options granted	(1,475,625)
Shares withheld in settlement of taxes and/or exercise price	12,735
Expirations	330,598
Forfeitures	585,127
Available for grant at December 31, 2024	1,476,267

The Company expects to satisfy the exercise of share options and future distributions of shares for restricted share units and restricted share awards by issuing new ordinary shares which have been reserved under the 2019 Plan.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. The Company utilized a forfeiture rate of 8.2% for the year ended December 31, 2023 and 11.4% during the year ended December 31, 2024 for estimating the forfeitures of share options and restricted share units granted.

Share options

Share options typically have a contractual term of ten years from grant date. The following is a summary of option activity for the Company’s share incentive plans for year ended December 31, 2024:

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at January 1, 2023	3,395,219	$13.83	7.6	$28,985,969
Options granted [1]	1,478,946	$7.64	—	$—
Options exercised	(59,800)	$8.32	—	$—
Options expired	(56,157)	$10.32	—	$—
Options forfeited	(68,292)	$14.08	—	$—
Outstanding at December 31, 2023	4,689,916	$11.98	7.5	$617,623
Options granted	1,475,625	$3.95	—	$—
Options exercised	—	$—	—	$—
Options expired	(330,598)	$15.19	—	$—
Options forfeited	(416,631)	$10.70	—	$—
Outstanding at December 31, 2024	5,418,312	$9.70	7.2	$—

Options exercisable at December 31, 2023	2,556,847	$13.07	6.1	$—
Options vested and expected to vest at December 31, 2023	4,612,496	$12.05	7.5	$543,130
Options exercisable at December 31, 2024	2,919,706	$12.61	5.6	$—
Options vested and expected to vest at December 31, 2024	5,291,366	$9.81	—	$—

1 Options granted includes the time-based share options and the performance-based share options for which a grant date has been established, as described below.

The intrinsic value for share options outstanding and exercisable is defined as the difference between the market value of the Company’s ordinary shares as of the end of the period and the grant price. At December 31, 2023 and 2024, the aggregate intrinsic value of options exercisable under the Company’s share incentive plans was $0.0 million and $0.0 million, respectively, as determined as of the date of grant. The Company had 59,800 and 0 options exercised during the years ended December 31, 2023 and 2024, respectively. The cash received from the share options exercised in 2023 and 2024 was $0.5 million and $0.0 million, respectively.

At December 31, 2024, there was $9.1 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested time-based share option awards. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 2.6 years.

The Company estimates the fair value of share options using the Black-Scholes option pricing model. The fair value of share options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of share options is estimated using the following weighted-average assumptions:

	Year ended December 31,
	2023	2024
Expected dividend yield	—	—
Risk-free interest rate	4.48%	4.38%
Weighted-average expected volatility	69.8%	76.7%
Expected term (in years)	5.8	5.8
Weighted average grant-date fair value per share of options granted	$4.93	$2.71

Restricted shares

The following is a summary of restricted shares activity for the Company’s share incentive plans for the year ended December 31, 2024:

	Units	Weighted average grant date fair value
RSU balance at December 31, 2023 [1]	556,340	$17.60
RSUs granted	1,044,920	$3.01
RSUs vested	(169,554)	$21.93
RSUs forfeited [1]	(168,496)	$12.77
RSU balance at December 31, 2024 [1]	1,263,210	$5.29

1 Includes the time-based RSUs and the performance-based RSUs for which a grant date has been established, as described below.

During 2023 and 2024, 225,338 and 1,044,920 RSUs were granted under the 2019 Plan, respectively. The Company withheld 50,775 and 12,735 shares to pay the employees’ portion of the minimum payroll withholding taxes on the RSUs that vested in 2023 and 2024, respectively.

At December 31, 2024, there was $4.7 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested time-based share awards. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.3 years.

Performance-based share awards

In May 2023, performance-based share awards were awarded to select executive officers of the Company. The awards contained a performance-based vesting criteria and included 60,000 share options and 135,000 restricted share units. The performance-based awards had two separate annual performance periods, with 50% of the performance-based awards vesting over each of the annual performance periods ended December 31, 2023 ("First Performance Period") and December 31, 2024 ("Second Performance Period") if the performance goal was met. If the performance goal for that performance period was not met, the performance-based awards did not vest and were forfeited. The performance goal was based on the Company's adjusted earnings per share, as publicly reported by the Company, for each performance period. The method used to measure the fair value of the performance-based awards is consistent with the methods and assumptions used to measure the fair value of time-based share options and RSUs, as described above.

For performance-based awards that vest during the First Performance Period, the Company's Compensation Committee retained the ability to modify the applicable adjusted earnings per share metric. Due to this discretion, the Company determined that the grantee does not have a mutual understanding of the key terms and conditions of the performance-based awards in the First Performance Period, and a grant date will not exist until the Compensation Committee approves the adjusted earnings per share metric for the First Performance Period. As of December 31, 2023, based on the total potential shares that could be earned, there were 62,500 RSUs outstanding for which there is no accounting grant date. Accordingly, no grant date fair value was established and the weighted average grant date fair values calculated above excludes these performance-based share options and performance-based RSUs. The Company remeasured the fair value of the awards at each reporting date until a grant date is achieved, as the service inception date precedes the grant date. As of December 31, 2023, there was $0.4 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested performance-based share awards for the First Performance Period, which would have been potentially recognized through the first quarter of 2024 upon achievement of the performance goal. As the performance goal was not met for 2023, these performance shares were forfeited as of January 29, 2024.

Unlike the performance-based awards in the First Performance Period, the Compensation Committee did not have the discretion to modify the applicable adjusted earnings per share metric for performance-based awards that vest during the Second Performance Period. As such, a mutual understanding of the key terms and conditions, and thus a grant date, existed on the date that the performance-based awards were issued by the Company. As of December 31, 2023, based on the total potential shares that could be earned, there were 62,500 RSUs granted. A grant date fair value was established, and the weighted average grant date fair values calculated in the above tables include these performance-based share options and performance-based RSUs. The Company has not recognized any compensation expense on these performance-based awards since the achievement of the performance goal was not probable. As of December 31, 2024, there was $0.5 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to these unvested performance-based share awards for the Second Performance Period. As the performance goal was not met for 2024, these performance shares were forfeited as of February 4, 2025.

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”). The ESPP was effective on June 25, 2019 and the offering period or purchase period under the ESPP began on January 1,

2021. A total of 1,334,427 shares are available under the ESPP, which includes 550,000 shares originally available, 256,730 additional shares registered on March 24, 2020, 260,345 additional shares registered on March 1, 2021, 267,352 additional shares registered on February 25, 2022, 273,133 additional shares registered on March 1, 2023 and 275,000 additional shares registered on March 18, 2024. The number of shares that will be available for sale under the ESPP will be increased annually on the first day of each fiscal year beginning in 2020, and will be equal to the lowest of: 275,000 shares; 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The purchase price of the shares will be 85% of the lower of the fair market value of our shares on the first trading day of each offering period or on the purchase date.

For the year ended December 31, 2023, the Company recognized $0.9 million of share-based compensation expense related to the ESPP. There were 88,290 and 113,218 shares issued under the ESPP during the six-month offering periods that ended on June 30, 2023 and December 31, 2023, respectively. For the year ended December 31, 2024, the Company recognized $0.6 million of share-based compensation expense related to the ESPP. There were 279,403 and 341,107 shares issued under the ESPP during the six-month offering periods that ended on June 30, 2024 and December 31, 2024, respectively.

Effective January 1, 2025, management has temporarily suspended the ESPP program.

Note 11. Loss per share

Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted net earnings (loss) per share is computed by giving effect to all potentially dilutive ordinary share equivalents outstanding for the period. For purposes of this calculation, share options, RSUs, and ESPP awards are considered to be ordinary share equivalents but are excluded from the calculation of diluted earnings (loss) per share when including them would have an anti-dilutive effect. Performance-based share awards are only included in the calculation of diluted earnings (loss) per share if the performance metric would have been achieved as of December 31, 2024 if that had been the end of the contingency period. The following table sets forth the computation of basic and diluted net earnings (loss) per share (in thousands, except for share and per share data):

	Year Ended December 31,
	2023	2024
	(Restated)
Numerator:
Net loss	$(74,080)	$(74,452)
Denominator:
Basic weighted average shares outstanding	27,519,476	28,055,746
Diluted weighted average shares outstanding	27,519,476	28,055,746
Net loss per share, basic	$(2.69)	$(2.65)
Net loss per share, diluted	$(2.69)	$(2.65)

In the computation of diluted loss per share for the years ended December 31, 2023 and 2024, no ordinary share equivalents were excluded because their inclusion would have been antidilutive.

Note 12. Segment Information

The Company operates in a single reportable operating segment providing fixed wireless broadband and Wi-Fi networking infrastructure solutions. This segment generates revenue primarily from the sale of hardware products, but also includes revenues from software products, extended warranty and subscription services. The accounting policies for this segment are the same as those described in Note 1. Summary of significant accounting policies.

In its operation of the business, management, including our chief operating decision maker ("CODM"), who is also our Chief Executive Officer ("CEO"), reviews financial information regularly at the consolidated level. Net income (loss) is used as the metric for purposes of allocating resources and evaluating performance. The CODM monitors forecast versus actual net income (loss) for purposes of determining the general health of the Company and assessing the performance of the Company as compared to management's expectations. The Company does not have any intra-entity sales or transfers. Significant expenses reviewed by the CODM include those that are presented in the consolidated statements of operations and comprehensive loss.

See Note 15. Revenues from contracts with customers for additional information about the Company's revenues by product category and geography.

As the Company operates solely within one segment, total assets, property and equipment, net and software, net are reported at the consolidated level on the consolidated balance sheets. The Company's assets include both current and long-lived assets. As of

December 31, 2023 and 2024, segment assets were equal to total consolidated assets included on the consolidated balance sheets of $209.1 million and $173.7 million, respectively.

The Company's long-lived assets, including the Company's property and equipment, software, goodwill, operating lease right-of-use assets and noncurrent assets, but excluding deferred tax assets and investment in subsidiary, recognized on the consolidated balance sheets were located as follows (in thousands):

	As of December 31,
	2023	2024
North America	$29,617	$20,303
Europe, Middle East, Africa	20,023	15,101
Asia Pacific	4,078	1,773
Caribbean and Latin America	20	13

Depreciation and amortization, impairment, property and equipment additions and capital software additions are reported at the consolidated level on the consolidated statements of cash flows. Additional significant non-cash items include the following (in thousands):

	Year Ended December 31,
	2023	2024
Share-based compensation	$11,593	$9,824
Provision for inventory excess and obsolescence	14,070	5,981

Note 13. Income taxes

For the years ended December 31, 2023 and 2024, income (loss) before income taxes includes the following components (in thousands):

	Years ended December 31,
	2023	2024
	(Restated)
United States	$4,187	$(8,245)
Foreign	(60,799)	(68,061)
Loss before income taxes	$(56,612)	$(76,306)

For the years ended December 31, 2023 and 2024, the provision for income taxes consists of the following (in thousands):

	Years ended December 31,
	2023	2024
	(Restated)
Current:
U.S. federal	$3,647	$(3,801)
State	154	(478)
Foreign	885	917
Current tax provision (benefit)	4,686	(3,362)
Deferred:
U.S. federal	$5,820	$—
State	844	—
Foreign	6,118	1,508
Deferred tax provision	12,782	1,508
Provision (benefit) for income taxes	$17,468	$(1,854)

In applying the statutory tax rate in the effective income tax rate reconciliation, the Company used the statutory U.S. federal income tax rate of 21% rather than the Cayman Islands zero percent rate. The table below reconciles the Company's tax (benefit) provision for income taxes based on the statutory U.S. federal income tax rate to its effective tax rate for the years ended December 31, 2023 and 2024 (in thousands):

	Years ended December 31,
	2023	2024
	(Restated)
Income tax benefit at federal statutory rate	$(11,889)	$(16,024)
State and local income taxes, net of federal benefit on current year earnings	154	68
Tax rate changes	(1,255)	—
Valuation allowance changes	37,283	12,345
Foreign rate differential	(1,665)	(2,454)
Withholding tax on non-permanent investment in subsidiaries	—	1,508
Research and development	(2,385)	(278)
Share-based compensation	311	1,203
Foreign derived intangible income	(2,887)	(199)
Return to provision and impact of method change (Federal, State and Foreign)	—	2,730
Tax expense related to impairment	—	25
Other	(199)	(778)
Provision (benefit) for income taxes	$17,468	$(1,854)

Foreign rate differential represents the non-U.S. jurisdictions. The country having the greatest impact on the tax rate adjustment line shown in the above table as “foreign rate differential” for the years ended December 31, 2023 and 2024 is the UK where the statutory income tax rate was 23.5% for 2023, and was 25% for 2024.

The Company recorded income tax provision of $17.5 million and a benefit of $1.9 million for the years ended December 31, 2023 and 2024, with an effective tax rate of (30.9)% and 2.4%, respectively. For the year ended December 31, 2023, the Company's effective tax rate was (30.9)%. The effective tax rate differed from the U.S. statutory rate of 21.0% primarily due to a pretax loss, the net increase in the valuation allowance of $37.3 million, a tax benefit on Foreign Derived Intangible Income of $2.9 million, and a benefit on research and development credits of $2.4 million. For the year ended December 31, 2024, the Company's effective tax rate was 2.4%. The effective tax rate differed from the U.S. statutory rate of 21.0% primarily due to a pretax loss, the net increase in the valuation allowance of $12.3 million, a foreign tax rate differential of $(2.5) million, $2.7 million return to provision adjustment primarily due to a tax method change in the U.S. 2023 tax return related to the tax capitalization of our research and development expenditures, $1.5 million for establishment of a deferred tax liability for withholding tax on non-permanent investment in subsidiaries, a $1.2 million tax expense related to share-based compensation, and a benefit on research and development credits of $(0.3) million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2023 and 2024 were as follows (in thousands):

	Years ended December 31,
	2023	2024
	(Restated)
Net operating losses	$19,880	$37,162
Tax credit carryforwards	2,867	4,192
Capitalized research costs	11,896	—
Disallowed interest carryforwards	784	1,580
Lease liability	1,194	1,991
Property and equipment	—	1,569
Share-based compensation	3,758	4,509
Intangible assets	247	3,371
Other	505	670
Subtotal	41,131	55,044
Less: Valuation allowance	(38,611)	(50,956)
Net deferred tax assets	2,520	4,088
Property and equipment	(846)	—
Operating lease assets	(1,133)	(1,061)
Prepaid expenses and other assets	(223)	(377)
Capitalized software development costs	(318)	(2,650)
Deferred tax liability on foreign investments	—	(1,508)
Net deferred tax liabilities	(2,520)	(5,596)
Total deferred tax assets (liabilities), net	$—	$(1,508)

For the years ended December 31, 2023 and 2024, the following table reflects the activity in the Company’s valuation allowance on deferred tax assets (in thousands):

	Years ended December 31,
	2023	2024
	(Restated)
Beginning balance	$1,328	$38,611
Increase in valuation allowance	37,283	12,345
Total valuation allowance on deferred tax assets	$38,611	$50,956

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

As of each reporting date, management considers new evidence, both positive and negative, to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets before they otherwise expire. Cumulative losses are objective evidence that limit the ability to consider other subjective evidence such as the Company’s projections for future growth. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as the Company’s projections for growth.

During the third quarter of 2023, management determined that it was more likely than not that its worldwide deferred tax assets will not be realizable due to the Company generating net operating losses and being in a three-year cumulative loss position. This resulted in sufficient negative evidence when evaluating the realizability of deferred tax assets and the Company recorded a full valuation allowance against its worldwide deferred tax assets as of September 30, 2023.

At December 31, 2023, the Company recorded a full valuation allowance of $38.6 million on its worldwide deferred tax assets. Due to continued losses in 2024, the Company maintained its full valuation allowance position and recorded a valuation allowance of $51.0 million on its deferred tax assets as of December 31, 2024.

The Company historically asserted that earnings of its foreign subsidiaries are indefinitely reinvested outside the United States. As of December 31, 2023, the cumulative amount of undistributed earnings was approximately $32.0 million. The Company had not made a provision for taxes on the undistributed earnings of foreign subsidiaries as it was not practicable to estimate the unrecognized deferred tax liability due to the complexity of the tax calculation. As of March 31, 2024, conditions existed that raised substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. As a result, the Company can no longer assert indefinite reinvestment with respect to earnings of foreign subsidiaries. Accordingly, the Company recorded a deferred tax liability for the outside basis difference of its foreign affiliates and estimated future tax consequences associated with the potential sale of its foreign investments, including applicable foreign withholding taxes and other incremental taxes. As of December 31, 2024, the Company had approximately $28.0 million of undistributed earnings of foreign subsidiaries for which the Company does not assert indefinite reinvestment. As a result, the Company recognized a deferred tax liability of $1.5 million, which was included in income tax expense for 2024. The actual tax costs may differ from the amounts recorded due to changes in tax laws, foreign exchange rates, and other factors, including the timing and manner of repatriation.

The Company has gross income tax NOL carryforwards related to its U.S. and international operations.

Years ended December 31,
	2023	2024
(Restated)
Unlimited carryforward	$85.9 million	$151.9 million
10 to 15 year carryforward	—	$1.8 million
20 year carryforward	$1.6 million	$5.1 million

The Company has tax credit carryforwards related to research and development.

	Years ended December 31,
	2023	2024
Unlimited carryforward	$2.9 million	$3.3 million
20 year carryforward	—	$0.9 million

The Company has gross corporate interest restriction (“CIR”) disallowance carryforwards related to its UK operations.

	Years ended December 31,
	2023	2024
Unlimited carryforward	$3.1 million	$6.3 million

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and many foreign jurisdictions. The U.S., UK, and India are the main taxing jurisdictions in which the Company operates. Open tax years subject to audit vary depending on the tax jurisdiction. In the U.S., as of December 31, 2024, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2021. In the UK, as of December 31, 2024, the tax returns that are open are for the tax years 2023 and 2024. In India, the tax returns that are open are for India assessment years 2018 through 2024.

The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its position. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations. The Company does not have any unrecognized tax positions as of December 31, 2023 and 2024.

Note 14. Commitments and contingencies

The Company recognizes the fair value for guarantee and indemnification arrangements it issues or modifies, if these arrangements are within the scope of authoritative accounting guidance. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications in order to identify if a loss has been incurred. If the Company determines it is probable that a loss has occurred, then any such estimated loss would be recognized under those guarantees and indemnifications and would be recognized in the Company’s consolidated statements of operations and corresponding consolidated balance sheets during that period.

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

Purchase commitments with contract manufacturers and suppliers

The Company purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products and issue purchase orders for these products and services. As of December 31, 2024, the Company had $14.7 million of open purchase orders with its suppliers and contract manufacturers, all to be procured within the next year. In addition, during the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us, such as forecasted demand. The Company may be liable to purchase excess product or aged material from our suppliers following reasonable mitigation efforts. The Company establishes a loss on purchase commitment liability for all product the supplier has procured for which the Company does not expect it will sell. Such loss on purchase commitment liability is included in Accrued liabilities and Other noncurrent liabilities on the Company's consolidated balance sheets, based on the timing of when the liability is expected to be resolved. The Company recorded losses on purchase commitments of $13.1 million and $7.4 million for the years ended December 31, 2023 and 2024, respectively. Including the $14.7 million of open purchase orders noted above, as of December 31, 2024 the Company has $98.4 million of purchase obligations with its suppliers and contract manufacturers, of which $81.6 million is expected to be procured within the next year and $16.8 million within the next five years thereafter.

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

Indemnification

The Company generally indemnifies its distributors against claims brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark or violates any other proprietary rights of that third party. Although the Company generally tries to limit the maximum amount of potential future liability under its indemnification obligations, in certain agreements this liability may be unlimited. The maximum potential amount of future payments the Company may be required to make under these indemnification agreements is not estimable. The Company did not make any payments under indemnification agreements in 2023 or 2024.

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

Shareholder lawsuit

On May 22, 2024, a putative shareholder class action complaint was filed in the United States District Court for the Northern District of Illinois (Hamby v. Cambium Networks Corporation et al, Case No. 1:24-cv-04240) against us and three of our current or former officers. The complaint purported to assert claims under Section 10(b) of the Exchange Act, Exchange Act Rule 10b-5, and Section 20(a) of the Exchange Act, on behalf of persons and entities who acquired our ordinary shares between May 8, 2023 and January 18, 2024 ("Class Period"). The complaint alleged that, during the Class Period, the Company and certain of its executive officers made false and misleading statements and failed to disclose material adverse facts about its business, operations, and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Exchange Act. The plaintiffs sought damages in an unspecified amount. On July 22, 2024, motions were filed on behalf of purported class member shareholders seeking to serve as lead plaintiff. On October 21, 2024, the court approved the appointment of lead plaintiff. On December 4, 2024, plaintiffs filed a voluntary dismissal of the action without prejudice.

Note 15. Revenue from contracts with customers

Disaggregation of revenues

Revenues by product category were as follows (in thousands, except percentages):

	Year Ended December 31,
	2023		2024
	(Restated)
Point-to-Multi-Point	$95,816	42%	$73,469	42%
Point-to-Point	81,470	36%	48,195	27%
Enterprise	44,377	20%	50,282	28%
Other	5,104	2%	5,340	3%
Total Revenues	$226,767	100%	$177,286	100%

The Company’s products are predominately distributed through a third-party logistics provider in the United States, Netherlands and Vietnam. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations.

Revenue by geography were as follows (in thousands, except percentages):

	Year Ended December 31,
	2023		2024
	(Restated)
North America	$138,927	62%	$86,914	49%
Europe, Middle East and Africa	43,647	19%	50,956	29%
Caribbean and Latin America	20,667	9%	20,527	11%
Asia Pacific	23,526	10%	18,889	11%
Total Revenues	$226,767	100%	$177,286	100%

The following country had revenues greater than 10% of total revenues:

•
United States - $136.7 million for 2023 (Restated) and $88.6 million for 2024

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues		Percentage of Accounts Receivable
	Years Ended December 31,		As of December 31,
	2023	2024	2023	2024
	(Restated)		(Restated)
Customer A	15%	17%	15%	26%
Customer B	12%	12%	*	*

* denotes percentage is less than 10%

Contract Balances

The following table summarizes contract balances as of December 31, 2023 and 2024:

	December 31, 2022	December 31, 2023	December 31, 2024
	(Restated)	(Restated)
Trade accounts receivable, net of allowance for estimated credit losses	$87,740	$55,806	$40,404
Deferred revenue - current	8,913	8,765	8,616
Deferred revenue - noncurrent	8,617	10,473	12,182
Accrued sales returns	20,350	15,443	5,687

Trade accounts receivable include amounts currently due from customers. Amounts are in accordance with contractual terms and are recorded at face amount less an allowance for estimated credit losses.

Deferred revenue consists of amounts due or received from customers in advance of the Company satisfying performance obligations under contractual arrangements, such as software subscriptions and extended warranty. Deferred revenue is classified as current or noncurrent based on the timing of when revenue will be recognized.

Accrued sales returns is the estimated amount expected to be returned by customer in relation to product exchanges made as part of the Company’s stock rotation program. This amount is included within Other current liabilities in the consolidated balance sheets.

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of December 31, 2024, the Company’s remaining performance obligations of $22.6 million, of which $9.8 million is expected to be recognized in 2025, $11.0 million to be recognized between 2026 and 2028, $1.4 million to be recognized between 2029 and 2031, with the remaining $0.5 million to be recognized by 2034.

Revenue recognized during the year ended December 31, 2024 which was previously included in deferred revenues as of December 31, 2023 was $8.6 million. Revenue recognized during the year ended December 31, 2023 which was previously included in deferred revenues as of December 31, 2022 was $8.7 million.

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

Right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s lease payments are typically fixed or contain fixed escalators. The Company’s leases typically include certain lock-in periods and renewal options to extend the lease, but when determining the lease term, the Company does not consider options to extend a lease it is not reasonably certain to exercise. The Company elected the practical expedient to not separate the lease and non-lease components of its leases and currently has no leases with options to purchase the leased property.

The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2023	2024
Operating lease cost	$2,503	$2,315
Short-term lease cost	387	301
Variable lease costs	726	733
Total lease expense	$3,616	$3,349

Supplemental balance sheet information related to leases were as follows (in thousands, except lease term and discount rate):

	Balance Sheet Caption	December 31, 2023	December 31, 2024

Operating leases:
Operating lease assets	Operating lease assets	$7,894	$6,254
Current lease liabilities	Other current liabilities	$1,531	$1,232
Noncurrent lease liabilities	Noncurrent operating lease liabilities	$6,595	$8,942
Weighted average remaining lease term (years):
Operating leases		7.99	9.69
Weighted average discount rate:
Operating leases		6.87%	7.03%

For the year ended December 31, 2024, as part of the Company's impairment review of its long-lived assets (refer to Note 5 - Goodwill and intangible assets for more information), the Company recorded an impairment of its right-of-use operating lease assets of $0.1 million as of September 30, 2024. For the year ended December 31, 2023, there was no impairment of the right-of-use operating lease assets.

Supplemental cash flow information related to leases were as follows (in thousands):

	Years Ended December 31,
	2023	2024

Cash paid for amounts included in the measurement of lease liabilities	$2,484	$1,923
Right-of-use assets obtained on operating lease commencements	$6,027	$115

The Company’s current lease terms range from one to thirteen years and may include options to extend the lease by one to five years.

Remaining maturities on lease liabilities at December 31, 2024 is as follows (in thousands):

Operating leases
2025	1,893
2026	1,374
2027	1,398
2028	1,280
2029	990
Thereafter	7,735
Total lease payments	14,670
Less: interest	(4,496)
Present value of lease liabilities	$10,174

Note 17. Related party transactions

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

For the years ended December 31, 2023 and 2024, Vector Capital Management, LP charged $0.6 million and $0.1 million for professional services fees and reimbursement of expenses. The amount due to Vector Capital Management, LP at December 31, 2023 was $3 thousand and was included in Accounts payable in the Company's consolidated balance sheets. No amount was due to Vector Capital Management, LP at December 31, 2024.

Note 18. Restructuring

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

Under the November 2023 restructuring plan, the Company expected to incur between $1.5 - $2.5 million of costs, consisting mostly of one-time involuntary employee termination costs. Cost reductions under the November 2023 plan began in the fourth quarter of 2023 and were completed during 2024, and all costs have been incurred by the end of 2024. For the year ended December 31, 2023, the Company incurred $1.2 million of costs, of which $0.8 million was paid by December 31, 2023. As of December 31, 2023, the Company had a restructuring liability of $0.4 million which was included in Accrued liabilities on the Company's consolidated balance sheet.

During the year ended December 31, 2024, the Company incurred additional restructuring charges under the November 2023 plan of approximately $1.1 million, which are included in cost of revenues and all operating expense lines in the Company's consolidated statements of operations. Through December 31, 2024, the Company paid $1.4 million, which consists of the $0.4 million outstanding at December 31, 2023 plus an additional $1.1 million of costs incurred during the year ended December 31, 2024. As of December 31, 2024, the Company has a restructuring liability of $0.1 million, which is included in Accrued liabilities in the Company's consolidated balance sheet and was paid in the first quarter of 2025.

The following table reflects the restructuring liability activity for the years ended December 31, 2023 and December 31, 2024 (in thousands):

Restructuring liability at January 1, 2023	$—
Restructuring charges- August 2023 restructuring	969
Restructuring charges - November 2023 restructuring	1,185
Costs paid - August 2023 restructuring	(969)
Costs paid - November 2023 restructuring	(822)
Restructuring liability at December 31, 2023	$363
Restructuring charges - November 2023 restructuring	1,138
Costs paid - November 2023 restructuring	(1,446)
Restructuring liability at December 31, 2024	$55

Note 19. Restatement of previously issued unaudited interim consolidated financial statements (Unaudited)

As described in Note 1. Description of business and summary of significant accounting policies, in connection with the preparation of its consolidated financial statements for the year ended December 31, 2024, the Company determined that its previously issued unaudited interim consolidated financial statements for the periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 contained errors in the application of GAAP as summarized below.

In accordance with SEC Staff Accounting Bulletin No. 99, "Materiality", and SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements", the Company evaluated the corrections and has determined that the related impact was material to the previously filed unaudited interim consolidated financial statements that contained errors in the quarterly periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 (the "Affected Quarterly Periods"). Therefore, the Company, in consultation with the Audit Committee of the Company's Board of Directors, concluded that the Affected Quarterly Periods should be restated to present the identified adjustments discussed below. The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024 and September 30, 2024, but instead is restating its unaudited interim financial statements in this Comprehensive Form 10-K.

Background of Restatement

The restatement adjustments identified in the Affected Quarterly Periods were similar in nature to those described in Note 2. Restatement of annual financial statements and arose during the preparation of the Company's consolidated financial statements for the year ended December 31, 2024. Specifically, the Company did not appropriately (i) estimate variable consideration for customer incentives, (ii) estimate variable consideration for sales returns, (iii) estimate the allowance for credit losses, (iv) estimate excess and obsolete inventory, (v) recognize revenue on a non-standard contract, (vi) timely recognize an impairment of its goodwill and long lived assets, (vii) timely recognize a valuation allowance on deferred tax assets; and (viii) reclassify certain prepayments made to suppliers and loss on supplier commitments liability as current or non-current.

Additionally, as part of the Restatement, the Company corrected for (b) previously identified uncorrected misstatements related to out-of-period adjustments, (c) previously recorded amounts reclassifying accounts receivable credit balances and (d) classification of property and equipment transactions on the statement of cash flows.

Effects of Restatement

The following tables sets forth the effects of the restatement adjustments on revenues, income (loss) before income taxes and net income (loss) in the consolidated statements of operations and comprehensive income (loss) for the Affected Quarterly Periods:

		For the three months ended March 31, 2023
		(Unaudited)
(in thousands)	Identifier in statement	Revenues	Income before income taxes	Net income
Previously reported		$77,401	$4,814	$4,276
Restatement adjustments:
Revenue adjustment - customer incentives	(i)	(1,049)	(1,049)	(1,049)
Revenue adjustment - sales returns	(ii)	(381)	(2,190)	(2,190)
Estimate for allowance for credit losses	(iii)	—	(201)	(201)
Estimate for excess and obsolete inventory	(iv)	—	(404)	(404)
Deferred tax adjustments	(vi)	—	—	546
Prior period uncorrected misstatements and out of period adjustments	(b)	—	(307)	(307)
Net restatement adjustments		(1,430)	(4,151)	(3,605)
Restated		$75,971	$663	$671

		For the three months ended June 30, 2023			For the six months ended June 30, 2023
		(Unaudited)			(Unaudited)
(in thousands)	Identifier in statement	Revenues	Loss before income taxes	Net loss	Revenues	Income (loss) before income taxes	Net income (loss)
Previously reported		$59,542	$(3,346)	$(2,642)	$136,943	$1,468	$1,634
Restatement adjustments:
Revenue adjustment - customer incentives	(i)	(9,974)	(9,974)	(9,974)	(11,023)	(11,023)	(11,023)
Revenue adjustment - sales returns	(ii)	4,152	2,474	2,474	3,771	284	284
Estimate for allowance for credit losses	(iii)	—	12	12	—	(189)	(189)
Estimate for excess and obsolete inventory	(iv)	—	(421)	(421)	—	(825)	(825)
Deferred tax adjustments	(vi)	—	—	(2,249)	—	—	(1,703)
Prior period uncorrected misstatements and out of period adjustments	(b)	—	(637)	(637)	—	(944)	(944)
Net restatement adjustments		(5,822)	(8,546)	(10,795)	(7,252)	(12,697)	(14,400)
Restated		$53,720	$(11,892)	$(13,437)	$129,691	$(11,229)	$(12,766)

		For the three months ended September 30, 2023			For the nine months ended September 30, 2023
		(Unaudited)			(Unaudited)
(in thousands)	Identifier in statement	Revenues	Loss before income taxes	Net loss	Revenues	Loss before income taxes	Net loss
Previously reported		$43,046	$(22,783)	$(26,200)	$179,989	$(21,315)	$(24,566)
Restatement adjustments:
Revenue adjustment - customer incentives	(i)	(1,440)	(1,440)	(1,440)	(12,463)	(12,463)	(12,463)
Revenue adjustment - sales returns	(ii)	6,886	5,432	5,432	10,657	5,716	5,716
Estimate for allowance for credit losses	(iii)	(45)	325	325	(45)	136	136
Estimate for excess and obsolete inventory	(iv)	—	(905)	(905)	—	(1,730)	(1,730)
Revenue adjustment - non-standard contract	(v)	(3,711)	(2,351)	(2,351)	(3,711)	(2,351)	(2,351)
Deferred tax adjustments	(vii)	—	—	(11,646)	—	—	(13,349)
Prior period uncorrected misstatements and out of period adjustments	(b)	(128)	410	410	(128)	(534)	(534)
Net restatement adjustments		1,562	1,471	(10,175)	(5,690)	(11,226)	(24,575)
Restated		$44,608	$(21,312)	$(36,375)	$174,299	$(32,541)	$(49,141)

		For the three months ended March 31, 2024
		(Unaudited)
(in thousands)	Identifier in statement	Revenues	Loss before income taxes	Net loss
Previously reported		$42,337	$(21,918)	$(26,447)
Restatement adjustments:
Revenue adjustment - customer incentives	(i)	218	218	218
Revenue adjustment - sales returns	(ii)	4,515	3,957	3,957
Estimate for allowance for credit losses	(iii)	—	159	159
Estimate for excess and obsolete inventory	(iv)	—	2,421	2,421
Revenue adjustment - non-standard contract	(v)	—	(1,397)	(1,397)
Deferred tax adjustments	(vii)	—	—	2,601
Prior period uncorrected misstatements and out of period adjustments	(b)	—	40	40
Net restatement adjustments		4,733	5,398	7,999
Restated		$47,070	$(16,520)	$(18,448)

		For the three months ended June 30, 2024			For the six months ended June 30, 2024
		(Unaudited)			(Unaudited)
(in thousands)	Identifier in statement	Revenues	Loss before income taxes	Net loss	Revenues	Loss before income taxes	Net loss
Previously reported		$45,946	$(13,409)	$(9,143)	$88,283	$(35,327)	$(35,590)
Restatement adjustments:
Revenue adjustment - customer incentives	(i)	(1,203)	(1,203)	(1,203)	(985)	(985)	(985)
Revenue adjustment - sales returns	(ii)	496	297	297	5,011	4,254	4,254
Estimate for allowance for credit losses	(iii)	(6)	(490)	(490)	(6)	(331)	(331)
Estimate for excess and obsolete inventory	(iv)	—	1,021	1,021	—	3,442	3,442
Revenue adjustment - non-standard contract	(v)	—	—	—	—	(1,397)	(1,397)
Deferred tax adjustments	(vii)	—	—	(4,823)	—	—	(2,222)
Prior period uncorrected misstatements and out of period adjustments	(b)	—	95	95	—	135	135
Net restatement adjustments		(713)	(280)	(5,103)	4,020	5,118	2,896
Restated		$45,233	$(13,689)	$(14,246)	$92,303	$(30,209)	$(32,694)

		For the three months ended September 30, 2024			For the nine months ended September 30, 2024
		(Unaudited)			(Unaudited)
(in thousands)	Identifier in statement	Revenues	Loss before income taxes	Net loss	Revenues	Loss before income taxes	Net loss
Previously reported		$43,726	$(9,470)	$(9,676)	$132,009	$(44,797)	$(45,266)
Restatement adjustments:
Revenue adjustment - customer incentives	(i)	(921)	(921)	(921)	(1,906)	(1,906)	(1,906)
Revenue adjustment - sales returns	(ii)	1,944	1,295	1,295	6,955	5,549	5,549
Estimate for allowance for credit losses	(iii)	(81)	(172)	(172)	(87)	(503)	(503)
Estimate for excess and obsolete inventory	(iv)	—	1,383	1,383	—	4,825	4,825
Revenue adjustment - non-standard contract	(v)	—	—	—	—	(1,397)	(1,397)
Deferred tax adjustments	(vii)	—	—	(1,512)	—	—	(3,734)
Impairment timing	(vi)	—	(24,973)	(24,973)	—	(24,973)	(24,973)
Prior period uncorrected misstatements and out of period adjustments	(b)	—	50	50	—	185	185
Net restatement adjustments		942	(23,338)	(24,850)	4,962	(18,220)	(21,954)
Restated		$44,668	$(32,808)	$(34,526)	$136,971	$(63,017)	$(67,220)

These amounts are presented herein as originally reported in the previously issued financial statements for transparency and consistency. The restatement corrects these errors and reflects the appropriate adjustments.

The financial statement line items impacted by the respective adjustments are labeled in the tables below based on the identifiers from the paragraph above. Below are the Company's restated consolidated balance sheets, statements of operations and other comprehensive income (loss) and statements of cash flows with the adjustments for the periods stated in the tables below. The consolidated statements of shareholders equity (deficit) have been excluded from the financial statement presented below as they were only impacted by adjustments to net income which is presented below in the consolidated statements of operations and other comprehensive income (loss) and consolidated balance sheets.

The impact of the restatement on the Affected Quarterly Period as of and for the three months ended March 31, 2023 is presented in the following tables:

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)
	As of March 31, 2023
	As Reported	Adjustment	As Restated

ASSETS
Current assets
Cash	$38,696	$—	$38,696
Receivables, net of allowance for credit losses of $2,259 (iii) (b) (c)	98,207	(1,498)	96,709
Inventories, net (ii) (iv) (b)	68,333	(3,156)	65,177
Income taxes receivable	122	—	122
Prepaid expenses (viii) (b)	10,792	(4,358)	6,434
Other current assets (ii) (b)	7,557	2,030	9,587
Total current assets	223,707	(6,982)	216,725
Noncurrent assets
Property and equipment, net	11,521	—	11,521
Software, net	9,309	—	9,309
Operating lease right-of-use assets	4,709	—	4,709
Intangible assets, net	8,799	—	8,799
Goodwill	9,842	—	9,842
Deferred tax assets, net	14,301	—	14,301
Other noncurrent assets (viii) (b)	876	4,358	5,234
TOTAL ASSETS	$283,064	$(2,624)	$280,440
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$29,537	$—	$29,537
Accrued liabilities (i) (b) (c)	31,657	6,512	38,169
Employee compensation	6,991	—	6,991
Current portion of long-term debt, net	3,160	—	3,160
Deferred revenues	8,761	—	8,761
Other current liabilities (ii) (viii) (b)	13,667	17,000	30,667
Total current liabilities	93,773	23,512	117,285
Noncurrent liabilities
Long-term debt, net	23,837	—	23,837
Deferred revenues	8,666	—	8,666
Noncurrent operating lease liabilities	2,723	—	2,723
Other noncurrent liabilities (viii) (b)	1,529	614	2,143
Total liabilities	130,528	24,126	154,654
Commitments and contingencies (Note 14)
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized; 27,618,271 shares issued and 27,397,342 outstanding	3	—	3
Additional paid in capital	142,009	—	142,009
Treasury shares, at cost, 220,929 shares	(5,133)	—	(5,133)
Accumulated deficit (i) (ii) (iii) (iv) (vi) (b)	17,098	(26,750)	(9,652)
Accumulated other comprehensive loss	(1,441)	—	(1,441)
Total shareholders' equity	152,536	(26,750)	125,786
TOTAL LIABILITIES AND EQUITY	$283,064	$(2,624)	$280,440

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)
(Unaudited)
	Three months ended March 31, 2023
	As Reported	Adjustment	As Restated

Revenues (i) (ii)
Product	$72,721	$(1,430)	$71,291
Subscriptions and services	4,680	—	4,680
Total revenues	77,401	(1,430)	75,971
Cost of revenues (i) (ii) (iv)
Product	35,720	2,213	37,933
Subscriptions and services	2,021	—	2,021
Total cost of revenues	37,741	2,213	39,954
Gross profit:
Product	37,001	(3,643)	33,358
Subscriptions and services	2,659	—	2,659
Total Gross profit	39,660	(3,643)	36,017
Operating expenses
Research and development	14,262	—	14,262
Sales and marketing (b)	11,670	307	11,977
General and administrative (iii)	6,667	201	6,868
Depreciation and amortization	1,496	—	1,496
Impairment	—	—	—
Total operating expenses	34,095	508	34,603
Operating income	5,565	(4,151)	1,414
Interest expense, net	597	—	597
Other expense, net	154	—	154
Income before income taxes	4,814	(4,151)	663
Provision (benefit) for income taxes	538	(546)	(8)
Net income	$4,276	$(3,605)	$671

Earnings per share
Basic	$0.16	$(0.14)	$0.02
Diluted	$0.15	$(0.13)	$0.02
Weighted-average number of shares outstanding to compute net earnings per share
Basic	27,341,013	—	27,341,013
Diluted	28,452,855	—	28,452,855
Comprehensive income
Net income	$4,276	$(3,605)	$671
Foreign currency translation adjustment	86	—	86
Comprehensive income	$4,362	$(3,605)	$757

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months ended March 31, 2023
	As Reported	Adjustment	As Restated

Cash flows from operating activities:
Net income (loss) (i) (ii) (iii) (iv) (vii) (b)	$4,276	$(3,605)	$671
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,058	—	1,058
Amortization of software and intangible assets	1,037	—	1,037
Amortization of deferred debt issuance costs	75	—	75
Share-based compensation	2,875	—	2,875
Deferred income taxes (vii)	(1,519)	—	(1,519)
Provision for inventory excess and obsolescence (iv)	1,336	422	1,758
Provision for estimated credit losses (iii)	(37)	201	164
Other	(194)	—	(194)
Change in assets and liabilities:
Receivables (i) (iii)	(8,973)	903	(8,070)
Inventories (iv)	(12,601)	(18)	(12,619)
Prepaid expenses (vii)	1,069	(975)	94
Accounts payable (b) (d)	(1,474)	(85)	(1,559)
Accrued employee compensation (b)	(584)	314	(270)
Accrued liabilities (i) (vii) (b)	3,738	(24)	3,714
Other assets and liabilities (iv) (viii)	3,959	2,748	6,707
Net cash used in operating activities	(5,959)	(119)	(6,078)

Cash flows from investing activities:
Purchases of property and equipment (d)	(1,569)	119	(1,450)
Purchases of software	(1,537)	—	(1,537)
Net cash used in investing activities	(3,106)	119	(2,987)

Cash flows from financing activities:
Repayment of term loan	(656)	—	(656)
Taxes paid from shares withheld	(148)	—	(148)
Proceeds from share option exercises	387	—	387
Net cash used in financing activities	(417)	—	(417)
Effect of exchange rate on cash	16	—	16
Net decrease in cash	(9,466)	—	(9,466)
Cash, beginning of period	48,162	—	48,162
Cash, end of period	$38,696	$—	$38,696

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$204	$—	$204
Interest paid	$412	$—	$412

Non-cash investing and financing activities:
Decrease in property, equipment and software unpaid or accrued in liabilities (d)	$—	$(160)	$(160)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$1,191	$1,191

The impact of the restatement on the Affected Quarterly Period as of and for the three and six month periods ended June 30, 2023 is presented in the following tables:

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)
	As of June 30, 2023
	As Reported	Adjustment	As Restated

ASSETS
Current assets
Cash	$31,978	$—	$31,978
Receivables, net of allowance for credit losses of $2,307 (iii) (b) (c)	86,819	(1,363)	85,456
Inventories, net (ii) (iv) (b)	82,348	(3,576)	78,772
Income taxes receivable	98	—	98
Prepaid expenses (viii) (b)	8,042	(2,931)	5,111
Other current assets (ii) (b)	9,020	351	9,371
Total current assets	218,305	(7,519)	210,786
Noncurrent assets
Property and equipment, net	11,375	—	11,375
Software, net	10,484	—	10,484
Operating lease right-of-use assets	4,823	—	4,823
Intangible assets, net	8,424	—	8,424
Goodwill	9,842	—	9,842
Deferred tax assets, net	16,106	—	16,106
Other noncurrent assets (viii) (b)	929	2,931	3,860
TOTAL ASSETS	$280,288	$(4,588)	$275,700
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$30,067	$—	$30,067
Accrued liabilities (i) (b) (c)	26,364	16,810	43,174
Employee compensation	5,852	—	5,852
Current portion of long-term debt, net	3,166	—	3,166
Deferred revenues	8,307	—	8,307
Other current liabilities (ii) (viii) (b)	15,323	15,097	30,420
Total current liabilities	89,079	31,907	120,986
Noncurrent liabilities
Long-term debt, net	23,212	—	23,212
Deferred revenues	9,281	—	9,281
Noncurrent operating lease liabilities	3,033	—	3,033
Other noncurrent liabilities (viii) (b)	1,632	1,050	2,682
Total liabilities	126,237	32,957	159,194
Commitments and contingencies (Note 14)
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized; 27,847,532 shares issued and 27,603,028 outstanding	3	—	3
Additional paid in capital	146,528	—	146,528
Treasury shares, at cost, 244,504 shares	(5,509)	—	(5,509)
Accumulated deficit (i) (ii) (iii) (iv) (vi) (b)	14,456	(37,545)	(23,089)
Accumulated other comprehensive loss	(1,427)	—	(1,427)
Total shareholders' equity	154,051	(37,545)	116,506
TOTAL LIABILITIES AND EQUITY	$280,288	$(4,588)	$275,700

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)

	Three Months ended June 30, 2023
	As Reported	Adjustment	As Restated

Revenues (i) (ii)
Product	$54,862	$(5,822)	$49,040
Subscriptions and services	4,680	—	4,680
Total revenues	59,542	(5,822)	53,720
Cost of revenues (i) (ii) (iv)
Product	27,861	2,486	30,347
Subscriptions and services	2,439	—	2,439
Total cost of revenues	30,300	2,486	32,786
Gross profit:
Product	27,001	(8,308)	18,693
Subscriptions and services	2,241	—	2,241
Total Gross profit	29,242	(8,308)	20,934
Operating expenses
Research and development (b)	13,008	233	13,241
Sales and marketing (b)	11,528	7	11,535
General and administrative (iii) (b)	5,836	(2)	5,834
Depreciation and amortization	1,573	—	1,573
Impairment	—	—	—
Total operating expenses	31,945	238	32,183
Operating loss	(2,703)	(8,546)	(11,249)
Interest expense, net	579	—	579
Other expense, net	64	—	64
Loss before income taxes	(3,346)	(8,546)	(11,892)
(Benefit) provision for income taxes	(704)	2,249	1,545
Net loss	$(2,642)	$(10,795)	$(13,437)

Loss per share
Basic	$(0.10)	$(0.39)	$(0.49)
Diluted	$(0.10)	$(0.39)	$(0.49)
Weighted-average number of shares outstanding to compute net loss per share
Basic	27,432,705	—	27,432,705
Diluted	27,432,705	—	27,432,705
Comprehensive loss
Net loss	$(2,642)	$(10,795)	$(13,437)
Foreign currency translation adjustment	14	—	14
Comprehensive loss	$(2,628)	$(10,795)	$(13,423)

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(Unaudited)
	Six months ended June 30, 2023
	As Reported	Adjustment	As Restated

Revenues (i) (ii)
Product	$127,583	$(7,252)	$120,331
Subscriptions and services	9,360	—	9,360
Total revenues	136,943	(7,252)	129,691
Cost of revenues (i) (ii) (iv)
Product	63,581	4,699	68,280
Subscriptions and services	4,460	—	4,460
Total cost of revenues	68,041	4,699	72,740
Gross profit:
Product	64,002	(11,951)	52,051
Subscriptions and services	4,900	—	4,900
Total Gross profit	68,902	(11,951)	56,951
Operating expenses
Research and development (b)	27,270	233	27,503
Sales and marketing (b)	23,198	314	23,512
General and administrative (iii) (b)	12,503	199	12,702
Depreciation and amortization	3,069	—	3,069
Impairment	—	—	—
Total operating expenses	66,040	746	66,786
Operating income (loss)	2,862	(12,697)	(9,835)
Interest expense, net	1,176	—	1,176
Other expense, net	218	—	218
Income (loss) before income taxes	1,468	(12,697)	(11,229)
(Benefit) provision for income taxes	(166)	1,703	1,537
Net income (loss)	$1,634	$(14,400)	$(12,766)

Earnings per share
Basic	$0.06	$(0.53)	$(0.47)
Diluted	$0.06	$(0.53)	$(0.47)
Weighted-average number of shares outstanding to compute net income (loss) per share
Basic	27,387,112	—	27,387,112
Diluted	28,315,457	(928,345)	27,387,112
Comprehensive income (loss)
Net income (loss)	$1,634	$(14,400)	$(12,766)
Foreign currency translation adjustment	100	—	100
Comprehensive income (loss)	$1,734	$(14,400)	$(12,666)

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
	Six months ended June 30, 2023
	As Reported	Adjustment	As Restated

Cash flows from operating activities:
Net income (loss) (i) (ii) (iii) (iv) (vii) (b)	$1,634	$(14,400)	$(12,766)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,124	—	2,124
Amortization of software and intangible assets	2,193	—	2,193
Amortization of deferred debt issuance costs	154	—	154
Share-based compensation	5,937	—	5,937
Deferred income taxes (vii)	(3,324)	—	(3,324)
Provision for inventory excess and obsolescence (iv)	1,060	1,269	2,329
Provision for estimated credit losses (iii)	23	189	212
Other	(185)	—	(185)
Change in assets and liabilities:
Receivables (i) (iii)	192	10,754	10,946
Inventories (iv)	(26,340)	(445)	(26,785)
Prepaid expenses (vii)	3,803	(2,402)	1,401
Income taxes receivable	27	—	27
Accounts payable (b) (d)	(1,340)	179	(1,161)
Accrued employee compensation (b)	(1,515)	314	(1,201)
Accrued liabilities (i) (vii) (b)	615	33	648
Other assets and liabilities (iv) (viii)	4,462	4,390	8,852
Net cash used in operating activities	(10,480)	(119)	(10,599)

Cash flows from investing activities:
Purchases of property and equipment (d)	(2,236)	119	(2,117)
Purchases of software	(3,333)	—	(3,333)
Net cash used in investing activities	(5,569)	119	(5,450)

Cash flows from financing activities:
Repayment of term loan	(1,313)	—	(1,313)
Issuance of ordinary shares under ESPP	1,102	—	1,102
Taxes paid from shares withheld	(433)	—	(433)
Proceeds from share option exercises	492	—	492
Net cash used in financing activities	(152)	—	(152)
Effect of exchange rate on cash	17	—	17
Net decrease in cash	(16,184)	—	(16,184)
Cash, beginning of period	48,162	—	48,162
Cash, end of period	$31,978	$—	$31,978

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$2,843	$—	$2,843
Interest paid	$880	$—	$880

Non-cash investing and financing activities:
Increase in property, equipment and software unpaid or accrued in liabilities (d)	$113	$119	$232
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,865	$—	$1,865

The impact of the restatement on the Affected Quarterly Period as of and for the three and nine month periods ended September 30, 2023 is presented in the following tables:

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)
	As of September 30, 2023
	As Reported	Adjustment	As Restated

ASSETS
Current assets
Cash	$27,529	$—	$27,529
Receivables, net of allowance for credit losses of $2,070 (iii) (v) (b) (c)	60,444	(6,642)	53,802
Inventories, net (ii) (iv) (v) (b)	79,764	(3,122)	76,642
Income taxes receivable	982	—	982
Prepaid expenses (viii) (b)	8,810	(2,868)	5,942
Other current assets (ii) (b)	9,643	(1,101)	8,542
Total current assets	187,172	(13,733)	173,439
Noncurrent assets
Property and equipment, net	11,365	—	11,365
Software, net (b)	11,804	(99)	11,705
Operating lease right-of-use assets	4,257	—	4,257
Intangible assets, net	8,050	—	8,050
Goodwill	9,842	—	9,842
Deferred tax assets, net (vii)	12,494	(12,494)	—
Other noncurrent assets (viii) (b)	880	2,868	3,748
TOTAL ASSETS	$245,864	$(23,458)	$222,406
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$24,849	$—	$24,849
Accrued liabilities (i) (b) (c)	20,690	14,881	35,571
Employee compensation	5,333	—	5,333
Current portion of long-term debt, net	3,173	—	3,173
Deferred revenues	8,791	—	8,791
Other current liabilities (ii) (viii) (b)	15,988	7,364	23,352
Total current liabilities	78,824	22,245	101,069
Noncurrent liabilities
Long-term debt, net	22,588	—	22,588
Deferred revenues	9,731	—	9,731
Noncurrent operating lease liabilities	2,793	—	2,793
Other noncurrent liabilities (viii) (b)	1,705	2,017	3,722
Total liabilities	115,641	24,262	139,903
Commitments and contingencies (Note 14)
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized; 27,917,429 shares issued and 27,661,860 outstanding	3	—	3
Additional paid in capital	149,165	—	149,165
Treasury shares, at cost, 255,569 shares	(5,600)	—	(5,600)
Accumulated deficit (i) (ii) (iii) (iv) (v) (vii) (b)	(11,744)	(47,720)	(59,464)
Accumulated other comprehensive loss	(1,601)	—	(1,601)
Total shareholders' equity	130,223	(47,720)	82,503
TOTAL LIABILITIES AND EQUITY	$245,864	$(23,458)	$222,406

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)
	Three months ended September 30, 2023
	As Reported	Adjustment	As Restated

Revenues (i) (ii)
Product	$38,433	$1,562	$39,995
Subscriptions and services	4,613	—	4,613
Total revenues	43,046	1,562	44,608
Cost of revenues (i) (ii) (iv)
Product	29,950	611	30,561
Subscriptions and services	2,137	—	2,137
Total cost of revenues	32,087	611	32,698
Gross profit:
Product	8,483	951	9,434
Subscriptions and services	2,476	—	2,476
Total Gross profit	10,959	951	11,910
Operating expenses
Research and development (b)	13,151	(134)	13,017
Sales and marketing (b)	9,675	(7)	9,668
General and administrative (iii) (b)	8,688	(379)	8,309
Depreciation and amortization	1,545	—	1,545
Impairment	—	—	—
Total operating expenses	33,059	(520)	32,539
Operating loss	(22,100)	1,471	(20,629)
Interest expense, net	620	—	620
Other expense, net	63	—	63
Loss before income taxes	(22,783)	1,471	(21,312)
Provision for income taxes (vii)	3,417	11,646	15,063
Net loss	$(26,200)	$(10,175)	$(36,375)

Loss per share
Basic	$(0.95)	$(0.37)	$(1.32)
Diluted	$(0.95)	$(0.37)	$(1.32)
Weighted-average number of shares outstanding to compute net loss per share
Basic	27,619,281	—	27,619,281
Diluted	27,619,281	—	27,619,281
Comprehensive loss
Net loss	$(26,200)	$(10,175)	$(36,375)
Foreign currency translation adjustment	(174)	—	(174)
Comprehensive loss	$(26,374)	$(10,175)	$(36,549)

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)
	Nine months ended September 30, 2023
	As Reported	Adjustment	As Restated

Revenues (i) (ii)
Product	$166,016	$(5,690)	$160,326
Subscriptions and services	13,973	—	13,973
Total revenues	179,989	(5,690)	174,299
Cost of revenues (i) (ii) (iv)
Product	93,531	5,310	98,841
Subscriptions and services	6,597	—	6,597
Total cost of revenues	100,128	5,310	105,438
Gross profit:
Product	72,485	(11,000)	61,485
Subscriptions and services	7,376	—	7,376
Total Gross profit	79,861	(11,000)	68,861
Operating expenses
Research and development (b)	40,421	99	40,520
Sales and marketing (b)	32,873	307	33,180
General and administrative (iii) (b)	21,191	(180)	21,011
Depreciation and amortization	4,614	—	4,614
Impairment	—	—	—
Total operating expenses	99,099	226	99,325
Operating loss	(19,238)	(11,226)	(30,464)
Interest expense, net	1,796	—	1,796
Other expense, net	281	—	281
Loss before income taxes	(21,315)	(11,226)	(32,541)
Provision for income taxes (vii)	3,251	13,349	16,600
Net loss	$(24,566)	$(24,575)	$(49,141)

Loss per share
Basic	$(0.89)	$(0.89)	$(1.79)
Diluted	$(0.89)	$(0.89)	$(1.79)
Weighted-average number of shares outstanding to compute net loss per share
Basic	27,465,353	—	27,465,353
Diluted	27,465,353	—	27,465,353
Comprehensive loss
Net loss	$(24,566)	$(24,575)	$(49,141)
Foreign currency translation adjustment	(74)	—	(74)
Comprehensive loss	$(24,640)	$(24,575)	$(49,215)

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine months ended September 30, 2023
	As Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss (i) (ii) (iii) (iv) (v) (vii) (b)	$(24,566)	$(24,575)	$(49,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,212	—	3,212
Amortization of software and intangible assets	3,399	—	3,399
Amortization of deferred debt issuance costs	235	—	235
Share-based compensation	8,782	—	8,782
Deferred income taxes (vii)	288	12,494	12,782
Provision for inventory excess and obsolescence (iv)	5,637	2,185	7,822
Provision for estimated credit losses (iii)	157	(182)	(25)
Other	(164)	—	(164)
Change in assets and liabilities:
Receivables (i) (iii)	22,649	17,845	40,494
Inventories (iv)	(28,333)	(1,815)	(30,148)
Prepaid expenses (vii)	3,031	(2,465)	566
Income taxes receivable	(859)	—	(859)
Accounts payable (b) (d)	(6,496)	(62)	(6,558)
Accrued employee compensation (b)	(2,042)	301	(1,741)
Accrued liabilities (i) (vii) (b)	(1,264)	(3,096)	(4,360)
Other assets and liabilities (iv) (v) (viii)	5,608	(848)	4,760
Net cash used in operating activities	(10,726)	(218)	(10,944)

Cash flows from investing activities:
Purchases of property and equipment (d)	(3,361)	119	(3,242)
Purchases of software (b)	(5,518)	99	(5,419)
Net cash used in investing activities	(8,879)	218	(8,661)

Cash flows from financing activities:
Repayment of term loan	(1,969)	—	(1,969)
Issuance of ordinary shares under ESPP	1,102	—	1,102
Taxes paid from shares withheld	(652)	—	(652)
Proceeds from share option exercises	498	—	498
Net cash used in financing activities	(1,021)	—	(1,021)
Effect of exchange rate on cash	(7)	—	(7)
Net decrease in cash	(20,633)	—	(20,633)
Cash, beginning of period	48,162	—	48,162
Cash, end of period	$27,529	$—	$27,529

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$3,963	$—	$3,963
Interest paid	$1,354	$—	$1,354

Non-cash investing and financing activities:
Increase in property, equipment and software unpaid or accrued in liabilities (d)	$113	$60	$173
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,865	$—	$1,865

The impact of the restatement on the Affected Quarterly Period as of and for the three month period ended March 31, 2024 is presented in the following tables:

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)
	As of March 31, 2024
	As Reported	Adjustment	As Restated

ASSETS
Current assets
Cash	$38,711	$—	$38,711
Receivables, net of allowance for credit losses of $3,220 (iii) (b) (c)	58,157	(6,994)	51,163
Inventories, net (ii) (iv) (b)	55,593	2,224	57,817
Income taxes receivable	300	(22)	278
Prepaid expenses (viii) (b)	12,752	(3,019)	9,733
Other current assets (ii) (b)	6,334	718	7,052
Total current assets	171,847	(7,093)	164,754
Noncurrent assets
Property and equipment, net	13,741	—	13,741
Software, net	12,220	—	12,220
Operating lease right-of-use assets	7,327	—	7,327
Intangible assets, net	7,300	—	7,300
Goodwill	9,842	—	9,842
Other noncurrent assets (viii) (b)	1,280	3,355	4,635
TOTAL ASSETS	$223,557	$(3,738)	$219,819
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$15,783	$—	$15,783
Accrued liabilities (i) (b) (c)	42,511	(7,519)	34,992
Employee compensation	4,229	—	4,229
Current portion of long-term debt, net	2,514	—	2,514
Deferred revenues	8,510	—	8,510
Other current liabilities (ii) (viii) (b)	13,734	1,816	15,550
Total current liabilities	87,281	(5,703)	81,578
Noncurrent liabilities
Long-term debt, net	61,315	—	61,315
Deferred revenues	10,074	—	10,074
Noncurrent operating lease liabilities	6,409	—	6,409
Deferred tax liabilities (vii)	—	1,460	1,460
Other noncurrent liabilities (viii) (b)	1,688	12,311	13,999
Total liabilities	166,767	8,068	174,835
Commitments and contingencies (Note 14)
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized; 28,158,001 shares issued and 27,892,848 outstanding	3	—	3
Additional paid in capital	155,137	—	155,137
Treasury shares, at cost, 265,153 shares	(5,646)	—	(5,646)
Accumulated deficit (i) (ii) (iii) (iv) (v) (vii) (b)	(91,045)	(11,806)	(102,851)
Accumulated other comprehensive loss	(1,659)	—	(1,659)
Total shareholders' equity	56,790	(11,806)	44,984
TOTAL LIABILITIES AND EQUITY	$223,557	$(3,738)	$219,819

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)
	Three months ended March 31, 2024
	As Reported	Adjustment	As Restated

Revenues (i) (ii)
Product	$37,445	$4,733	$42,178
Subscriptions and services	4,892	—	4,892
Total revenues	42,337	4,733	47,070
Cost of revenues (ii) (ii) (iv)
Product	31,448	(589)	30,859
Subscriptions and services	2,204	—	2,204
Total cost of revenues	33,652	(589)	33,063
Gross profit
Product	5,997	5,322	11,319
Subscriptions and services	2,688	—	2,688
Total Gross profit	8,685	5,322	14,007
Operating expenses
Research and development	10,799	—	10,799
Sales and marketing	9,721	—	9,721
General and administrative (iii)	7,510	(76)	7,434
Depreciation and amortization	1,633	—	1,633
Impairment	—	—	—
Total operating expenses	29,663	(76)	29,587
Operating loss	(20,978)	5,398	(15,580)
Interest expense, net	881	—	881
Other expense, net	59	—	59
Loss before income taxes	(21,918)	5,398	(16,520)
Provision for income taxes (vii)	4,529	(2,601)	1,928
Net loss	$(26,447)	$7,999	$(18,448)

Loss per share
Basic	$(0.95)	$0.29	$(0.66)
Diluted	$(0.95)	$0.29	$(0.66)
Weighted-average number of shares outstanding to compute net loss per share
Basic	27,849,604	—	27,849,604
Diluted	27,849,604	—	27,849,604
Comprehensive loss
Net loss	$(26,447)	$7,999	$(18,448)
Foreign currency translation adjustment	(44)	—	(44)
Comprehensive loss	$(26,491)	$7,999	$(18,492)

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
	Three months ended March 31, 2024
	As Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss (i) (ii) (iii) (iv) (vii) (b)	$(26,447)	$7,999	$(18,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,149	—	1,149
Amortization of software and intangible assets	1,387	—	1,387
Amortization of deferred debt issuance costs	77	—	77
Share-based compensation	2,586	—	2,586
Deferred income taxes (vii)	3,694	(2,234)	1,460
Provision for inventory excess and obsolescence (iv)	6,175	(1,024)	5,151
Provision for estimated credit losses (iii)	577	92	669
Other	110	—	110
Change in assets and liabilities:
Receivables (i) (iii)	2,385	(1,417)	968
Inventories	5,110	—	5,110
Prepaid expenses (vii)	(6,161)	891	(5,270)
Income taxes receivable (b)	—	(56)	(56)
Accounts payable (b) (d)	(3,581)	912	(2,669)
Accrued employee compensation (b)	(1,018)	82	(936)
Accrued liabilities (i) (vii) (b)	(1,571)	(716)	(2,287)
Other assets and liabilities (iv) (viii)	(119)	(4,764)	(4,883)
Net cash used in operating activities	(15,647)	(235)	(15,882)

Cash flows from investing activities:
Purchases of property and equipment (d)	(1,767)	235	(1,532)
Purchases of software	(1,250)	—	(1,250)
Net cash used in investing activities	(3,017)	235	(2,782)

Cash flows from financing activities:
Proceeds from issuance of revolver debt	40,000	—	40,000
Repayment of term loan	(1,313)	—	(1,313)
Taxes paid from shares withheld	(15)	—	(15)
Net cash used in financing activities	38,672	—	38,672
Effect of exchange rate on cash	(7)	—	(7)
Net decrease in cash	20,001	—	20,001
Cash, beginning of period	18,710	—	18,710
Cash, end of period	$38,711	$—	$38,711

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$4,923	$—	$4,923
Interest paid	$1,840	$—	$1,840

Non-cash investing and financing activities:
Increase in property, equipment and software unpaid or accrued in liabilities (d)	$244	$235	$479

The impact of the restatement on the Affected Quarterly Period as of and for the three and six month periods ended June 30, 2024 is presented in the following tables:

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)
	As of June 30, 2024
	As Reported	Adjustment	As Restated

ASSETS
Current assets
Cash	$42,574	$—	$42,574
Receivables, net of allowance for credit losses of $3,444 (iii) (b) (c)	56,680	(7,860)	48,820
Inventories, net (ii) (iv) (b)	49,969	3,244	53,213
Income taxes receivable	4,651	2	4,653
Prepaid expenses (viii) (b)	12,057	(6,104)	5,953
Other current assets (ii) (b)	6,236	(93)	6,143
Total current assets	172,167	(10,811)	161,356
Noncurrent assets
Property and equipment, net	14,978	—	14,978
Software, net	12,989	—	12,989
Operating lease right-of-use assets	6,931	—	6,931
Intangible assets, net	6,926	—	6,926
Goodwill	9,842	—	9,842
Other noncurrent assets (viii) (b)	1,258	6,778	8,036
TOTAL ASSETS	$225,091	$(4,033)	$221,058
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$16,986	$—	$16,986
Accrued liabilities (i) (b) (c)	46,455	(10,573)	35,882
Employee compensation	4,303	—	4,303
Current portion of long-term debt, net	3,173	—	3,173
Deferred revenues	8,261	—	8,261
Other current liabilities (ii) (viii) (b)	10,114	6,106	16,220
Total current liabilities	89,292	(4,467)	84,825
Noncurrent liabilities
Long-term debt, net	65,685	—	65,685
Deferred revenues	10,338	—	10,338
Noncurrent operating lease liabilities	7,046	—	7,046
Deferred tax liabilities (vii)	—	1,520	1,520
Other noncurrent liabilities (viii) (b)	1,766	15,823	17,589
Total liabilities	174,127	12,876	187,003
Commitments and contingencies (Note 14)
Shareholders' equity
Share capital; $0.0001 par value; 500,000,000 shares authorized; 28,478,209 shares issued and 28,208,596 outstanding	3	—	3
Additional paid in capital	158,578	—	158,578
Treasury shares, at cost, 269,613 shares	(5,660)	—	(5,660)
Accumulated deficit (i) (ii) (iii) (iv) (v) (vii) (b)	(100,188)	(16,909)	(117,097)
Accumulated other comprehensive loss	(1,769)	—	(1,769)
Total shareholders' equity	50,964	(16,909)	34,055
TOTAL LIABILITIES AND EQUITY	$225,091	$(4,033)	$221,058

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)
	Three Months ended June 30, 2024
	As Reported	Adjustment	As Restated

Revenues (i) (ii)
Product	$41,147	$(713)	$40,434
Subscriptions and services	4,799	—	4,799
Total revenues	45,946	(713)	45,233
Cost of revenues (ii) (ii) (iv)
Product	29,696	(1,009)	28,687
Subscriptions and services	1,840	—	1,840
Total cost of revenues	31,536	(1,009)	30,527
Gross profit
Product	11,451	296	11,747
Subscriptions and services	2,959	—	2,959
Total Gross profit	14,410	296	14,706
Operating expenses
Research and development	9,149	—	9,149
Sales and marketing	9,706	—	9,706
General and administrative (iii)	5,988	484	6,472
Depreciation and amortization	1,669	—	1,669
Impairment	—	—	—
Total operating expenses	26,512	484	26,996
Operating loss	(12,102)	(188)	(12,290)
Interest expense, net (b)	1,304	92	1,396
Other expense, net	3	—	3
Loss before income taxes	(13,409)	(280)	(13,689)
(Benefit) provision for income taxes (vii)	(4,266)	4,823	557
Net loss	$(9,143)	$(5,103)	$(14,246)

Loss per share
Basic	$(0.33)	$(0.18)	$(0.51)
Diluted	$(0.33)	$(0.18)	$(0.51)
Weighted-average number of shares outstanding to compute net loss per share
Basic	27,902,956	—	27,902,956
Diluted	27,902,956	—	27,902,956
Comprehensive loss
Net loss	$(9,143)	$(5,103)	$(14,246)
Foreign currency translation adjustment	(110)	—	(110)
Comprehensive loss	$(9,253)	$(5,103)	$(14,356)

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)
	Six months ended June 30, 2024
	As Reported	Adjustment	As Restated

Revenues (i) (ii)
Product	$78,592	$4,020	$82,612
Subscriptions and services	9,691	—	9,691
Total revenues	88,283	4,020	92,303
Cost of revenues (ii) (ii) (iv)
Product	61,144	(1,598)	59,546
Subscriptions and services	4,044	—	4,044
Total cost of revenues	65,188	(1,598)	63,590
Gross profit
Product	17,448	5,618	23,066
Subscriptions and services	5,647	—	5,647
Total Gross profit	23,095	5,618	28,713
Operating expenses
Research and development	19,948	—	19,948
Sales and marketing	19,427	—	19,427
General and administrative (iii)	13,498	408	13,906
Depreciation and amortization	3,302	—	3,302
Impairment	—	—	—
Total operating expenses	56,175	408	56,583
Operating loss	(33,080)	5,210	(27,870)
Interest expense, net (b)	2,185	92	2,277
Other expense, net	62	—	62
Loss before income taxes	(35,327)	5,118	(30,209)
Provision for income taxes (vii)	263	2,222	2,485
Net loss	$(35,590)	$2,896	$(32,694)

Loss per share
Basic	$(1.28)	$0.10	$(1.17)
Diluted	$(1.28)	$0.10	$(1.17)
Weighted-average number of shares outstanding to compute net loss per share
Basic	27,876,280	—	27,876,280
Diluted	27,876,280	—	27,876,280
Comprehensive loss
Net loss	$(35,590)	$2,896	$(32,694)
Foreign currency translation adjustment	(154)	—	(154)
Comprehensive loss	$(35,744)	$2,896	$(32,848)

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
	Six months ended June 30, 2024
	As Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss (i) (ii) (iii) (iv) (vii) (b)	$(35,590)	$2,896	$(32,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,324	—	2,324
Amortization of software and intangible assets	2,796	—	2,796
Amortization of deferred debt issuance costs	155	—	155
Share-based compensation	5,147	—	5,147
Deferred income taxes (vii)	3,694	(2,174)	1,520
Provision for inventory excess and obsolescence (iv)	8,559	(2,044)	6,515
Provision for estimated credit losses (iii)	281	612	893
Other	163	—	163
Change in assets and liabilities:
Receivables (i) (iii)	4,059	96	4,155
Inventories	8,350	—	8,350
Prepaid expenses (vii)	(5,477)	3,976	(1,501)
Income taxes receivable	(4,431)	(2)	(4,433)
Accounts payable (d)	(2,732)	(235)	(2,967)
Accrued employee compensation (b)	(631)	83	(548)
Accrued liabilities (i) (vii)	2,509	(3,515)	(1,006)
Other assets and liabilities (iv) (viii)	(2,422)	72	(2,350)
Net cash used in operating activities	(13,246)	(235)	(13,481)

Cash flows from investing activities:
Purchases of property and equipment (d)	(4,081)	235	(3,846)
Purchases of software	(3,106)	—	(3,106)
Net cash used in investing activities	(7,187)	235	(6,952)

Cash flows from financing activities:
Proceeds from issuance of revolver debt	45,000	—	45,000
Repayment of term loan	(1,313)	—	(1,313)
Issuance of ordinary shares under ESPP	663	—	663
Taxes paid from shares withheld	(32)	—	(32)
Net provided by financing activities	44,318	—	44,318
Effect of exchange rate on cash	(21)	—	(21)
Net increase in cash	23,864	—	23,864
Cash, beginning of period	18,710	—	18,710
Cash, end of period	$42,574	$—	$42,574

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$2,347	$—	$2,347
Interest paid	$1,952	$—	$1,952

Non-cash investing and financing activities:
Increase in property, equipment and software unpaid or accrued in liabilities (d)	$290	$235	$525
Debt issuance costs incurred but not yet paid (b)	$275	$(275)	$—

The impact of the restatement on the Affected Quarterly Period as of and for the three and nine month periods ended September 30, 2024 is presented in the following tables:

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED BALANCE SHEET
(In thousands)
(Unaudited)
	As of September 30, 2024
	As Reported	Adjustment	As Restated

ASSETS
Current assets
Cash	$46,491	$—	$46,491
Receivables, net of allowance for credit losses of $3,590 (iii) (b) (c)	57,275	(7,814)	49,461
Inventories, net (ii) (iv) (b)	42,980	4,628	47,608
Income taxes receivable	1,118	1	1,119
Prepaid expenses (viii) (b)	15,928	(8,331)	7,597
Other current assets (ii) (b)	7,389	(1,182)	6,207
Total current assets	171,181	(12,698)	158,483
Noncurrent assets
Property and equipment, net (viii)	13,957	(8,849)	5,108
Software, net (viii)	13,387	(505)	12,882
Operating lease right-of-use assets (viii)	6,708	(100)	6,608
Intangible assets, net (viii)	6,551	(6,551)	—
Goodwill (viii)	9,842	(8,968)	874
Other noncurrent assets (viii) (b)	983	9,394	10,377
TOTAL ASSETS	$222,609	$(28,277)	$194,332
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities
Accounts payable	$19,619	$—	$19,619
Accrued liabilities (i) (b) (c)	46,138	(10,316)	35,822
Employee compensation	3,894	—	3,894
Current portion of long-term debt, net	67,577	—	67,577
Deferred revenues	8,967	—	8,967
Other current liabilities (ii) (viii) (b)	9,866	5,793	15,659
Total current liabilities	156,061	(4,523)	151,538
Noncurrent liabilities
Deferred revenues	11,761	—	11,761
Noncurrent operating lease liabilities	9,332	—	9,332
Deferred tax liabilities (vii)	—	1,401	1,401
Other noncurrent liabilities (viii) (b)	1,825	16,604	18,429
Total liabilities	178,979	13,482	192,461
Commitments and contingencies (Note 14)
Shareholders' equity (deficit)
Share capital; $0.0001 par value; 500,000,000 shares authorized; 28,513,294 shares issued and 28,241,507 outstanding	3	—	3
Additional paid in capital	160,958	—	160,958
Treasury shares, at cost, 271,787 shares	(5,664)	—	(5,664)
Accumulated deficit (i) (ii) (iii) (iv) (v) (vi) (vii) (b)	(109,864)	(41,759)	(151,623)
Accumulated other comprehensive loss	(1,803)	—	(1,803)
Total shareholders' equity (deficit)	43,630	(41,759)	1,871
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$222,609	$(28,277)	$194,332

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)
	Three months ended September 30, 2024
	As Reported	Adjustment	As Restated

Revenues (i) (ii)
Product	$38,768	$942	$39,710
Subscriptions and services	4,958	—	4,958
Total revenues	43,726	942	44,668
Cost of revenues (ii) (ii) (iv)
Product	24,349	(1,083)	23,266
Subscriptions and services	1,932	—	1,932
Total cost of revenues	26,281	(1,083)	25,198
Gross profit
Product	14,419	2,025	16,444
Subscriptions and services	3,026	—	3,026
Total Gross profit	17,445	2,025	19,470
Operating expenses
Research and development	9,275	—	9,275
Sales and marketing	8,398	—	8,398
General and administrative (iii)	6,149	91	6,240
Depreciation and amortization	1,682	—	1,682
Impairment	—	24,973	24,973
Total operating expenses	25,504	25,064	50,568
Operating loss	(8,059)	(23,039)	(31,098)
Interest expense, net (b)	1,403	299	1,702
Other expense, net	8	—	8
Loss before income taxes	(9,470)	(23,338)	(32,808)
Provision for income taxes (vii)	206	1,512	1,718
Net loss	$(9,676)	$(24,850)	$(34,526)

Loss per share
Basic	$(0.34)	$(0.88)	$(1.22)
Diluted	$(0.34)	$(0.88)	$(1.22)
Weighted-average number of shares outstanding to compute net loss per share
Basic	28,217,453	—	28,217,453
Diluted	28,217,453	—	28,217,453
Comprehensive loss
Net loss	$(9,676)	$(24,850)	$(34,526)
Foreign currency translation adjustment	(34)	—	(34)
Comprehensive loss	$(9,710)	$(24,850)	$(34,560)

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)
	Nine months ended September 30, 2024
	As Reported	Adjustment	As Restated

Revenues (i) (ii)
Product	$117,360	$4,962	$122,322
Subscriptions and services	14,649	—	14,649
Total revenues	132,009	4,962	136,971
Cost of revenues (ii) (ii) (iv)
Product	85,493	(2,681)	82,812
Subscriptions and services	5,976	—	5,976
Total cost of revenues	91,469	(2,681)	88,788
Gross profit
Product	31,867	7,643	39,510
Subscriptions and services	8,673	—	8,673
Total Gross profit	40,540	7,643	48,183
Operating expenses
Research and development	29,223	—	29,223
Sales and marketing	27,825	—	27,825
General and administrative (iii)	19,647	499	20,146
Depreciation and amortization	4,984	—	4,984
Impairment (viii)	—	24,973	24,973
Total operating expenses	81,679	25,472	107,151
Operating loss	(41,139)	(17,829)	(58,968)
Interest expense, net (b)	3,588	391	3,979
Other expense, net	70	—	70
Loss before income taxes	(44,797)	(18,220)	(63,017)
Provision for income taxes (vii)	469	3,734	4,203
Net loss	$(45,266)	$(21,954)	$(67,220)

Loss per share
Basic	$(1.62)	$(0.78)	$(2.40)
Diluted	$(1.62)	$(0.78)	$(2.40)
Weighted-average number of shares outstanding to compute net loss per share
Basic	27,990,835	—	27,990,835
Diluted	27,990,835	—	27,990,835
Comprehensive loss
Net loss	$(45,266)	$(21,954)	$(67,220)
Foreign currency translation adjustment	(188)	—	(188)
Comprehensive loss	$(45,454)	$(21,954)	$(67,408)

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine months ended September 30, 2024
	As Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss (i) (ii) (iii) (iv) (vii) (viii) (b)	$(45,266)	$(21,954)	$(67,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,511	—	3,511
Amortization of software and intangible assets	4,305	—	4,305
Amortization of deferred debt issuance costs	235	—	235
Share-based compensation	7,642	—	7,642
Deferred income taxes (vii)	3,694	(2,293)	1,401
Provision for inventory excess and obsolescence (iv)	9,286	(3,428)	5,858
Provision for estimated credit losses (iii)	219	820	1,039
Impairment of goodwill (viii)	—	8,968	8,968
Impairment of customer relationship intangible (viii)	—	6,551	6,551
Impairment of software (viii)	—	505	505
Impairment of property and equipment (viii)	—	8,849	8,849
Impairment of right-of-use operating lease assets (viii)	—	100	100
Other	120	—	120
Change in assets and liabilities:
Receivables (i) (iii)	3,784	646	4,430
Inventories	14,612	—	14,612
Prepaid expenses (vii)	(9,349)	6,203	(3,146)
Income taxes receivable	(900)	(1)	(901)
Accounts payable (d)	1,675	(235)	1,440
Accrued employee compensation (b)	(1,078)	78	(1,000)
Accrued liabilities (i) (vii)	2,065	(4,012)	(1,947)
Other assets and liabilities (iv) (viii)	1,096	(1,032)	64
Net cash used in operating activities	(4,349)	(235)	(4,584)

Cash flows from investing activities:
Purchases of property and equipment (d)	(6,209)	235	(5,974)
Purchases of software	(4,640)	—	(4,640)
Net cash used in investing activities	(10,849)	235	(10,614)

Cash flows from financing activities:
Proceeds from issuance of revolver debt	45,000	—	45,000
Repayment of term loan	(2,625)	—	(2,625)
Issuance of ordinary shares under ESPP	663	—	663
Taxes paid from shares withheld	(38)	—	(38)
Net cash provided by financing activities	43,000	—	43,000
Effect of exchange rate on cash	(21)	—	(21)
Net increase in cash	27,781	—	27,781
Cash, beginning of period	18,710	—	18,710
Cash, end of period	$46,491	$—	$46,491

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$(972)	$—	$(972)
Interest paid	$4,021	$—	$4,021

Non-cash investing and financing activities:
Increase (decrease) in property, equipment and software unpaid or accrued in liabilities (d)	$1,666	$(3,097)	$(1,431)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$115	$—	$115
Debt issuance costs incurred but not yet paid (b)	$325	$(325)	$—

Note 20. Subsequent events

Corporate Restructuring

On February 24, 2025, the Company approved a corporate restructuring plan designed to reduce operating costs including a reduction in the Company's workforce and other cost savings initiatives. The decision to execute the plan was made to better align Cambium's cost structure and business activities with the weaker market demand it has been experiencing and to take active measures to accelerate its margin recovery. Through December 31, 2025, the Company incurred charges under the plan, mostly for severance payments of $1.8 million. Through December 31, 2025, the Company paid all $1.8 million.

Credit Agreement Default

The Company continues to be out of compliance with financial and other covenants under the Amended Credit Agreement with Bank of America, and such defaults continued through 2025 and are expected to continue through 2026. In addition, the Company ceased payment of required quarterly principal and periodic interest on the term loan facility and quarterly interest on the revolving credit facility as of June 2025, providing an additional payment default under the Amended Credit Agreement. Although such defaults afford the lender the right to declare the amounts outstanding immediately due and payable, the Company continues to have regular discussions with the lender. If the lender were to accelerate the maturity of the Company's indebtedness under the Amended Credit Agreement, the Company would not be able to repay the debt, and therefore, there is substantial uncertainty the Company would be able to continue as a going concern. Absent acceleration, the Amended Credit Agreement reaches maturity on November 17, 2026. Absent an infusion of capital from financing or divestiture, the Company will be unable to repay the indebtedness under the Credit Agreement when it comes due. Refer to Note 7. Debt, for additional information.

Nasdaq Noncompliance

On March 25, 2026, the Company received a written notice that the Nasdaq Hearings Panel (the “Hearings Panel”) had determined to delist the Company's ordinary shares from The Nasdaq Global Market due to the Company's failure to comply with the terms of the Hearings Panel's prior decision. Trading in the Company's ordinary shares was suspended at the open of trading on March 27, 2026. Trading in the Company's ordinary shares under the symbol "CMBMF" on the OTC Expert Market began on March 30, 2026.

The Company had previously received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) on April 10, 2025, notifying the Company that, it had failed to comply with the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). The Company received additional deficiency letters from the Staff on April 16, 2025, May 22, 2025, August 25, 2025 and November 25, 2025, notifying the Company that it was not in compliance with the requirements of Nasdaq Listing Rule 5250(c)(1) (the "Filing Rule") for failure to timely file its Form 10-K for the year ended December 31, 2024 and its Quarterly reports on Form 10-Q for the periods ended March 31, 2025, June 30, 2025 and September 30, 2025, respectively (the “Delinquent Filing”).

On November 11, 2025, the Company presented its plan of compliance before the Nasdaq Hearings Panel and requested a continued stay of its delisting pending achieving full compliance by filing the Delinquent Filings within the time requested under the plan of compliance. On December 3, 2025, the Company received a decision (the “Decision Letter”) from the Hearings Panel granting the Company’s request for continued listing of the Company’s ordinary shares, subject to the Company demonstrating compliance with the Bid Price Rule and the Filing Rule, on or before April 16, 2026, but subject to interim filing dates as set forth in the decision.

On December 12, 2025, the Company received a partial compliance letter from the Hearings Panel confirming the Company is in compliance with the Bid Price Rule, although it remained non-compliant with the Filing Rule.

On January 9, 2026, the Company received a further determination letter stating that because the Company did not hold an annual meeting of shareholders within twelve months from the Company's prior fiscal year end as required by Nasdaq Listing Rule 5620(a), the resulting non-compliance serves as an additional basis for delisting the Company's securities.

The Company was unable to meet the interim filing deadlines set forth in the Decision Letter, and requested extensions to the February 6, 2026 interim deadline, with additional extensions requested to March 16, 2026 and to March 23, 2026 were granted by the Hearing Panel.