Form 10-Q
period 2025-03-31
Cambium Networks Corp
filed 2026-04-30
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

* As previously disclosed on March 26, 2026, following receipt of a delisting notice from The Nasdaq Stock Market LLC, trading in the Company's ordinary shares on the Nasdaq Global Market was suspended on March 27, 2026 and on March 30, 2026, the Company's ordinary shares commenced trading on the OTC Experts Market under the symbol "CMBMF".

As of April 23, 2026, the registrant had 29,031,302 ordinary shares, $0.0001 par value per share, outstanding.

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

In some cases, forward-looking statements may be identified by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, they should not be relied upon as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:

•
our ability to regain the listing of our ordinary shares on the Nasdaq Stock Market;
•
the unpredictability of our operating results;
•
the impact of material weaknesses in and our ability to maintain an effective system of internal controls, produce timely and accurate financial statements or comply with applicable regulations;
•
our ability to successfully regain compliance with or obtain a waiver of compliance with the financial covenants under our secured credit facilities;
•
the sufficiency of our cash resources;
•
our ability to predict and respond to emerging technological trends and network operators' changing needs;
•
our ability to forecast future demand for our products;
•
our ability to manage inventory and the risk of excess or obsolete inventory in our channel;
•
the impact of competitive pressures on the development of new products;
•
risks caused by political tensions around the world including wars in Ukraine, Iran, as well as tensions between the United States and China and events in Israel, Gaza and the Middle East;
•
the impact of tariffs or other regulatory changes imposed by the United States or other countries on imports;
•
the strength of the United States dollar and the impact of currency fluctuations on the cost of our products globally;
•
unfavorable economic conditions, both domestically and in our foreign markets, including the risk of global or localized recessions;
•
the ability of our suppliers to acquire components required to build our products as well as the impact of supply shortages, extended lead times or changes in supply of components and other parts required to manufacture our products;
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
•
the impact of actual or threatened health epidemics and other outbreaks; and
•
our reliance on the availability of third-party licenses.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

ii

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Cambium Networks Corporation

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,	March 31,
	2024	2025
		(unaudited)
ASSETS
Current assets
Cash	$34,925	$27,808
Receivables, net of allowance for credit losses of $3,402 and $3,375	40,405	35,624
Inventories, net	41,990	37,541
Income taxes receivable	1,369	1,006
Prepaid expenses	11,667	12,427
Other current assets	6,182	5,816
Total current assets	136,538	120,222
Noncurrent assets
Property and equipment, net	4,426	4,753
Software, net	11,992	12,535
Operating lease right-of-use assets	6,254	5,941
Goodwill	874	874
Other noncurrent assets	13,644	14,961
TOTAL ASSETS	$173,728	$159,286
LIABILITIES AND DEFICIT
Current liabilities
Accounts payable	$16,487	$13,002
Accrued liabilities	30,980	34,781
Employee compensation	3,755	2,983
Current portion of long-term debt, net	67,639	66,965
Deferred revenues	8,616	7,824
Other current liabilities	8,434	7,996
Total current liabilities	135,911	133,551
Noncurrent liabilities
Deferred revenues	12,182	12,443
Noncurrent operating lease liabilities	8,942	8,630
Deferred tax liabilities, net	1,508	1,508
Other noncurrent liabilities	18,422	16,272
Total liabilities	176,965	172,404
Commitments and contingencies (Note 12)
Shareholders' deficit
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2024 and March 31, 2025; 28,885,152 shares issued and 28,612,181 outstanding at December 31, 2024 and 28,991,293 shares issued and 28,689,754 outstanding at March 31, 2025	3	3
Additional paid in capital	163,441	165,518
Treasury shares, at cost, 272,971 shares at December 31, 2024 and 301,539 shares at March 31, 2025	(5,665)	(5,688)
Accumulated deficit	(158,855)	(170,871)
Accumulated other comprehensive loss	(2,161)	(2,080)
Total shareholders' deficit	(3,237)	(13,118)
TOTAL LIABILITIES AND DEFICIT	$173,728	$159,286

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cambium Networks Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended March 31,
	2024	2025
	(As Restated)
Revenues:
Product	$42,178	$29,127
Subscriptions and services	4,892	4,615
Total revenues	47,070	33,742
Cost of revenues:
Product	30,859	16,912
Subscriptions and services	2,204	2,219
Total cost of revenue	33,063	19,131
Gross profit:
Product	11,319	12,215
Subscriptions and services	2,688	2,396
Total gross profit	14,007	14,611
Operating expenses
Research and development	10,799	9,355
Sales and marketing	9,721	8,418
General and administrative	7,434	6,305
Depreciation and amortization	1,633	137
Total operating expenses	29,587	24,215
Operating loss	(15,580)	(9,604)
Interest expense, net	881	1,971
Other expense, net	59	63
Loss before income taxes	(16,520)	(11,638)
Provision for income taxes	1,928	378
Net loss	$(18,448)	$(12,016)

Loss per share
Basic	$(0.66)	$(0.42)
Diluted	$(0.66)	$(0.42)
Weighted-average number of shares outstanding to compute net loss per share
Basic	27,849,604	28,628,651
Diluted	27,849,604	28,628,651
Comprehensive loss
Net loss	$(18,448)	$(12,016)
Foreign currency translation adjustment	(44)	81
Comprehensive loss	$(18,492)	$(11,935)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cambium Networks Corporation

Consolidated Statements of Shareholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Three Months Ended March 31, 2024
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2023 (As Restated)	27,835	$3	$152,768	$(5,624)	$(84,403)	$(1,615)	$61,129
Net loss (As Restated)	—	—	—	—	(18,448)	—	(18,448)
Share-based compensation	—	—	2,369	—	—	—	2,369
Issuance of vested shares	63	—	—	—	—	—	—
Treasury shares withheld for net settlement	(5)	—	—	(22)	—	—	(22)
Foreign currency translation	—	—	—	—	—	(44)	(44)
Balance at March 31, 2024 (As Restated)	27,893	$3	$155,137	$(5,646)	$(102,851)	$(1,659)	$44,984

	Three Months Ended March 31, 2025
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' deficit
Balance at December 31, 2024	28,612	$3	$163,441	$(5,665)	$(158,855)	$(2,161)	$(3,237)
Net loss	—	—	—	—	(12,016)	—	(12,016)
Share-based compensation	—	—	2,077	—	—	—	2,077
Issuance of vested shares	106	—	—	—	—	—	—
Treasury shares withheld for net settlement	(28)	—	—	(23)	—	—	(23)
Foreign currency translation	—	—	—	—	—	81	81
Balance at March 31, 2025	28,690	$3	$165,518	$(5,688)	$(170,871)	$(2,080)	$(13,118)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cambium Networks Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2025
	(As Restated)
Cash flows from operating activities:
Net loss	$(18,448)	$(12,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,149	118
Amortization of software and intangible assets	1,387	890
Amortization of deferred debt issuance costs	77	30
Share-based compensation	2,586	2,077
Deferred income taxes	1,460	—
Provision for inventory excess and obsolescence	5,151	(1,436)
Provision for estimated credit losses	669	(27)
Other	110	(58)
Change in assets and liabilities:
Receivables	968	7,013
Inventories	5,110	5,885
Prepaid expenses	(5,270)	(756)
Income taxes receivable	(56)	363
Accounts payable	(2,669)	(3,486)
Accrued employee compensation	(936)	(777)
Accrued liabilities	(2,287)	1,594
Other assets and liabilities	(4,883)	(4,237)
Net cash used in operating activities	(15,882)	(4,823)
Cash flows from investing activities:
Purchases of property and equipment	(1,532)	(217)
Purchases of software	(1,250)	(1,434)
Net cash used in investing activities	(2,782)	(1,651)
Cash flows from financing activities:
Proceeds from borrowing on revolver	40,000	—
Repayment of term loan	(1,313)	(656)
Taxes paid from shares withheld	(15)	(8)
Net cash provided by (used in) financing activities	38,672	(664)
Effect of exchange rate on cash	(7)	21
Net increase (decrease) in cash	20,001	(7,117)
Cash, beginning of period	18,710	34,925
Cash, end of period	$38,711	$27,808

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$116	$(2)
Interest paid	$1,030	$1,910

Non-cash investing and financing activities:
Increase (decrease) in property, equipment and software unpaid or accrued in liabilities	$479	$(3)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cambium Networks Corporation

Notes to Unaudited Consolidated Financial Statements

Note 1. Business and significant accounting policies

Business

Cambium Networks Corporation (“Cambium” or “Cambium Networks” or the “Company”), incorporated under the laws of the Cayman Islands, is a holding company whose principal operating entities are Cambium Networks, Ltd. (UK), Cambium Networks, Inc. (USA), and Cambium Networks Private Limited (India). On June 26, 2019, the Company completed an Initial Public Offering and the Company's ordinary shares began trading on the Nasdaq Global Market. Trading in the Company's ordinary shares was suspended at the open of trading on March 27, 2026. Trading in the Company's ordinary shares under the symbol "CMBMF" on the OTC Experts Market began on March 30, 2026.

Cambium Networks Corporation and its wholly owned subsidiaries design, develop, and manufacture fixed wireless and PON/XGSPON based broadband, Wi-Fi, and local area networking ("LAN") switching infrastructure, and security gateway solutions for a wide range of applications, including broadband access, wireless backhaul, Internet of Things (IoT), public safety communication and Wi-Fi access. Cambium's products enable service providers, enterprises, industrial organizations and governments to deliver exceptional digital experiences and device connectivity, with compelling economics. The Company's ONE network platform simplifies the management of Cambium Networks' wired and wireless technologies. The Company's product lines fall into three broad, interrelated categories: Fixed Wireless and fiber Broadband ("FWB"), Enterprise Networking, and Subscriptions and Services.

Basis of Presentation and Restatement of previously issued unaudited consolidated financial statements

The unaudited consolidated financial statements include the accounts of Cambium Networks Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements as of March 31, 2025, and for the three-month periods ended March 31, 2024 and 2025, and the related notes are unaudited. The unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and, in the opinion of management, reflect all adjustments, which comprise only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2025 and results of operations for the three-month periods ended March 31, 2024 and 2025 and cash flows for the three-month periods ended March 31, 2024 and 2025. The consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in the Company’s Comprehensive Form 10-K filed with the SEC on April 7, 2026. The results of operations for the three-month period ended March 31, 2025 are not necessarily indicative of the operating results to be expected for the full year.

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

As of March 31, 2025, the Company was not in compliance with its quarterly fixed charge coverage ratio and quarterly consolidated leverage ratio covenants. These defaults continue through the remainder of 2025 and into 2026. Such defaults afford the lender the right to declare the amounts outstanding immediately due and payable, and although the Company continues regular discussions with the lender, it has not been able to obtain a waiver of the defaults, or otherwise refinance such indebtedness. If the lender were to accelerate the maturity of the Company's indebtedness under the Amended Credit Agreement, the Company would not be able to repay the debt, and therefore, there is substantial uncertainty the Company would be able to continue as a going concern. The Company's obligations under the Amended Credit Agreement mature and become due and payable on November 17, 2026, absent acceleration by the lender. As of March 31, 2025, the Company has made all required principal and interest payment obligations under the Amended Credit Agreement. Beginning in June 2025, the Company ceased making payment of principal and interest on the term loan and payment of interest on the revolving credit facility.

As the covenant violations afford the lender the right to declare the amounts outstanding immediately due and payable, the term loan facility and the associated debt issuance costs and the revolving credit facility are classified as a current liability and the deferred debt issuance costs associated with the revolving credit facility are classified as a current asset in the accompanying consolidated balance sheets as of December 31, 2024 and March 31, 2025. Please refer to Note 7. Debt, regarding the Company’s debt outstanding under its credit facilities with Bank of America.

The Company continues to take actions to improve its profitability and focus on operating efficiency and reducing discretionary spending, deferring capital expenditures and implementing cost reductions to align its cost structure with current and expected revenue levels.

Based on the Company's current forecast, it is projecting future noncompliance with its financial covenants through maturity of the debt in addition to the covenant noncompliance described above. If the lender were to accelerate the maturity of the Company's indebtedness under the Amended Credit Agreement, there is substantial uncertainty that the Company would be able to secure capital resources to repay the amounts due. Due to these uncertainties and given the debt matures on November 17, 2026, management concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

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

Update to Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in the 2024 Form 10-K, Part II, Item 8.

Recently issued accounting standards not yet adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose standard categories in the tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Adoption of this ASU should be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. The Company plans to adopt this ASU on a prospective basis during the year ended December 31, 2025. The adoption of this standard will not have a material impact on the Company's consolidated financial statements, but will result in incremental income tax disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission's ("SEC") Disclosure Update and Simplification Initiative. The amendments in this update require modification of certain disclosure and presentation requirements for a variety of ASU topics in response to the SEC's Release No. 33-10532. The effective date for each amended topic in the ASU is the date on which the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendment will be removed from the Codification and not become effective. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) -Disaggregation of Income Statement Expenses, which requires public entities to disclose within the footnotes to the financial statements, disaggregated information about certain income statement expense captions, including disclosure of the amounts included in each relevant expense caption. The amendment also requires that certain amounts that are already required to be disclosed under U.S. GAAP be included in the same disclosure as the other disaggregation requirements. The new guidance also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, this guidance should be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the adoption of this standard on the Company's financial statement disclosures.

Note 2. Restatement of previously issued unaudited interim consolidated financial statements

In connection with the preparation of its consolidated financial statements for the year ended December 31, 2024, the Company determined that its previously issued unaudited interim consolidated financial statements for the three-month period ended March 31, 2024 contained errors in the application of GAAP. The Company evaluated the corrections and determined that the related impacts were material to the previously filed unaudited interim consolidated financial statements and in consultation with the Audit Committee of the Company's Board of Directors, concluded that the unaudited consolidated financial statements for the three-month period ended March 31, 2024 should be restated to present the identified adjustments discussed below.

Background of Restatement

For the three-month period ended March 31, 2024, the Company did not appropriately (i) estimate variable consideration for customer incentives, (ii) estimate variable consideration for sales returns, (iii) estimate the allowance for credit losses, (iv) estimate excess and obsolete inventory, (v) timely recognize a valuation allowance on deferred tax assets and (vi) reclassify certain prepayments made to suppliers and loss on supplier commitments liability as current or non-current.

Additionally, as part of the restatement, for the three-month period ended March 31, 2024, the Company corrected for (b) previously identified uncorrected misstatements related to out-of-period adjustments, (c) previously recorded amounts reclassifying accounts receivable credit balances and (d) classification of property and equipment transactions on the statement of cash flows.

Effect of Restatement

The following table sets forth the effects of the restatement adjustments on revenue, loss before income taxes and net loss in the consolidated statements of operations and comprehensive loss for the three-month period ended March 31, 2024.

		For the three months ended March 31, 2024
		(Unaudited)
(in thousands)	Identifier in statement	Revenues	Loss before income taxes	Net loss
Previously reported		$42,337	$(21,918)	$(26,447)
Restatement adjustments:
Revenue adjustment - customer incentives	(i)	218	218	218
Revenue adjustment - sales returns	(ii)	4,515	3,957	3,957
Estimate for allowance for credit losses	(iii)	—	159	159
Estimate for excess and obsolete inventory	(iv)	—	2,421	2,421
Estimate for excess and obsolete inventory - non-standard contract	(iv)	—	(1,397)	(1,397)
Deferred tax adjustments	(v)	—	—	2,601
Prior period uncorrected misstatements and out of period adjustments	(b)	—	40	40
Net restatement adjustments		4,733	5,398	7,999
Restated		$47,070	$(16,520)	$(18,448)

The amounts are presented herein as originally reported in the previously issued financial statements for transparency and consistency. The restatement corrects these errors and reflects the appropriate adjustments.

The financial statement line items impacted by the respective adjustments are labeled in the tables below based on the identifiers from the paragraph above. Below are the Company's restated consolidated statement of operations and comprehensive loss and statement of cash flows with the adjustments for the three-month period ended March 31, 2024. The consolidated statement of shareholders' equity (deficit) has been excluded from the financial statement presentation below as it was only impacted by adjustments to net loss, which is presented below in the consolidated statement of operations and comprehensive loss.

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)
	Three months ended March 31, 2024
	As Reported	Adjustment	As Restated

Revenues (i) (ii)
Product	$37,445	$4,733	$42,178
Subscriptions and services	4,892	—	4,892
Total revenues	42,337	4,733	47,070
Cost of revenues (ii) (iii) (iv)
Product	31,448	(589)	30,859
Subscriptions and services	2,204	—	2,204
Total cost of revenues	33,652	(589)	33,063
Gross profit
Product	5,997	5,322	11,319
Subscriptions and services	2,688	—	2,688
Total Gross profit	8,685	5,322	14,007
Operating expenses
Research and development	10,799	—	10,799
Sales and marketing	9,721	—	9,721
General and administrative (iii) (b)	7,510	(76)	7,434
Depreciation and amortization	1,633	—	1,633
Impairment	—	—	—
Total operating expenses	29,663	(76)	29,587
Operating loss	(20,978)	5,398	(15,580)
Interest expense, net	881	—	881
Other expense, net	59	—	59
Loss before income taxes	(21,918)	5,398	(16,520)
Provision for income taxes (v)	4,529	(2,601)	1,928
Net loss	$(26,447)	$7,999	$(18,448)

Loss per share
Basic	$(0.95)	$0.29	$(0.66)
Diluted	$(0.95)	$0.29	$(0.66)
Weighted-average number of shares outstanding to compute net loss per share
Basic	27,849,604	—	27,849,604
Diluted	27,849,604	—	27,849,604
Comprehensive loss
Net loss	$(26,447)	$7,999	$(18,448)
Foreign currency translation adjustment	(44)	—	(44)
Comprehensive loss	$(26,491)	$7,999	$(18,492)

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
	Three months ended March 31, 2024
	As Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss (i) (ii) (iii) (iv) (v) (b)	$(26,447)	$7,999	$(18,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,149	—	1,149
Amortization of software and intangible assets	1,387	—	1,387
Amortization of deferred debt issuance costs	77	—	77
Share-based compensation	2,586	—	2,586
Deferred income taxes (v)	3,694	(2,234)	1,460
Provision for inventory excess and obsolescence (iv)	6,175	(1,024)	5,151
Provision for estimated credit losses (iii)	577	92	669
Other	110	—	110
Change in assets and liabilities:
Receivables (i) (iii) (c)	2,385	(1,417)	968
Inventories	5,110	—	5,110
Prepaid expenses (vi)	(6,161)	891	(5,270)
Income taxes receivable (b)	—	(56)	(56)
Accounts payable (b)	(3,581)	912	(2,669)
Accrued employee compensation (b)	(1,018)	82	(936)
Accrued liabilities (i) (b) (c)	(1,571)	(716)	(2,287)
Other assets and liabilities (ii) (v) (vi)	(119)	(4,764)	(4,883)
Net cash used in operating activities	(15,647)	(235)	(15,882)

Cash flows from investing activities:
Purchases of property and equipment (c)	(1,767)	235	(1,532)
Purchases of software	(1,250)	—	(1,250)
Net cash used in investing activities	(3,017)	235	(2,782)

Cash flows from financing activities:
Proceeds from issuance of revolver debt	40,000	—	40,000
Repayment of term loan	(1,313)	—	(1,313)
Taxes paid from shares withheld	(15)	—	(15)
Net cash used in financing activities	38,672	—	38,672
Effect of exchange rate on cash	(7)	—	(7)
Net decrease in cash	20,001	—	20,001
Cash, beginning of period	18,710	—	18,710
Cash, end of period	$38,711	$—	$38,711

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$116	$—	$116
Interest paid	$1,030	$—	$1,030

Non-cash investing and financing activities:
Increase in property, equipment and software unpaid or accrued in liabilities (c)	$244	$235	$479

Note 3. Balance sheet components

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	March 31,
	2024	2025
		(unaudited)
Finished goods	$60,657	$54,695
Raw materials	10,763	10,281
Gross inventory	71,420	64,976
Less: Excess and obsolescence reserve	(29,430)	(27,435)
Inventories, net	$41,990	$37,541

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, and market conditions and judgment about the anticipated future consumption and our ability to sell the inventory. At December 31, 2024 and March 31, 2025, excess and obsolescence reserves were $29.4 million and $27.4 million, respectively.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2024	2025
		(unaudited)
Accrued goods and services	$6,832	$8,292
Accrued loss on supplier commitments	1,634	1,625
Accrued inventory purchases	1,756	1,821
Accrued customer reserves	19,934	22,260
Other	824	783
Accrued liabilities	$30,980	$34,781

Accrued warranty

Provisions for warranty claims are primarily related to our hardware products and are recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Three Months Ended March 31,
	2024	2025
		(unaudited)
Beginning balance	$1,484	$1,443
Costs to service warranty	(14)	(20)
Provision (decrease) increase, net	(27)	194
Ending balance	$1,443	$1,617

At December 31, 2024, $1.3 million is included in Other current liabilities and $0.1 million is included in Other noncurrent liabilities on the Company's consolidated balance sheets. At March 31, 2025, $1.5 million is included in Other current liabilities and $0.1 million is included in Other noncurrent liabilities on the Company’s consolidated balance sheets.

Other noncurrent liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2024	2025
		(unaudited)
Accrued loss on supplier commitments	$16,784	$14,621
Accrued warranty	169	149
Other liabilities	1,469	1,502
Other noncurrent liabilities	$18,422	$16,272

Note 4. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	March 31,
	Useful Life	2024	2025
			(unaudited)
Equipment and tooling	5 years	$37,036	$32,567
Computer equipment	3 years	5,715	5,106
Furniture and fixtures	5 to 10 years	850	724
Leasehold improvements	2 to 13 years	5,426	2,243
Total cost		49,027	40,640
Less: Accumulated depreciation		(35,752)	(35,887)
Less: Impairment		(8,849)	—
Property and equipment, net		$4,426	$4,753

Total depreciation expense was $1.1 million and $0.1 million for the three-month periods ended March 31, 2024 and 2025, respectively.

As a result of the impairment triggers identified during the year ended December 31, 2024, the Company completed a quantitative assessment of the Company's long-lived assets for recoverability. Based on the quantitative assessment performed, management concluded that the assets were not recoverable. The Company completed a full review of its assets using the cost approach, considering economic obsolescence, and recorded an impairment charge of $8.8 million, consisting of $4.9 million for equipment and tooling, $3.2 million for leasehold improvements, $0.6 million for computer equipment and $0.1 million for furniture and fixtures. As of March 31, 2025, the asset costs reflect the impact of the impairment recorded in 2024.

Note 5. Software

Software consisted of the following (in thousands):

		December 31, 2024				March 31, 2025
						(unaudited)
	Useful Life	Gross carrying amount	Accumulated amortization	Impairment	Net balance	Gross carrying amount	Accumulated amortization	Net balance

Acquired software and Software for internal use	3 to 7 years	$16,943	$(16,104)	$(505)	$334	$16,491	$(16,141)	350
Software marketed for external sale	3 years	22,789	(10,569)	(562)	11,658	23,626	(11,441)	12,185
Total		$39,732	$(26,673)	$(1,067)	$11,992	$40,117	$(27,582)	$12,535

Amortization of acquired software and software for internal use is computed using the straight-line method over an estimated useful life of generally three to seven years. Amortization expense recognized on acquired software and software for internal use is reflected in Depreciation and amortization expense in the consolidated statements of operations and comprehensive loss. Amortization expense was $0.1 million and $20 thousand for the three-month periods ended March 31, 2024 and 2025, respectively.

Amortization expense recognized on software to be sold or marketed externally was $0.9 million for the three-month periods ended March 31, 2024 and 2025, and is included in cost of revenues in the consolidated statements of operations and comprehensive loss.

As a result of the impairment triggers identified during the year ended December 31, 2024, the Company completed a quantitative assessment on the Company's long-lived assets for recoverability. Based on quantitative assessment performed, management concluded that certain assets were not recoverable and recorded an impairment charge of $0.5 million against its software for internal use. As of March 31, 2025, the gross carrying amount of acquired software and software for internal use reflects the impact of the impairment.

At December 31, 2024, the Company completed the net realizable value test on its software marketed for external sale and identified one product where the net realizable value was below the unamortized capitalized costs of that product and recognized a $0.6 million impairment. As of March 31, 2025, the gross carrying amount of the software marketed for external sale reflects the impact of the impairment recognized.

Based on capitalized software assets at March 31, 2025, estimated amortization expense in future fiscal years is as follows (unaudited and in thousands):

Year ending December 31,	Acquired software and Software for internal use	Software marketed for external sale	Total
2025 (April - December)	222	2,586	2,808
2026	75	3,535	3,610
2027	53	3,074	3,127
2028	—	2,350	2,350
2029	—	640	640
Total amortization	$350	$12,185	$12,535

Note 6. Goodwill and intangible assets

There was no change in the carrying amount of goodwill or intangible assets during the three-month period ended March 31, 2025 (unaudited).

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

As of December 31, 2024 and March 31, 2025, the Company's single reporting unit had a negative carrying value and no further impairment of goodwill was recorded.

For the year ended December 31, 2024, the Company completed an assessment of the customer relationship intangible and determined that the fair value of its customer relationship intangible was negative and the entire value was impaired, resulting in an full impairment loss of $6.6 million.

Intangible assets amortization expense was $0.4 million for the three-month period ended March 31, 2024. As the customer relationship intangible asset was fully impaired as of December 31, 2024, there was no amortization expense for the three-month period ended March 31, 2025 (unaudited).

Note 7. Debt

At March 31, 2025, the Company had $22.1 million outstanding under its term loan facility and $45.0 million outstanding under its revolving credit facility. As of March 31, 2025, the Company had no availability left under its revolving credit facility (unaudited).

The following table reflects breakdown of the term loan and revolving credit facilities at December 31, 2024 and March 31, 2025 (in thousands):

	December 31,	March 31,
	2024	2025
		(unaudited)
Term loan facility	$22,781	$22,125
Revolving credit facility	45,000	45,000
Less: debt issuance costs on term loan facility	(142)	(160)
Total debt, net	67,639	66,965
Less: Current portion of long-term debt, net	(67,639)	(66,965)
Total Long-term debt, net	$—	$—

As of December 31, 2024, the effective interest rate on the term loan facility was 10.24%. As of March 31, 2025, the effective interest rate on the term loan facility was 10.24% (unaudited).

As of December 31, 2024, the weighted-average interest rate for borrowings outstanding under the revolving credit facility was 8.73%. As of March 31, 2025, the weighted-average interest rate for borrowings outstanding under the revolving credit facility was 8.98% (unaudited).

In addition to the interest charged on the term loan facility and the revolving credit facility, as a result of the covenant violation, the bank converted the term loan and revolving credit facilities to Base Rate loans on the default date and has imposed an additional 2% interest penalty on all outstanding amounts until the events of default are cured.

As of March 31, 2025, the Company has made all required quarterly principal and interest payments.

The maturity date of the Term Facility and the Revolving Facility, with all amounts outstanding, becoming due and payable in full, is November 17, 2026 (the “Maturity Date”).

Loan covenants and violations

The Amended Credit Agreement is subject to financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants. As of March 31, 2025, the Company was not in compliance with its quarterly consolidated fixed charge coverage ratio and consolidated leverage ratio covenants. These events of default afford Bank of America the right to declare the amounts immediately due and payable on the outstanding term loan principal amount of $22.1 million and the outstanding revolving credit facility amount of $45.0 million. Although the Company continues regular discussions with the lender to address its noncompliance of the covenants, it has been unable to obtain a waiver of the defaults from the lender, or otherwise refinance the indebtedness. There can be no assurances that the lender will provide a waiver and could declare the Company in default and accelerate all amounts due under the term loan facility and the revolving credit facility.

The term loan facility and revolving credit facility mature on November 17, 2026, however, the covenant violation gives the bank the right to require immediate payment of the outstanding amounts. Accordingly, the entire $22.1 million outstanding on the term loan facility and the $45.0 million outstanding under the revolving credit facility are classified as current and included in Current portion of long-term debt, net on the consolidated balance sheet as of March 31, 2025. Further, the $0.2 million of unamortized debt issuance costs associated with the term loan facility are classified as current and included in Current portion of long-term debt, net and $0.3 million of unamortized debt issuance costs associated with the revolving credit facility are classified as current and included in Other current assets on the consolidated balance sheet as of March 31, 2025. If the bank requires immediate repayment of the outstanding term loan facility and revolving credit facility, the Company would be required to write-off these unamortized debt issuance costs upon extinguishment of the debt (unaudited).

Interest expense

Net interest expense, including bank charges and amortization of debt issuance costs on the debt, was $0.9 million and $2.0 million for the three-month periods ended March 31, 2024 and 2025, respectively (unaudited). The increase in interest expense is mostly due to the increase in the interest rate and applicable margin on the term loan facility, the addition of interest expense on the revolving credit facility and the additional 2% penalty being assessed by the lender while the Company is in default.

Note 8. Employee benefit plans

The Company’s significant employee benefit plans currently consist of a defined contribution plan in the United States and a separate defined contribution plan in the UK. The Company does not offer any other elective postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. regular, full-time employees are eligible to participate in the Cambium Networks, Inc. 401(k) Plan, which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code. Under the Cambium Networks, Inc. 401(k) Plan, the Company contributes a dollar-for-dollar match of the first 4% an employee contributes to the plan. Employees are eligible to participate on the first day of the month following their date of hire and begin receiving company contributions three months after they become eligible to participate in the plan. Company matching contributions are made each pay period, but the funds to not vest until the employee's second anniversary of employment with the Company. Employees are always fully vested in their own contributions. All contributions, including the Company match, are made in cash and invested in accordance with the participants' investment elections. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $0.2 million and $0.3 million for the three-month periods ended March 31, 2024 and 2025, respectively (unaudited).

UK plan

Regular, full-time UK employees are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan. Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% and a company contribution rate of 5% of the employee’s basic salary. The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%. Company matching contributions vest immediately and employees are always vested in their own contributions. All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period. The total contributed by the Company under this plan was $0.1 million and $0.1 million for the three-month periods ended March 31, 2024 and 2025, respectively (unaudited).

Note 9. Shareholders' equity

2019 Share incentive plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the 2019 Share Incentive Plan (“2019 Plan”). The 2019 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted share awards (“RSAs”), restricted share units (“RSUs”), other share-based awards and performance awards. The share reserve under the 2019 Plan is automatically increased on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2020 and will continue until, and including, the fiscal year ending December 31, 2029. The number of shares added annually is equal to the lowest of 1,320,000 shares, 5% of the number of the Company’s shares outstanding on the first day of such fiscal year, or an amount determined by the Board of Directors. The Company added 1,320,000 shares to the 2019 Plan as of January 1, 2025, under this provision. Due to the Company's noncompliance with Nasdaq Listing Rule 5250(c)(1) (the "Filing Rule") for failure to timely file its Form 10-K for the year ended December 31, 2024, the Company was not able to register these additional shares during 2025 to be issued under the 2019 Plan.

The Company’s employees, officers, directors, consultants, and advisors are eligible to receive awards under the 2019 Plan. Incentive share options, however, may only be granted to the Company's employees.

Share-based compensation

The following table shows total share-based compensation expense for the three-month periods ended March 31, 2024 and 2025 (unaudited and in thousands):

	Three Months Ended March 31,
	2024	2025
Cost of revenues	$33	$55
Research and development	945	902
Sales and marketing	508	357
General and administrative	1,100	763
Total share-based compensation expense	$2,586	$2,077

Share options

The Company's time-based share options typically have a contractual term of ten years from grant date and typically vest over a four-year period. The Company recognizes compensation expense associated with its time-based share options on a straight-line basis over the requisite service period.

The following is a summary of option activity for the Company’s share incentive plans for the three-month period ended March 31, 2025 (unaudited):

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2024	5,418,312	$9.70	7.2	$—
Options granted	—	$—	—	$—
Options exercised	—	$—	—	$—
Options expired	(9,438)	$11.26	—	$—
Options forfeited	(21,375)	$4.28	—	$—
Outstanding at March 31, 2025	5,387,499	$9.72	6.9	$—
Options exercisable at March 31, 2025	3,191,157	$12.14	5.7	$—
Options vested and expected to vest at March 31, 2025	5,284,727	$9.81	6.9

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. There were no share options granted during the three-month period ended March 31, 2025.

The fair value of share options is estimated using the following weighted-average assumptions (unaudited):

	Three months ended March 31,
	2024	2025
Expected dividend yield	—	N/A
Risk-free interest rate	4.36%	N/A
Weighted-average expected volatility	71.9%	N/A
Expected term (in years)	5.8	N/A
Weighted average grant-date fair value per share of options granted	$2.82	N/A

At March 31, 2025, there was $8.0 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested time-based share option awards. The unrecognized share-based compensation expense is expected to be recognized through the second quarter of 2028 (unaudited).

Restricted shares

The Company's time-based RSUs typically vest over a four-year period. The Company recognizes compensation expense associated with its time-based RSUs on a straight-line basis over the four-year requisite service period.

The following is a summary of restricted shares activity for the Company’s share incentive plan for the three-month period ended March 31, 2025 (unaudited):

	Units	Weighted average grant date fair value
RSU balance at December 31, 2024 [1]	1,263,210	$5.29
RSUs granted	—	$—
RSUs vested	(106,141)	$10.26
RSUs forfeited [1]	(51,207)	$12.63
RSU balance at March 31, 2025 [1]	1,105,862	$4.47

1 Includes time-based RSUs and the performance-based RSUs for which a grant date has been established, as described below.

Of the 106,141 RSUs vested, the Company withheld 28,568 of those shares to pay the employees’ portion of the minimum payroll withholding taxes due at vesting.

The fair value of the RSUs is based on the fair value of the Company's ordinary shares on the grant date. There were no RSUs granted during the three-month period ended March 31, 2025.

As of March 31, 2025, there was $3.7 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested time-based restricted share units. The unrecognized compensation expense is expected to be recognized through the fourth quarter of 2028 (unaudited).

Performance-based share awards

In May 2023, performance-based share awards were awarded to select executive officers of the Company. The awards contained a performance-based vesting criteria and included 60,000 share options and 135,000 restricted share units. The performance-based awards had two separate annual performance periods, with 50% of the performance-based awards vesting over each of the annual performance periods ended on December 31, 2023 ("First Performance Period") and December 31, 2024 ("Second Performance Period") if the performance goal was met. If the performance goal for that performance period was not met, the performance-based awards did not vest and were forfeited. The performance goal was based on the Company's adjusted earnings per share, as publicly reported by the Company, for each performance period. The method used to measure the fair value of the performance-based awards is consistent with the methods used to measure the fair value of time-based share options and RSUs, as described above.

On January 29, 2024, the Compensation Committee determined the performance goals for the First Performance Period were not achieved and the total potential shares of 62,500 RSUs were forfeited (unaudited).

On February 4, 2025, the Compensation Committee determined the performance goals for the Second Performance Period were not achieved and the total potential shares of 37,500 RSUs were forfeited (unaudited).

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”). The ESPP was effective on June 25, 2019, and the initial offering period of six months commenced on January 1, 2021. The current offering period of six months commenced on July 1, 2024 and runs through December 31, 2024. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s ordinary shares on the first trading day of the offering period and the purchase date. The ESPP includes an annual increase to the shares available for sale on the first day of each fiscal year beginning in 2020, equal to the lesser of 275,000 shares, 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The Company added 275,000 shares to the ESPP as of January 1, 2025, under this provision. Due to the Company's noncompliance with the Filing Rule, the Company did not register any additional shares in 2025 for the ESPP. In addition, effective January 1, 2025, management temporarily suspended the ESPP program.

For the three-month period ended March 31, 2024, the Company recognized $0.2 million of share-based compensation expense related to the ESPP. The Company did not recognize share-based compensation expense related to the ESPP for the three-month period ended March 31, 2025 (unaudited).

Note 10. Loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted net earnings per share is computed using the treasury method by giving effect to all potentially dilutive ordinary share equivalents outstanding for the period. For purposes of this calculation, share options, RSUs, and ESPP awards are considered to be ordinary share equivalents but are excluded from the calculation of diluted loss per share when including them would have an anti-dilutive effect. Performance-based share awards are only included in the calculation of diluted loss per share if the performance metric would have been achieved as of March 31, 2025 if that had been the end of the contingency period. The following table sets forth the computation of basic and diluted net loss per share (unaudited and in thousands, except for share and per share data):

	Three Months Ended March 31,
	2024	2025

Numerator:
Net loss	$(18,448)	$(12,016)
Denominator:
Basic weighted average shares outstanding	27,849,604	28,628,651
Diluted weighted average shares outstanding	27,849,604	28,628,651
Net loss per share, basic	$(0.66)	$(0.42)
Net loss per share, diluted	$(0.66)	$(0.42)

In the computation of diluted loss per share for the three-month periods ended March 31, 2024 and 2025, the Company did not include any share equivalents because their inclusion would have been anti-dilutive (unaudited).

Note 11. Income taxes

Due to forecasting uncertainty for 2024 and 2025, the Company's provision for income taxes at March 31, 2024 and March 31, 2025 is based on the 3-month year-to-date actual results. The Company recorded a provision for income taxes of $1.9 million for the three-month period ended March 31, 2024 and a provision for income taxes of $0.4 million for the three-month period ended March 31, 2025, with an effective tax rate of (11.7)% and (3.2)%, respectively. For the three-month period ended March 31, 2024, the Company's effective tax rate of (11.7)% was different from the statutory rate of 21.0%, primarily due to establishment of a deferred tax liability on hypothetical withholding tax on non-permanent investment in subsidiaries. For the three-month period ended March 31, 2025, the Company’s effective tax rate of (3.2)% was different from the statutory rate of 21.0%, primarily due to an increase in the valuation allowance on the net deferred tax assets of the UK company, maintaining a full valuation allowance on the net deferred tax assets.

In applying the statutory tax rate in the effective income tax rate reconciliation, the Company used the statutory U.S. federal income tax rate of 21% rather than the Cayman Islands zero percent rate.

Note 12. Commitments and contingencies

In accordance with ASC 460, Guarantees, the Company recognizes the fair value for guarantee and indemnification arrangements it issues or modifies, if these arrangements are within the scope of authoritative accounting guidance. In addition, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications in order to identify if a loss has been incurred. If the Company determines it is probable that a loss has occurred, then any such estimated loss would be recognized under those guarantees and indemnifications and would be recognized in the Company’s consolidated statements of operations and comprehensive loss and corresponding consolidated balance sheets during that period.

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

Purchase commitments with contract manufacturers and suppliers

The Company purchases components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products and issue purchase orders for these products and services. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure inventory and components based upon criteria as defined by us, such as forecasted demand. The Company may be liable to purchase excess product or aged material from its suppliers following reasonable mitigation efforts. The Company establishes a loss on supplier commitments liability for all product the supplier has procured for which the Company does not expect it will sell. Such loss on purchase commitment liability is included in Accrued liabilities and Other noncurrent liabilities on the Company's consolidated balance sheets, based on the timing of when the liability is expected to be resolved.

Warranties

The Company offers a standard warranty on its products, with the term depending on the product, and records a liability for the estimated future costs associated with potential warranty claims. The Company’s responsibility under its standard warranty is the repair or replacement of in-warranty defective product, or to credit the purchase price of the defective product, at its discretion, without charge to the customer. The Company’s estimate of future warranty costs is largely based on historical experience factors including product failure rates, material usage, and service delivery cost incurred in correcting product failures. The standard warranty is included in either Other current liabilities or Other noncurrent liabilities on the Company's consolidated balance sheets, depending on the time period covered by the warranty. The Company also offers an extended warranty for purchase that represents a future performance obligation for the Company. The extended warranty is included in deferred revenues (both current and noncurrent) on the consolidated balance sheets and recognized on a straight-line basis over the term of the extended warranty. The warranty costs are reflected in the Services cost of revenues on the consolidated statements of operations and comprehensive loss.

Indemnification

The Company generally indemnifies its distributors against claims brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark or violates any other proprietary rights of that third party. Although the Company generally tries to limit the maximum amount of potential future liability under its indemnification obligations, in certain agreements this liability may be unlimited. The maximum potential amount of future payments the Company may be required to make under these indemnification agreements is not estimable. The Company did not make any payments under indemnification agreements for the three-months periods ended March 31, 2024 or 2025 (unaudited).

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

Note 13. Segment information

The Company operates in a single reportable segment providing fixed wireless broadband and Wi-Fi networking infrastructure solutions. This segment generates revenue primarily from the sale of hardware products, but also includes revenues from software products, extended warranty and subscription services.

In its operation of the business, management, including our chief operating decision maker (“CODM”) who is also our Chief Executive Officer (“CEO”), reviews financial information regularly at the consolidated level. Net loss is used as the metric for purposes of allocating resources and evaluating performance. The CODM monitors forecast versus actual net loss for purposes of determining the general health of the Company and assessing the performance of the Company as compared to management's expectations. The Company does not have any intra-entity sales or transfers. Significant expenses reviewed by the CODM include those that are presented in the consolidated statements of operations and comprehensive loss.

See Note 14. Revenues from contracts with customers for additional information about the Company's revenues by product category and geography.

As the Company operates solely within one segment, total assets, property and equipment, net and software, net are reported at the consolidated level on the consolidated balance sheets. The Company's assets include both current and long-lived assets. As of December 31, 2024 and March 31, 2025, segment assets were equal to total consolidated assets included in the consolidated balance sheets of $173.7 million and $159.3 million, respectively.

The Company's long-lived assets, including the Company's property and equipment, software, operating lease right-of-use assets, goodwill and intangibles, and noncurrent assets, but excluding deferred tax assets, recognized in the consolidated balance sheets were geographically located as follows (in thousands):

	December 31,	March 31,
	2024	2025
		(Unaudited)
North America	$20,303	$24,027
Europe, Middle East, Africa	15,101	13,239
Asia Pacific	1,773	1,786
Caribbean and Latin America	13	12

Depreciation and amortization, impairment, property and equipment additions and capital software additions are reported at the consolidated level on the consolidated statements of cash flows. Additional significant non-cash items include the following (unaudited and in thousands):

	Three Months Ended March 31,
	2024	2025
Share-based compensation	$2,586	$2,077
Provision for inventory excess and obsolescence	5,151	(1,436)

Note 14. Revenues from contracts with customers

Revenues consist primarily of revenues from the sale of hardware products. Revenues also include amounts for software products, extended warranty on hardware products and software subscription services. Substantially all products are sold through distributors and other channel partners, such as resellers and systems integrators.

The Company recognizes revenue to reflect the transfer of control of promised products or services to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those products or services.

Disaggregation of revenues

Revenues by product category were as follows (unaudited and in thousands, except percentages):

	Three Months Ended March 31,
	2024		2025

Point-to-Multi-Point	$18,818	40%	$13,149	39%
Point-to-Point	13,825	29%	8,462	25%
Enterprise	13,084	28%	11,264	33%
Other	1,343	3%	867	3%
Total Revenues	$47,070	100%	$33,742	100%

The Company’s products are predominately distributed through a third-party logistics providers in the United States, Netherlands and Vietnam. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations.

Revenues by geography were as follows (unaudited and in thousands, except percentages):

	Three Months Ended March 31,
	2024		2025

North America	$25,138	53%	$18,390	55%
Europe, Middle East and Africa	12,541	27%	11,054	33%
Caribbean and Latin America	4,609	10%	1,358	3%
Asia Pacific	4,782	10%	2,940	9%
Total Revenues	$47,070	100%	$33,742	100%

Contract balances

The following table summarizes contract balances as of December 31, 2024 and March 31, 2025 (in thousands):

	December 31, 2024	March 31, 2025
		(unaudited)
Trade accounts receivable, net of allowance for estimated credit losses	$40,404	$35,623
Deferred revenue - current	8,616	7,824
Deferred revenue - noncurrent	12,182	12,443
Accrued sales returns	5,687	5,066

Deferred revenue consists of amounts due or received from customers in advance of the Company satisfying performance obligations under contractual arrangements, such as software subscriptions and extended warranty. Deferred revenue is classified as current or noncurrent based on the timing of when revenue will be recognized.

Accrued sales returns is the estimated amount expected to be returned by customers in relation to product exchanges made as part of the Company’s stock rotation program. This amount is included within Other current liabilities in the consolidated balance sheets.

Receivables and concentration of credit risk

Trade accounts receivable represents amounts billed and currently due from customers and amounts earned that are to be billed in the future (e.g., accrued accounts receivable). Included in accrued accounts receivable are software subscription revenues earned in the current period but billed in the following period.

The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables. The Company’s standard credit terms with its customers are generally net 30 to 60 days. The Company had one customer representing more than 10% of trade receivables at December 31, 2024 and one customer representing more than 10% of trade receivables at March 31, 2025.

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods associated with performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the reporting date. The Company's remaining performance obligations relate primarily to software subscriptions and extended warranty, which are recognized as revenue over time and presented as deferred revenue in the consolidated balance sheets.

There have been no material changes in the amount or timing of recognition of the Company's remaining performance obligations from those disclosed in the Company's Comprehensive Form 10-K for the year ended December 31, 2024 (unaudited).

Revenue recognized during the three-month period ended March 31, 2025 which was previously included in deferred revenues as of December 31, 2024 was $2.7 million, compared to $2.7 million of revenue recognized during the three-month period ended March 31, 2024, which was previously included in deferred revenues as of December 31, 2023 (unaudited).

Cost to obtain a contract

Sales commissions are incremental costs of obtaining a contract. The Company has elected to recognize these expenses as incurred, as the amortization period of these costs is one year or less.

Note 15. Related party transactions

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

For the three-month periods ended March 31, 2024 and 2025, the Company did not have any material related party transactions to disclose (unaudited).

Note 16. Restructuring

In 2023, the Company initiated two corporate cost reductions plans, the first in August 2023 and the second in November 2023, to better align Cambium's cost structure with current economic conditions and position the Company to achieve near-term and long-term targets to maintain profitability, improve cash flow and maintain a strong balance sheet. The cost reductions include a reduction in the Company's workforce and primarily include one-time termination costs. All costs under these 2023 plans were recognized by December 31, 2024 and reductions under these plans are complete. As of December 31, 2024, the Company had a restructuring liability of $0.06 million related to the November 2023 restructuring, which was included in Accrued liabilities in the Company's consolidated balance sheet and was paid in the first quarter of 2025.

On February 24, 2025, the Company announced and initiated another cost reduction plan.

During the three-month period ended March 31, 2025, the Company incurred additional restructuring charges under the February 2025 plan related to one-time termination costs of approximately $1.5 million which is included in cost of revenues and all operating expense lines in the Company's consolidated statements of operations and comprehensive loss. Through March 31, 2025, the Company paid $1.1 million, which consists of the $0.06 million outstanding at December 31, 2024 plus an additional $1.004 million of the costs incurred during the three-month period ended March 31, 2025. As of March 31, 2025, the Company has a restructuring liability of $0.5 million, which is included in Accrued liabilities in the consolidated balance sheets and is expected to be paid by the second quarter of 2025 (unaudited).

The following table reflects the restructuring liability activity for the three-month period ended March 31, 2025 (unaudited and in thousands):

Restructuring liability at December 31, 2024	$55
Restructuring charges- February 2025 restructuring	1,534
Costs paid - November 2023 restructuring	(55)
Costs paid - February 2025 restructuring	(1,064)
Restructuring liability at March 31, 2025	$470

Note 17. Subsequent events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes thereto of Cambium Networks Corporation (“Cambium”, “we”, “our”, or “us”) included elsewhere in this Quarterly Report on Form 10-Q and with the financial statements and related notes and Management’s Discussion and Analysis in our Comprehensive Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 7, 2026. In our Comprehensive Form 10-K for the fiscal year ended December 31, 2024, we restated financial statements for the three month period ended March 31, 2024. The financial results included herein for this period reflect the impact of the restatement. Results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Cambium Networks is a global technology company that designs, develops, and manufactures fixed wireless and PON/XGSPON based broadband, Wi-Fi, and local area networking ("LAN") switching infrastructure, and security gateway solutions for a wide range of applications, including broadband access, wireless backhaul, Internet of Things ("IoT"), public safety communications, and Wi-Fi access. Our products enable service providers, enterprises, industrial organizations, and governments to deliver exceptional digital experiences and device connectivity, with compelling economics. Our ONE network platform simplifies the management of Cambium Networks' wired and wireless technologies. Our product lines fall into three broad, interrelated categories: Fixed Wireless & fiber Broadband ("FWB"), Enterprise networking, and Subscription and Services.

The FWB portfolio spans point-to-point ("PTP") and point-to-multi-point ("PMP") architectures over multiple standards, and frequency bands, including licensed, unlicensed, and lightly licensed spectrum, and fiber products. During 2024, both our PMP4600 and PMP 450v platforms received Federal Communications Commission ("FCC") approval to operate in the recently released 6 GHz band in conjunction with our approved Automated Frequency Coordination ("AFC") service.

The Enterprise portfolio includes a complete range of indoor and outdoor Wi-Fi access points, indoor and hardened copper and optical-based Ethernet switches, and security gateway and software-defined wide area network ("SD-WAN") devices. During 2024, we introduced our first Wi-Fi 7 access point, the X7-35X, which was supplemented by the X7-53X and X7-55X in September 2025. These three Wi-Fi 7 access points will be complemented with a broad range of indoor and outdoor Wi-Fi 7 solutions as the industry transition to Wi-Fi 7 occurs.

The Subscription and Services portfolio includes network planning and design, and cloud or on-premises network management and control solutions. The latter capability, delivered through subscription to cnMaestro™ X, forms the foundation of our ONE Network, a cloud-based network management architecture that allows users to remotely configure, monitor, and manage their wired and wireless networks. It provides a single, centralized view of all Cambium Network devices, and real-time performance and usage data, allowing users to control and optimize network configuration and settings. Advanced services offered in conjunction with this platform include application visibility and control, which is used to optimize end-user experiences; and "Assurance" which allows network administrators the ability to rapidly troubleshoot network issues using Artificial Intelligence ("AI")-powered root cause analysis with proactive resolution, ensuring service level agreements are met and preventing client impact. The Network Service Edge ("NSE"), an integrated security gateway and SD-WAN service for small and medium businesses, may also be associated with a subscription for network security services.

Trends impacting our business

Macroeconomic factors such as higher interest rates and inflationary pressures, which impact private sector capital investment, and concerns about a global economic slowdown and geopolitical conditions have added to the softened demand for our products and services that we experienced over 2023 and 2024 coming out of the pandemic, and increased our cost of revenues and impacted, and may continue to impact, our gross margin. We continue to see a high level of competition in our industry due to slower demand and aggressive pricing. We also see increased competition and pricing pressure from new competitors such as Starlink significantly driving down global connectivity prices, with satellite bandwidth costs dropping roughly 77% over the last five years due to its rapid constellation deployment and lower manufacturer costs. We have also seen increased competition from mobile network operators who are using excess capacity in their mobile network to address fixed wireless broadband needs, and from original design manufacturers who are trying to increase their market share by selling directly to major telecommunications providers. We believe that these market pressures will continue to negatively impact revenues and gross margins for the foreseeable future. We may continue to face risks of technology shifts that could result in inventory becoming obsolete before it is deployed, including as the industry continues its shift to Wi-Fi 7.

We are also impacted by the increases in the prices of memory chips from our semiconductor suppliers. Prices for memory chips have increased rapidly for newer generations of memory, which has had an impact on the supply of current memory, impacting components for both Wi-Fi 7 and Wi-Fi 6. We expect this to continue for the foreseeable future due to the scaling of AI data centers.

We spent 2025 moving production of select products from a third-party manufacturer in Mexico, to a third-party manufacturer in Thailand. The move has been challenged by logistics and production issues due to the complexity of the impacted products as well as challenges present when utilizing a new manufacturer. While the majority of impacted products are in production, issues of scale, yield and supply chain continue to limit our ability to meet customer demand, and this may continue into 2026.

We continue to monitor the impact of macroeconomic factors, including a potential global recession, inflationary pressures, monetary policy shifts, trade wars, and growing political tensions globally that continue to impact our industry and our business. We also believe that our customers continue to grapple with the impact of these macroeconomic factors on their businesses and future investment plans, leading to business uncertainty and a more constrained approach to forecasts and orders, and decreasing visibility into customer demand. Any prolonged economic disruptions, continued uncertainty over global trade wars, as well as further deterioration in the global economy or continued outbreaks of international hostilities could have a negative impact on demand from our customers in future periods.

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

Credit Agreement Default

We continue to be out of compliance with financial and other covenants under our Amended Credit Agreement with Bank of America, and such defaults continued through 2025 and into 2026. In addition, we ceased payment of required quarterly principal and interest on the term loan facility and of periodic interest on the revolving credit facility as of June 2025. Such defaults afford the lender the right to declare the amounts outstanding immediately due and payable. We continue to have regular discussions with the lender, we have not been able to obtain a waiver of the defaults from the lender, or otherwise refinance the indebtedness. If the lender were to accelerate the maturity and declare the full outstanding principal and interest immediately due and payable, we would not be able to repay the debt, and therefore, there is substantial uncertainty we would be able to continue as a going concern. Absent acceleration, our Amended Credit Agreement mature on November 17, 2026. Absent an infusion of capital from financing or divestiture, we will be unable to repay this indebtedness when it comes due. Refer to Note 7. Debt, to our consolidated financial statements of this Quarterly Report on Form 10-Q for additional information.

We continue to take actions to improve our profitability and focus on operating efficiency and therefore are reducing discretionary spending, deferring capital expenditures and implementing cost reductions to align our cost structure with current and expected revenue levels. We are actively seeking additional capital through possible divestitures and/or capital raising transactions and working on accommodation with our lenders to provide us with the financial flexibility needed to meet our obligations as they come due over the next twelve months. Our ability to achieve these objectives depends in part on our expectations regarding macro-conditions in the markets in which we compete, customer acceptance and purchases of our products, buying decisions by our distributors, improvements in our manufacturing challenges with transition to new manufacturers, and other factors that are not all within our control.

Restatement

During the course of preparing our financial statements for the fiscal year ended December 31, 2024, we identified material weaknesses in our internal controls over financial reporting that led to errors in the financial statements previously filed for the three-month period ended March 31, 2024. The financial results included herein for the three-month period ended March 31, 2024 reflect the impact of this restatement. Refer to the Explanatory Note and Note 19. Restatement of previously issued unaudited interim financial statements in the Notes to the consolidated financial statements included the Comprehensive Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 7, 2026, for a discussion of the drivers and impact of the restatement.

Financial results for the three-month period ended March 31, 2025

•
Total revenue was $33.7 million, a decrease of 28.3% year-over-year
•
Gross margin was 43.3%
•
Total costs of revenues and operating expenses were $43.3 million
•
Operating loss was $9.6 million
•
Net loss was $12.0 million

Basis of presentation

Revenues

Our revenues are generated primarily from the sale of hardware products with essential embedded software. Our revenues also include amounts for software products, extended warranty on hardware products and subscription services. We generally recognize product revenues at the time of shipment, provided that all other revenue recognition criteria have been met and we measure revenue based on the consideration to which we expect to be entitled based on customer contracts. We recognize subscription services revenue ratably over the term in which the services are provided and our performance obligation is satisfied. Revenues are adjusted for variable consideration amounts, including but not limited to estimated stock returns, customer incentives, and cooperative marketing allowances that we provide to distributors. We provide a standard warranty on our hardware products, with the term depending on the product, and record a liability for the estimated future costs associated with potential warranty claims. In addition, we also offer extended warranties for purchase that represents a future performance obligation for us. The extended warranty is included in deferred revenues and is recognized on a straight-line basis over the term of the extended warranty.

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

Operating expenses

We classify our operating expenses as research and development, sales and marketing, and general and administrative expense. Personnel costs are the primary component of each of these operating expense categories, which consist of costs such as salaries, sales commissions, benefits, and bonuses, as well as share-based compensation expense. Depreciation and amortization of long-lived assets is separately disclosed in the statements of operations and comprehensive loss.

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

Depreciation and amortization

Depreciation and amortization expenses consist of depreciation related to fixed assets such as computer equipment, furniture and fixtures, leasehold improvements, and testing equipment, as well as amortization related to acquired software and software for internal use and definite lived intangibles.

Provision for income taxes

Our provision for income taxes consists primarily of income taxes in the jurisdictions in which we conduct business. Management assesses our deferred tax assets in each reporting period, and if it is determined that it is not more likely than not to be realized, we will record a valuation allowance in that period.

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations for the three-month period ended March 31, 2024 compared to the three-month period ended March 31, 2025 (in thousands):

	Three Months Ended March 31,
(in thousands)	2024	2025
	(As Restated)
Statements of Operations Data:
Product	$42,178	$29,127
Subscriptions and services	4,892	4,615
Total revenues	47,070	33,742
Cost of revenues:
Product	30,859	16,912
Subscriptions and services	2,204	2,219
Total cost of revenue	33,063	19,131
Gross profit:
Product	11,319	12,215
Subscriptions and services	2,688	2,396
Total gross profit	14,007	14,611
Operating expenses
Research and development	10,799	9,355
Sales and marketing	9,721	8,418
General and administrative	7,434	6,305
Depreciation and amortization	1,633	137
Total operating expenses	29,587	24,215
Operating loss	(15,580)	(9,604)
Interest expense, net	881	1,971
Other expense, net	59	63
Loss before income taxes	(16,520)	(11,638)
Provision for income taxes	1,928	378
Net loss	$(18,448)	$(12,016)

	Three Months Ended March 31,
	2024	2025
	(As Restated)
Percentage of Revenues:
Product	89.6%	86.3%
Subscriptions and services	10.4%	13.7%
Total revenues	100.0%	100.0%
Cost of revenues:
Product	73.2%	58.1%
Subscriptions and services	45.1%	48.1%
Total cost of revenue	70.2%	56.7%
Gross profit:
Product	26.8%	41.9%
Subscriptions and services	54.9%	51.9%
Total gross profit	29.8%	43.3%
Operating expenses
Research and development	22.9%	27.7%
Sales and marketing	20.7%	24.9%
General and administrative	15.8%	18.7%
Depreciation and amortization	3.5%	0.4%
Total operating expenses	62.9%	71.8%
Operating loss	(33.1)%	(28.5)%
Interest expense, net	1.9%	5.8%
Other expense, net	0.1%	0.2%
Loss before income taxes	(35.1)%	(34.5)%
Provision for income taxes	4.1%	1.1%
Net loss	(39.2)%	(35.6)%

Comparison of three-month period ended March 31, 2024 to the three-month period ended March 31, 2025

Revenues

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Product	$42,178	$29,127	$(13,051)	(30.9)%
Subscriptions and services	4,892	4,615	$(277)	(5.7)%

Product revenues decreased $13.1 million, or 30.9%, from $42.2 million for the three-month period ended March 31, 2024, to $29.1 million for the three-month period ended March 31, 2025, with the largest decrease in our point-to-multi-point and point-to-point product categories, mostly driven by both lower demand and timing of orders from distributors.

Subscriptions and services revenues decreased $0.3 million, or 5.7% from $4.9 million for the three-month period ended March 31, 2024 to $4.6 million for the three-month period ended March 31, 2025. The decrease was primarily due to $0.5 million lower services revenue partially offset by $0.2 million higher software subscriptions revenue due to increased volume of subscriptions.

Revenues by product category

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Point-to-Multi-Point	$18,818	$13,149	$(5,669)	(30.1)%
Point-to-Point	13,825	8,462	(5,363)	(38.8)%
Enterprise	13,084	11,264	(1,820)	(13.9)%
Other	1,343	867	(476)	(35.4)%
Total revenues by product category	$47,070	$33,742	$(13,328)	(28.3)%

Point-to-Multi-Point

Our PMP product revenues decreased $5.7 million, or 30.1%, from the three-month period ended March 31, 2024 to 2025. The decrease in point-to-multi-point revenues was driven by lower revenues in North America, Caribbean and Latin America and Asia Pacific partially offset by higher revenues in Europe, Middle East, Africa, mostly due to both lower demand from our service providers and timing of orders from our distributors, specifically for our 60 GHz, 28 GHz and ePMP products.

Point-to-Point

PTP product revenues decreased $5.4 million, or 38.8%, from the three-month period ended March 31, 2024 to 2025 mostly driven by lower demand across all products, but mostly due to lower demand for PTP accessories.

Enterprise

Enterprise product revenues decreased $1.8 million, or 13.9%, from the three-month period ended March 31, 2024 to 2025. Enterprise revenues increased in all regions, with the largest increase in all regions except North America, with lower demand for Wi-Fi 6 and switching products partially offset by higher demand for Wi-Fi 5 and Wi-Fi 7 products.

Revenues by geography

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
North America	$25,138	$18,390	$(6,748)	(26.8)%
Europe, Middle East, Africa	12,541	11,054	(1,487)	(11.9)%
Caribbean and Latin America	4,609	1,358	(3,251)	(70.5)%
Asia Pacific	4,782	2,940	(1,842)	(38.5)%
Total revenues by geography	$47,070	$33,742	$(13,328)	(28.3)%

Revenues decreased in all regions from the three-month period ended March 31, 2024 to March 31, 2025. North America revenues decreased $6.7 million, or 26.8%. The decrease in revenues in North America was driven mostly by decreased PTP revenues primarily due to lower demand for PTP accessories and from defense customers, decreased PMP product revenues primarily due to lower demand for 60 GHz, 28 GHz and ePMP products, partially offset by higher enterprise product revenues driven by improved demand for Wi-Fi 6 and switching products. Europe, Middle East, Africa revenues decreased by $1.5 million, or 11.9%, mostly driven by decreased enterprise product revenues due to lower demand for Wi-Fi 6 and switching products partially offset by increased PMP product revenues across all products and higher PTP revenues driven by higher demand from defense customers. Caribbean and Latin America revenues decreased $3.3 million, or 70.5%, mostly driven by lower PTP and PMP product revenues due to lower demand. Asia Pacific revenues decreased $1.8 million, or 38.5%, mostly driven by decreased PMP and PTP revenues due to lower demand.

Cost of revenues and gross margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Product	$30,859	$16,912	$(13,947)	(45.2)%
Gross margin	26.8%	41.9%		1450 bps

Subscriptions and services	$2,204	$2,219	$15	0.7%
Gross margin	54.9%	51.9%		100 bps

Cost of revenues for products decreased $13.9 million, or 45.2%, from $30.9 million for the three-month period ended March 31, 2024 to $16.9 million for the three-month period ended March 31, 2025. The decrease in cost of revenues was primarily driven by lower revenues along with a $6.6 million decrease in excess and obsolescence reserve and $3.6 million decrease in loss on supplier commitment expense.

Cost of revenues for subscriptions and services remained flat from the three-month period ended March 31, 2024 to three-month period ended March 31, 2025.

Gross margin for products increased from 26.8% for the three-month period ended March 31, 2024 to 41.9% for the three-month period ended March 31, 2025. The increase primarily reflects the impact from the decrease in our excess and obsolescence reserve and loss on supplier commitment expense.

Gross margin for subscriptions and services decreased from 54.9% for the three-month period ended March 31, 2024 to 51.9% for the three-month period ended March 31, 2025. The decrease primarily reflects the impact of certain fixed costs on lower subscriptions and services revenue.

Operating expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Research and development	$10,799	$9,355	$(1,444)	(13.4)%
Sales and marketing	9,721	8,418	(1,303)	(13.4)%
General and administrative	7,434	6,305	(1,129)	(15.2)%
Depreciation and amortization	1,633	137	(1,496)	(91.6)%
Total operating expenses	$29,587	$24,215	$(5,372)	(18.2)%

Research and development

Research and development expense decreased $1.4 million, or 13.4% from $10.8 million for the three-month period ended March 31, 2024 to $9.4 million for the three-month period ended March 31, 2025. The decrease in research and development expense was primarily due to $0.8 million lower staff-related costs, mostly due to a reduction in headcount from February 2025 restructuring activities, $0.2 million lower outside contractor spend, $0.2 million lower lease related expenses, $0.2 million lower homologation and regulatory spend due to the timing and number of projects and $0.2 million due to lower capitalized software costs and $0.1 million lower engineering material costs, partially offset by $0.3 million higher restructuring cost from the February 2025 restructuring.

Sales and marketing

Sales and marketing expense decreased $1.3 million, or 13.4%, from $9.7 million for the three-month period ended March 31, 2024 to $8.4 million for the three-month period ended March 31, 2025. The decrease in sales and marketing expense was primarily due to $0.9 million lower staff-related costs, $0.5 million lower variable compensation expense, $0.5 million lower share-based compensation and ESPP expense, $0.2 million lower travel related expense and $0.2 million lower lease related expense, partially offset by $0.7 million higher restructuring cost from the February 2025 restructuring.

General and administrative

General and administrative expense decreased $1.1 million, or 15.2%, from $7.4 million for the three-month period ended March 31, 2024 to $6.3 million for the three-month period ended March 31, 2025. The decrease in general and administrative expense was primarily due to $0.5 million lower staff-related costs due to lower headcount, $0.4 million of CFO turnover expense incurred in the first quarter of 2024, $0.4 million lower bad debt expense, $0.3 million lower share-based compensation expense, $0.2 million higher other expenses and $0.1 million lower nonrecurring expense related to the headquarters office move in the first quarter of 2024. The decreases in general and administrative expense were partially offset by $0.6 million higher audit and tax expenses, $0.2 million higher outside contractor spend..

Depreciation and amortization

Depreciation and amortization expense decreased $1.5 million, or 105.8% from $1.6 million for the three-month period ended March 31, 2024 to $0.1 million for the three-month period ended March 31, 2025. This decrease is mostly driven by lower intangible asset amortization and lower depreciation due to our asset impairment write-down in the third quarter of 2024.

Interest expense, net

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Interest expense, net	$881	$1,971	$1,090	123.7%

Interest expense increased $1.1 million, or 123.7%, from $0.9 million for the three-month period ended March 31, 2024 to $2.0 million for the three-month period ended March 31, 2025. The increase was primarily due to an increase in the interest rate on the term loan and the addition of interest on the revolving credit facility and the 2% penalty assessed on both the term facility and revolving credit facility starting in the fourth quarter of 2024 as a result of the event of default.

Other expense, net

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Other income, net	$59	$63	$4	6.8%

Other expense, net expense of $0.1 million for the three-month period ended March 31, 2024 remained flat compared to the three-month period ended March 31, 2025.

Provision for income taxes

	Three Months Ended March 31,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Provision for income taxes	$1,928	$378	$(1,550)	(80.4)%
Effective income tax rate	(11.7)%	(3.2)%

Due to forecasting uncertainty for 2024 and 2025, our provision for income taxes at March 31, 2024 and March 31, 2025 is based on 3-month year-to-date actual results. Our provision for income taxes was $1.9 million for the three-month period ended March 31, 2024 versus $0.4 million for the three-month period ended March 31, 2025. The effective income tax rates were (11.7)% and (3.2)% over the same periods, respectively. For the three-month period ended March 31, 2024, the effective tax rate of (11.7)% was different from the statutory rate of 21.0% primarily due to the establishment of a deferred tax liability on hypothetical withholding tax on non-permanent investment in subsidiaries. For the three-month period ended March 31, 2025, our effective tax rate of (3.2)% was different from the statutory rate of 21.0%, primarily due to an increase in the valuation allowance on the net deferred tax assets of the UK company, maintaining a full valuation allowance on the UK deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2025, we had a cash balance of $27.8 million, a decrease of $7.1 million from December 31, 2024. Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We continue to focus on cost management, operating efficiency and efficient discretionary spending. We expect to regularly assess our liquidity needs and market conditions and may raise additional equity or incur additional debt if and when our board of directors determines that doing so is in our best interest.

For the first quarter of 2025, all quarterly principal and interest payments have been made in accordance with the terms of our credit facility with Bank of America. As of March 31, 2025, we were not in compliance with our monthly liquidity covenant for all measurement periods, and our quarterly EBITDA covenant under the credit agreement. Such defaults would afford Bank of America the right to declare the amounts outstanding thereunder immediately due and payable. We continue to work with the bank to address our noncompliance with the covenants. If we are not able to obtain a forbearance or waiver of the defaults or otherwise refinance such indebtedness, and if the lender were to accelerate the maturity of our indebtedness under the Amended Credit Agreement, there is substantial uncertainty we would be able to secure capital resources to repay the amounts due. Please refer to Note 7. Debt in the Notes to the Unaudited Consolidated Financial Statements, regarding our debt outstanding under our credit facilities.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2025
	(As Restated)
Cash used in operating activities	$(15,882)	$(4,823)
Cash used in investing activities	$(2,782)	$(1,651)
Cash provided by (used in) financing activities	$38,672	$(664)

Cash flows from operating activities

Net cash used in operating activities for the three-month period ended March 31, 2024 of $15.9 million consisted of net loss of $18.4 million, adjustments for non-cash charges for depreciation and amortization and other non-cash impacts of $3.4 million, share-based compensation expense of $2.6 million, inventory excess and obsolescence expense of $5.2 million, and adjustments for an increase in deferred tax assets of $1.5 million, along with changes in operating assets and liabilities that resulted in net cash outflows of $10.0 million. The changes in operating assets and liabilities consisted primarily of a $5.3 million higher prepaid expenses, mostly as a result of an increase in supplier prepayments, $4.9 million lower other assets and liabilities due to adjustments for loss on supplier commitments and lower accrual for sales returns and $2.7 million lower accounts payable due to decreased purchases and timing of payments, partially offset by $5.1 million lower inventory as channel inventories are starting to decrease and $1.0 million reduction in accounts receivable.

Net cash used in operating activities for the three-month period ended March 31, 2025 of $4.8 million consisted primarily of net loss of $12.0 million, adjustments for non-cash charges for depreciation and amortization and other non-cash impacts of $1.0 million, share-based compensation expense of $2.1 million offset by a reduction in inventory excess and obsolescence of $1.4 million, along with changes in operating assets and liabilities that resulted in net cash inflow of $5.6 million. The changes in operating assets and liabilities consisted primarily of $7.0 million reduction in receivables, $5.9 million reduction in inventories and $1.6 million increase in accrued liabilities, partially offset by $3.5 million decrease in accounts payable, $0.8 million reduction in accrued employee compensation, $4.2 million lower other assets and liabilities due to adjustment for loss on supplier commitments and lower accrual for sales returns and $0.8 million increase in prepaid expenses.

Cash flows from investing activities

Our investing activities for both periods presented consisted of capital expenditures for property, equipment, internal use software and capitalized labor costs for software to be marketed for sale in support of the growth of our business.

Cash flows from financing activities

During the three-month period ended March 31, 2024, net cash provided by financing activities of $38.7 million was primarily due to $40.0 million drawn down on the revolver offset by $1.3 million repayment of principal due under the term loan facility with Bank of America, repayment of principal due under the term loan facility with Bank of America and $0.7 million for taxes paid from shares withheld in net settlement of taxes due on vesting of restricted shares issued to our employees partially offset by proceeds received of $1.1 million from the issuance of ordinary shares under our ESPP and $0.5 million from the exercise of share options.

During the three-month period ended March 31, 2025, net cash used by financing activities of $0.7 million was primarily due to repayment of principal due under our term loan facility.

Debt

As of March 31, 2025, we had $22.1 million outstanding on our term loan facility and $45.0 million outstanding on our revolving credit facility with Bank of America. The effective interest rate on the term loan facility at March 31, 2025 was 10.24% and the weighted-average interest rate on our revolving credit facility was 8.98%. We are required to make quarterly principal payments of $0.7 million under the term credit facility and quarterly interest payments under both the term loan facility and the revolving credit facility. For the first quarter of 2025, all quarterly principal and interest payments have been made in accordance with the terms of the credit agreement.

As of March 31, 2025, we were not in compliance with our quarterly fixed charge coverage ratio and quarterly consolidated leverage ratio covenants, and these defaults continued throughout all of 2025, and in June 2025, we ceased paying interest on the term loan and revolving credit facility, resulting in a payment default which is also continuing. Such defaults afford the lender the right to declare the amounts outstanding under our credit agreement immediately due and payable. To provide us with the financing flexibility needed to meet our obligations as they come due over the next twelve months, we are actively seeking additional capital through possible divestitures and/or capital raising transactions and working with the lender to address our covenant non-compliance. If the lender were to accelerate the maturity of our indebtedness under the credit agreement, there is substantial uncertainty that we would be able to secure capital resources to repay the amounts due. Absent acceleration of payment, our term facility and revolving credit facility matures on November 17, 2026, at which time the outstanding principal and interest will be due. Refer to Note 7. Debt, to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

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

Critical Accounting Estimates

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

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Comprehensive Form 10-K for our fiscal year ended December 31, 2024, filed on April 7, 2026, for a more complete discussion of our critical accounting policies and estimates. Since the filing of our Form 10-K, there have been no material changes in our significant accounting estimates from those disclosed therein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three-month period ended March 31, 2025. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

We do not hold any cash in any investment accounts and all cash is deposited with financial institutions that management believes are of high credit quality. Our cash consists primarily of U.S. dollar denominated demand accounts.

We had $22.1 million outstanding on our term loan facility and $45.0 million outstanding on our revolving credit facility as of March 31, 2025. We are exposed to interest rate risk from fluctuations in the Prime Rate that is a component of the interest rate used to calculate interest expense on both the term and revolving credit facilities. Interest accrues on the outstanding principal amount of the term loan facility and revolving credit facility at a rate equal to the Prime Rate plus an applicable margin of 2.25%. At March 31, 2025, the effective interest rate on the term loan was 10.24%. A hypothetical 100-basis point increase in interest rates would result in an additional $0.2 million in interest expense related to the term credit facility per year. At March 31, 2025, the weighted-average interest rate on the revolving credit facility was 9.75%. A hypothetical 100-basis point increase in interest rates would result in an additional $0.5 million in interest expense related to the revolving credit facility per year. These rates do not include an additional 2% default rate penalty that was added on both the term loan and revolving loan facilities as a result of the events of default that first occurred during 2024.

There have been no other material changes in our market risk since December 31, 2024.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and interim principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and interim principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, previously reported in Part II, Item 9A of our Comprehensive Form 10-K for the year ended December 31, 2024, and as described below during the three-month period ended March 31, 2025.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As disclosed in Item 9A of our Comprehensive Form 10-K for the year ended December 31, 2024, management identified the following material weaknesses in internal controls over financial reporting during the year ended December 31, 2024:

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
7.
Income taxes. We did not maintain effective controls over the identification, evaluation, and timely recording of valuation allowances in accordance with ASC 740, Income Taxes. Specifically, controls were not designed or operating effectively to ensure that all available positive and negative evidence relevant to the realizability of deferred tax assets was appropriately identified, evaluated, and monitored on a timely basis. Additionally, we did not maintain effective controls to ensure that changes in facts and circumstances affecting the realizability of deferred tax assets were consistently incorporated into management's conclusions regarding the need for, and amount of, a valuation allowance, or that resulting deferred tax balances were recorded in the appropriate reporting period.
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

Ongoing Remediation Efforts to Address the Previously Identified Material Weaknesses

Management, with oversight from the Audit Committee of our Board of Directors, is taking steps to remediate the material weaknesses described above by implementing changes to our internal control over financial reporting. Management is in the process of enhancing, and will continue to enhance, the risk assessment process and design and implementation of internal controls over financial reporting. The remediation measures to correct the previously identified material weaknesses include, but are not limited to, the efforts summarized below:

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

As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to strengthen controls or to modify the remediation measures described above. When fully implemented and operational, we believe the controls we have designed or plan to design will remediate the material weaknesses that we have identified. Following our design and implementation of our remediation efforts, we will need to demonstrate their operating effectiveness. We will not be able to consider the material weakness remediated until the applicable remedial controls operate for a sufficient period of time and our management has concluded, through testing, that our control is operating effectively.

Changes in internal control

We continue working towards implementing processes and procedures to address the material weaknesses noted above. Other than the ongoing remediation activities disclosed above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For additional information, see Note 12. Commitments and contingencies in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Part I, Item 3. Legal Proceedings in the Company’s Comprehensive Form 10-K for the fiscal year ended December 31, 2024.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in Item 1A of our Comprehensive Form 10-K for the fiscal year ended December 31, 2024. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

CAMBIUM NETWORKS CORPORATION

Date: April 30, 2026	By:	/s/ Morgan C. Kurk
Morgan C. Kurk
President and Chief Executive Officer

Date: April 30, 2026	By:	/s/ Mitchell Cohen
Mitchell Cohen
Interim Chief Financial Officer