Form 10-Q
period 2025-06-30
Cambium Networks Corp
filed 2026-04-30
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Cambium Networks Corporation

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,	June 30,
	2024	2025
		(unaudited)
ASSETS
Current assets
Cash	$34,925	$15,795
Receivables, net of allowance for credit losses of $3,402 and $3,306	40,405	36,798
Inventories, net	41,990	33,909
Income taxes receivable	1,369	1,034
Prepaid expenses	11,667	8,937
Other current assets	6,182	6,577
Total current assets	136,538	103,050
Noncurrent assets
Property and equipment, net	4,426	4,355
Software, net	11,992	13,232
Operating lease right-of-use assets	6,254	5,626
Goodwill	874	874
Restricted cash	—	250
Other noncurrent assets	13,644	21,336
TOTAL ASSETS	$173,728	$148,723
LIABILITIES AND DEFICIT
Current liabilities
Accounts payable	$16,487	$11,692
Accrued liabilities	30,980	32,567
Employee compensation	3,755	3,974
Current portion of long-term debt, net	67,639	66,336
Deferred revenues	8,616	8,357
Other current liabilities	8,434	8,719
Total current liabilities	135,911	131,645
Noncurrent liabilities
Deferred revenues	12,182	12,750
Noncurrent operating lease liabilities	8,942	8,431
Deferred tax liabilities, net	1,508	1,508
Other noncurrent liabilities	18,422	15,167
Total liabilities	176,965	169,501
Commitments and contingencies (Note 12)
Shareholders' deficit
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2024 and June 30, 2025; 28,885,152 shares issued and 28,612,181 outstanding at December 31, 2024 and 29,034,840 shares issued and 28,718,944 outstanding at June 30, 2025	3	3
Additional paid in capital	163,441	166,962
Treasury shares, at cost, 272,971 shares at December 31, 2024 and 315,896 shares at June 30, 2025	(5,665)	(5,693)
Accumulated deficit	(158,855)	(179,996)
Accumulated other comprehensive loss	(2,161)	(2,054)
Total shareholders' deficit	(3,237)	(20,778)
TOTAL LIABILITIES AND DEFICIT	$173,728	$148,723

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cambium Networks Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
	(As Restated)		(As Restated)
Revenues:
Product	$40,434	$34,639	$82,612	$63,766
Subscriptions and services	4,799	4,754	9,691	9,369
Total revenues	45,233	39,393	92,303	73,135
Cost of revenues:
Product	28,687	21,227	59,546	38,139
Subscriptions and services	1,840	2,105	4,044	4,324
Total cost of revenue	30,527	23,332	63,590	42,463
Gross profit:
Product	11,747	13,412	23,066	25,627
Subscriptions and services	2,959	2,649	5,647	5,045
Total gross profit	14,706	16,061	28,713	30,672
Operating expenses
Research and development	9,149	7,412	19,948	16,767
Sales and marketing	9,706	8,162	19,427	16,580
General and administrative	6,472	6,439	13,906	12,744
Depreciation and amortization	1,669	454	3,302	591
Impairment	—	159	—	159
Total operating expenses	26,996	22,626	56,583	46,841
Operating loss	(12,290)	(6,565)	(27,870)	(16,169)
Interest expense, net	1,396	2,336	2,277	4,307
Other expense (income), net	3	(34)	62	29
Loss before income taxes	(13,689)	(8,867)	(30,209)	(20,505)
Provision for income taxes	557	258	2,485	636
Net loss	$(14,246)	$(9,125)	$(32,694)	$(21,141)

Loss per share
Basic	$(0.51)	$(0.32)	$(1.17)	$(0.74)
Diluted	$(0.51)	$(0.32)	$(1.17)	$(0.74)
Weighted-average number of shares outstanding to compute net loss per share
Basic	27,902,956	28,698,597	27,876,280	28,663,817
Diluted	27,902,956	28,698,597	27,876,280	28,663,817
Comprehensive loss
Net loss	$(14,246)	$(9,125)	$(32,694)	$(21,141)
Foreign currency translation adjustment	(110)	26	(154)	107
Comprehensive loss	$(14,356)	$(9,099)	$(32,848)	$(21,034)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cambium Networks Corporation

Consolidated Statements of Shareholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Three Months Ended June 30, 2024
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at March 31, 2024 (As Restated)	27,893	$3	$155,137	$(5,646)	$(102,851)	$(1,659)	$44,984
Net loss (As Restated)	—	—	—	—	(14,246)	—	(14,246)
Share-based compensation	—	—	2,778	—	—	—	2,778
Issuance of ordinary shares under ESPP	279	—	663	—	—	—	663
Issuance of vested shares	41	—	—	—	—	—	—
Treasury shares withheld for net settlement	(4)	—	—	(14)	—	—	(14)
Foreign currency translation	—	—	—	—	—	(110)	(110)
Balance at June 30, 2024 (As Restated)	28,209	$3	$158,578	$(5,660)	$(117,097)	$(1,769)	$34,055

	Six Months Ended June 30, 2024
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2023 (As Restated)	27,835	$3	$152,768	$(5,624)	$(84,403)	$(1,615)	$61,129
Net loss (As Restated)	—	—	—	—	(32,694)	—	(32,694)
Share-based compensation	—	—	5,147	—	—	—	5,147
Issuance of ordinary shares under ESPP	279	—	663	—	—	—	663
Issuance of vested shares	104	—	—	—	—	—	—
Treasury shares withheld for net settlement	(9)	—	—	(36)	—	—	(36)
Foreign currency translation	—	—	—	—	—	(154)	(154)
Balance at June 30, 2024 (As Restated)	28,209	$3	$158,578	$(5,660)	$(117,097)	$(1,769)	$34,055

	Three Months Ended June 30, 2025
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' deficit
Balance at March 31, 2025	28,690	$3	$165,518	$(5,688)	$(170,871)	$(2,080)	$(13,118)
Net loss	—	—	—	—	(9,125)	—	(9,125)
Share-based compensation	—	—	1,444	—	—	—	1,444
Issuance of vested shares	44	—	—	—	—	—	—
Treasury shares withheld for net settlement	(15)	—	—	(5)	—	—	(5)
Foreign currency translation	—	—	—	—	—	26	26
Balance at June 30, 2025	28,719	$3	$166,962	$(5,693)	$(179,996)	$(2,054)	$(20,778)

	Six Months Ended June 30, 2025
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' deficit
Balance at December 31, 2024 (As Restated)	28,612	$3	$163,441	$(5,665)	$(158,855)	$(2,161)	$(3,237)
Net loss	—	—	—	—	(21,141)	—	(21,141)
Share-based compensation	—	—	3,521	—	—	—	3,521
Issuance of vested shares	150	—	—	—	—	—	—
Treasury shares withheld for net settlement	(43)	—	—	(28)	—	—	(28)
Foreign currency translation	—	—	—	—	—	107	107
Balance at June 30, 2025	28,719	$3	$166,962	$(5,693)	$(179,996)	$(2,054)	$(20,778)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cambium Networks Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2025
	(As Restated)
Cash flows from operating activities:
Net loss	$(32,694)	$(21,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,324	541
Amortization of software and intangible assets	2,796	1,767
Amortization of deferred debt issuance costs	155	106
Share-based compensation	5,147	3,521
Deferred income taxes	1,520	—
Provision for inventory excess and obsolescence	6,515	(1,653)
Provision for estimated credit losses	893	(96)
Impairment of software	—	159
Other	163	(73)
Change in assets and liabilities:
Receivables	4,155	3,318
Inventories	8,350	9,734
Prepaid expenses	(1,501)	2,738
Income taxes receivable	(4,433)	337
Accounts payable	(2,967)	(4,750)
Accrued employee compensation	(548)	315
Accrued liabilities	(1,006)	1,970
Other assets and liabilities	(2,350)	(10,892)
Net cash used in operating activities	(13,481)	(14,099)
Cash flows from investing activities:
Purchases of property and equipment	(3,846)	(330)
Purchases of software	(3,106)	(3,139)
Net cash used in investing activities	(6,952)	(3,469)
Cash flows from financing activities:
Proceeds from borrowing on revolver	45,000	—
Repayment of term loan	(1,313)	(1,312)
Issuance of ordinary shares under ESPP	663	—
Taxes paid from shares withheld	(32)	(26)
Net cash provided by (used in) financing activities	44,318	(1,338)
Effect of exchange rate on cash	(21)	26
Net increase (decrease) in cash	23,864	(18,880)
Cash, beginning of period	18,710	34,925
Cash and restricted cash, end of period	$42,574	$16,045

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$2,347	$175
Interest paid	$1,952	$3,583

Non-cash investing and financing activities:
Increase (decrease) in property, equipment and software unpaid or accrued in liabilities	$525	$(51)

Reconciliation of cash and restricted cash at end of period:
Cash	$42,574	$15,795
Restricted cash	—	250
Total cash and restricted cash	$42,574	$16,045

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

Basis of Presentation and Restatement of previously issued unaudited consolidated financial statements

The unaudited consolidated financial statements include the accounts of Cambium Networks Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements as of June 30, 2025, and for the three-month and six-month periods ended June 30, 2024 and 2025, and the related notes are unaudited. The unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and, in the opinion of management, reflect all adjustments, which comprise only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2025 and results of operations and comprehensive loss for the three-month and six-month periods ended June 30, 2024 and 2025 and cash flows for the six-month periods ended June 30, 2024 and 2025. The consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date. In the Company's Comprehensive Form 10-K for the year ended December 31, 2024, filed with the SEC on April 7, 2026, we restated financial statements for the three-month and six-month periods ended June 30, 2024. The financial results included herein for this period reflect the impact of the restatement.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in the Company’s Comprehensive Form 10-K and filed with the SEC on April 7, 2026. The results of operations for the three-month and six-month periods ended June 30, 2025 are not necessarily indicative of the operating results to be expected for the full year.

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

As of June 30, 2025, the Company was not in compliance with its quarterly fixed charge coverage ratio and quarterly consolidated leverage ratio covenants. These defaults continue through the remainder of 2025 and into 2026. Such defaults afford the lender the right to declare the amounts outstanding immediately due and payable, and although the Company continues regular discussions with the lender, it has not been able to obtain a waiver of the defaults, or otherwise refinance such indebtedness. If the lender were to accelerate the maturity of the Company's indebtedness under the Amended Credit Agreement, the Company would not be able to repay the debt, and therefore, there is substantial uncertainty the Company would be able to continue as a going concern. The Company's obligations under the Amended Credit Agreement mature and become due and payable on November 17, 2026, absent acceleration by the lender. As of June 30, 2025, the Company ceased making payment of principal and interest on the term loan and payment of interest on the revolving credit facility.

As the covenant violations afford the lender the right to declare the amounts outstanding immediately due and payable, the term loan facility and the associated debt issuance costs and the revolving credit facility are classified as a current liability and the deferred debt issuance costs associated with the revolving credit facility are classified as a current asset in the accompanying consolidated balance sheets as of December 31, 2024 and June 30, 2025. Please refer to Note 7. Debt, regarding the Company’s debt outstanding under its credit facilities with Bank of America.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) -Disaggregation of Income Statement Expenses, which requires public entities to disclose within the footnotes to the financial statements, disaggregated information about certain income statement expense captions, including disclosure of the amounts for a) purchases of inventory, b) employee compensation, c) depreciation, d) intangible asset amortization and e) depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities (DD&A) included in each relevant expense caption. The amendment also requires that certain amounts that are already required to be disclosed under U.S. GAAP be included in the same disclosure as the other disaggregation requirements. The new guidance also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon adoption, this guidance should be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the adoption of this standard on the Company's financial statement disclosures.

Note 2. Restatement of previously issued unaudited interim consolidated financial statements

In connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2024, the Company determined that its previously issued unaudited interim consolidated financial statements for the three-month and six-month periods ended June 30, 2024 contained errors in the application of GAAP as summarized below. The Company evaluated the corrections and determined that the related impacts were material to the previously filed unaudited interim consolidated financial statements and in consultation with the Audit Committee of the Company's Board of Directors, concluded that the three-month and six-month periods ended June 30, 2024 should be restated to present the identified adjustments discussed below.

Background of Restatement

For the three-month and six-month periods ended June 30, 2024, the Company did not appropriately (i) estimate variable consideration for customer incentives, (ii) estimate variable consideration for sales returns, (iii) estimate the allowance for credit losses, (iv) estimate excess and obsolete inventory, (v) timely recognize a valuation allowance on deferred tax assets and (vi) reclassify certain prepayments made to suppliers and loss on supplier commitments liability as current or non-current.

Additionally, as part of the restatement, for the three-month and six-month periods ended June 30, 2024, the Company corrected for (b) previously identified uncorrected misstatement related to out-of-period adjustments, (c) previously recorded amounts reclassifying accounts receivable credit balances and (d) classification of property and equipment transactions on the statement of cash flows.

Effect of Restatement

The following tables set forth the effects of the restatement adjustments on revenue, loss before income taxes and net income (loss) in the consolidated statements of operations and comprehensive loss for the three-month and six-month periods ended June 30, 2024.

		For the three months ended June 30, 2024			For the six months ended June 30, 2024
		(Unaudited)			(Unaudited)
(in thousands)	Identifier in statement	Revenues	Loss before income taxes	Net loss	Revenues	Loss before income taxes	Net loss
Previously reported		$45,946	$(13,409)	$(9,143)	$88,283	$(35,327)	$(35,590)
Restatement adjustments:
Revenue adjustment - customer incentives	(i)	(1,203)	(1,203)	(1,203)	(985)	(985)	(985)
Revenue adjustment - sales returns	(ii)	496	297	297	5,011	4,254	4,254
Estimate for allowance for credit losses	(iii)	(6)	(490)	(490)	(6)	(331)	(331)
Estimate for excess and obsolete inventory	(iv)	—	1,021	1,021	—	3,442	3,442
Estimate for excess and obsolete inventory - non-standard contract	(iv)	—	—	—	—	(1,397)	(1,397)
Deferred tax adjustments	(v)	—	—	(4,823)	—	—	(2,222)
Prior period uncorrected misstatements and out of period adjustments	(b)	—	95	95	—	135	135
Net restatement adjustments		(713)	(280)	(5,103)	4,020	5,118	2,896
Restated		$45,233	$(13,689)	$(14,246)	$92,303	$(30,209)	$(32,694)

The amounts are presented herein as originally reported in the previously issued financial statements for transparency and consistency. The restatement corrects these errors and reflects the appropriate adjustments.

The financial statement line items impacted by the respective adjustments are labeled in the tables below based on the identifiers from the paragraph above. Below are the Company's restated consolidated statement of operations and comprehensive loss for the three-month and six-month periods ended June 30, 2024 and statement of cash flows with the adjustments for the six-month period ended June 30, 2024. The consolidated statement of shareholders' equity (deficit) has been excluded from the financial statement presentation below as it was only impacted by adjustments to net loss, which is presented below in the consolidated statement of operations and comprehensive loss.

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)
	Three Months ended June 30, 2024
	As Reported	Adjustment	As Restated

Revenues (i) (ii) (iii)
Product	$41,147	$(713)	$40,434
Subscriptions and services	4,799	—	4,799
Total revenues	45,946	(713)	45,233
Cost of revenues (ii) (iv)
Product	29,696	(1,009)	28,687
Subscriptions and services	1,840	—	1,840
Total cost of revenues	31,536	(1,009)	30,527
Gross profit
Product	11,451	296	11,747
Subscriptions and services	2,959	—	2,959
Total Gross profit	14,410	296	14,706
Operating expenses
Research and development	9,149	—	9,149
Sales and marketing	9,706	—	9,706
General and administrative (iii)	5,988	484	6,472
Depreciation and amortization	1,669	—	1,669
Impairment	—	—	—
Total operating expenses	26,512	484	26,996
Operating loss	(12,102)	(188)	(12,290)
Interest expense, net (b)	1,304	92	1,396
Other expense, net	3	—	3
Loss before income taxes	(13,409)	(280)	(13,689)
(Benefit) provision for income taxes (v)	(4,266)	4,823	557
Net loss	$(9,143)	$(5,103)	$(14,246)

Loss per share
Basic	$(0.33)	$(0.18)	$(0.51)
Diluted	$(0.33)	$(0.18)	$(0.51)
Weighted-average number of shares outstanding to compute net loss per share
Basic	27,902,956	—	27,902,956
Diluted	27,902,956	—	27,902,956
Comprehensive loss
Net loss	$(9,143)	$(5,103)	$(14,246)
Foreign currency translation adjustment	(110)	—	(110)
Comprehensive loss	$(9,253)	$(5,103)	$(14,356)

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)
	Six months ended June 30, 2024
	As Reported	Adjustment	As Restated

Revenues (i) (ii) (iii)
Product	$78,592	$4,020	$82,612
Subscriptions and services	9,691	—	9,691
Total revenues	88,283	4,020	92,303
Cost of revenues (ii) (iv)
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

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
	Six months ended June 30, 2024
	As Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss (i) (ii) (iii) (iv) (v) (b)	$(35,590)	$2,896	$(32,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,324	—	2,324
Amortization of software and intangible assets	2,796	—	2,796
Amortization of deferred debt issuance costs	155	—	155
Share-based compensation	5,147	—	5,147
Deferred income taxes (v)	3,694	(2,174)	1,520
Provision for inventory excess and obsolescence (iv)	8,559	(2,044)	6,515
Provision for estimated credit losses (iii)	281	612	893
Other	163	—	163
Change in assets and liabilities:
Receivables (i) (iii) (c)	4,059	96	4,155
Inventories	8,350	—	8,350
Prepaid expenses (vi)	(5,477)	3,976	(1,501)
Income taxes receivable (v)	(4,431)	(2)	(4,433)
Accounts payable (d)	(2,732)	(235)	(2,967)
Accrued employee compensation (b)	(631)	83	(548)
Accrued liabilities (i) (iii) (vi) (b)	2,509	(3,515)	(1,006)
Other assets and liabilities (ii) (iv) (v) (vi) (c)	(2,422)	72	(2,350)
Net cash used in operating activities	(13,246)	(235)	(13,481)

Cash flows from investing activities:
Purchases of property and equipment (d)	(4,081)	235	(3,846)
Purchases of software	(3,106)	—	(3,106)
Net cash used in investing activities	(7,187)	235	(6,952)

Cash flows from financing activities:
Proceeds from issuance of revolver debt	45,000	—	45,000
Repayment of term loan	(1,313)	—	(1,313)
Issuance of ordinary shares under ESPP	663	—	663
Taxes paid from shares withheld	(32)	—	(32)
Net provided by financing activities	44,318	—	44,318
Effect of exchange rate on cash	(21)	—	(21)
Net increase in cash	23,864	—	23,864
Cash, beginning of period	18,710	—	18,710
Cash, end of period	$42,574	$—	$42,574

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$2,347	$—	$2,347
Interest paid	$1,952	$—	$1,952

Non-cash investing and financing activities:
Increase in property, equipment and software unpaid or accrued in liabilities (d)	$290	$235	$525
Debt issuance costs incurred but not yet paid (b)	$275	$(275)	$—

Note 3. Balance sheet components

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	June 30,
	2024	2025
		(unaudited)
Finished goods	$60,657	$48,046
Raw materials	10,763	11,272
Gross inventory	71,420	59,318
Less: Excess and obsolescence reserve	(29,430)	(25,409)
Inventories, net	$41,990	$33,909

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, and market conditions and judgment about the anticipated future consumption and our ability to sell the inventory.

Noncurrent assets

Noncurrent assets consisted of the following (in thousands):

	December 31,	June 30,
	2024	2025
		(unaudited)
Supplier prepayments	$11,797	$19,030
Prepaid security deposit	539	534
Other	1,308	1,772
Other noncurrent assets	$13,644	$21,336

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	June 30,
	2024	2025
		(unaudited)
Accrued goods and services	$6,832	$8,820
Accrued loss on supplier commitments	1,634	1,492
Accrued inventory purchases	1,756	1,915
Accrued customer reserves	19,934	19,152
Accrued interest on debt	824	1,188
Accrued liabilities	$30,980	$32,567

Accrued warranty

Provisions for warranty claims are primarily related to our hardware products and are recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Six Months Ended June 30,
	2024	2025
		(unaudited)
Beginning balance	$1,484	$1,443
Costs to service warranty	(14)	(40)
Provision (decrease) increase, net	(27)	186
Ending balance	$1,443	$1,589

At December 31, 2024, $1.3 million is included in Other current liabilities and $0.1 million is included in Other noncurrent liabilities on the Company's consolidated balance sheets. At June 30, 2025, $1.5 million is included in Other current liabilities and $0.1 million is included in Other noncurrent liabilities on the Company’s consolidated balance sheets.

Other noncurrent liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,	June 30,
	2024	2025
		(unaudited)
Accrued loss on supplier commitments	$16,784	$13,430
Accrued warranty	169	129
Other liabilities	1,469	1,608
Other noncurrent liabilities	$18,422	$15,167

Note 4. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	June 30,
	Useful Life	2024	2025
			(unaudited)
Equipment and tooling	5 years	$37,036	$32,592
Computer equipment	3 years	5,715	5,094
Furniture and fixtures	5 to 10 years	850	711
Leasehold improvements	2 to 13 years	5,426	2,242
Total cost		49,027	40,639
Less: Accumulated depreciation		(35,752)	(36,284)
Less: Impairment		(8,849)	—
Property and equipment, net		$4,426	$4,355

Total depreciation expense was $1.1 million and $0.4 million for the three-month periods ended June 30, 2024 and 2025, respectively, and $2.3 million and $0.5 million for the six-month periods ended June 30, 2024 and 2025, respectively.

As a result of the impairment triggers identified during the year ended December 31, 2024, the Company completed a quantitative assessment of the Company's long-lived assets for recoverability. Based on the quantitative assessment performed, management concluded that the assets were not recoverable. The Company completed a full review of its assets using the cost approach, considering economic obsolescence, and recorded an impairment charge of $8.8 million, consisting of $4.9 million for equipment and tooling, $3.2 million for leasehold improvements, $0.6 million for computer equipment and $0.1 million for furniture and fixtures. As of June 30, 2025, the asset costs reflect the impact of the impairment recorded in 2024.

Note 5. Software

Software consisted of the following (in thousands):

		December 31, 2024				June 30, 2025
						(unaudited)
	Useful Life	Gross carrying amount	Accumulated amortization	Impairment	Net balance	Gross carrying amount	Accumulated amortization	Impairment	Net balance

Acquired software and Software for internal use	3 to 7 years	$16,943	$(16,104)	$(505)	$334	$16,608	$(16,171)	$—	437
Software marketed for external sale	3 years	22,789	(10,569)	(562)	11,658	25,240	(12,286)	(159)	12,795
Total		$39,732	$(26,673)	$(1,067)	$11,992	$41,848	$(28,457)	$(159)	$13,232

Amortization of acquired software and software for internal use is computed using the straight-line method over an estimated useful life of generally three to seven years. Amortization expense recognized on acquired software and software for internal use is reflected in Depreciation and amortization expense in the consolidated statements of operations and comprehensive loss. Amortization expense was $0.1 million and $30 thousand for the three-month periods ended June 30, 2024 and 2025, respectively. Amortization expense was $0.2 million and $0.1 million for the six-month periods ended June 30, 2024 and 2025, respectively.

Amortization expense recognized on software to be sold or marketed externally was $0.9 million for the three-month period ended June 30, 2024 and $0.8 million for the three-month period ended June 30, 2025, respectively, and $1.8 million and $1.7 million for the six-month periods ended June 30, 2024 and 2025, respectively, and is included in Cost of revenues in the consolidated statements of operations and comprehensive loss.

As a result of the impairment triggers identified during the year ended December 31, 2024, the Company completed a quantitative assessment on the Company's long-lived assets for recoverability. Based on quantitative assessment performed, management concluded that certain assets were not recoverable and recorded an impairment charge of $0.5 million. As of June 30, 2025, the gross carrying amount of acquired software and software for internal use reflects the impact of the impairment.

The Company completes a net realizable value test on its software to be marketed for external sale for impairment at each reporting period. At June 30, 2025, the Company identified one product where the net realizable value was below the unamortized capitalized costs of that product and recognized a $0.2 million impairment. At December 31, 2024, the Company identified one product where the net realizable value was below the unamortized capitalized costs of that product and recognized a $0.6 million impairment. As of June 30, 2025, the gross carrying amount of the software marketed for external sale reflects the impact of the 2024 impairment recognized.

Based on capitalized software assets at June 30, 2025, estimated amortization expense in future fiscal years is as follows (unaudited and in thousands):

Year ending December 31,	Acquired software and Software for internal use	Software marketed for external sale	Total
2025 (July - December)	206	1,745	1,951
2026	140	3,824	3,964
2027	91	3,612	3,703
2028	—	2,864	2,864
2029	—	750	750
Total amortization	$437	$12,795	$13,232

Note 6. Goodwill and intangible assets

There was no change in the carrying amount of goodwill or intangible assets during the three-month period ended June 30, 2025 (unaudited).

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

As of December 31, 2024 and June 30, 2025, the Company's single reporting unit had a negative carrying value and no further impairment of goodwill was recorded.

For the year ended December 31, 2024, the Company completed an assessment of the customer relationship intangible and determined that the fair value of its customer relationship intangible was negative and the entire value was impaired, resulting in an full impairment loss of $6.6 million.

Intangible assets amortization expense was $0.4 million for the three-month period ended June 30, 2024 and $0.8 million for the six-month period ended June 30, 2024. As the customer relationship intangible asset was fully impaired as of December 31, 2024, there was no amortization expense for the three-month and six- month periods ended June 30, 2025 (unaudited).

Note 7. Debt

At June 30, 2025, the Company had $21.5 million outstanding under its term loan facility and $45.0 million outstanding under its revolving credit facility. As of June 30, 2025, the Company had no availability left under its revolving credit facility (unaudited).

The following table reflects the breakdown of term loan and revolving credit facilities at December 31, 2024 and June 30, 2025 (in thousands):

	December 31,	June 30,
	2024	2025
		(unaudited)
Term loan facility	$22,781	$21,469
Revolving credit facility	45,000	45,000
Less: debt issuance costs on term loan facility	(142)	(133)
Total debt, net	67,639	66,336
Less: Current portion of long-term debt, net	(67,639)	(66,336)
Total long-term debt, net	$—	$—

As of December 31, 2024, the effective interest rate on the term loan facility was 10.24%. As of June 30, 2025, the effective interest rate on the term loan facility was 10.24% (unaudited).

As of December 31, 2024, the weighted-average interest rate for borrowings outstanding under the revolving credit facility was 8.73%. As of June 30, 2025, the weighted-average interest rate for borrowings outstanding under the revolving credit facility was 9.13% (unaudited).

In addition to the interest charged on the term loan facility and the revolving credit facility, as a result of the covenant violation, the bank converted the term loan and revolving credit facilities to Base Rate loans on the default date and has imposed an additional 2% interest penalty on all outstanding amounts until the events of default are cured.

As of June 30, 2025, the Company has ceased making the required quarterly principal and interest payments on the term loan and the periodic interest payments on the revolving credit facility.

The maturity date of the term loan facility and the revolving credit facility, with all amounts outstanding, becoming due and payable in full, is November 17, 2026 (the “Maturity Date”).

Loan covenants and violations

The Amended Credit Agreement is subject to financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants. As of June 30, 2025, the Company was not in compliance with its quarterly consolidated fixed charge coverage ratio and consolidated leverage ratio covenants. These events of default afford Bank of America the right to declare the amounts immediately due and payable on the outstanding term loan principal amount of $21.5 million and the outstanding revolving credit facility amount of $45.0 million. Although the Company continues regular discussions with the lender to address its noncompliance of the covenants, it has been unable to obtain a waiver of the defaults from the lender, or otherwise refinance the indebtedness. There can be no assurances that the lender will provide a waiver and could declare the Company in default and accelerate all amounts due under the term loan facility and the revolving credit facility.

The term loan facility and revolving credit facility mature on November 17, 2026, however, the covenant violation gives the bank the right to require immediate payment of the outstanding amounts. Accordingly, the entire $21.5 million outstanding on the term loan facility and the $45.0 million outstanding under the revolving credit facility are classified as current and included in Current portion of long-term debt, net on the consolidated balance sheet as of June 30, 2025. Further, the $0.1 million of unamortized debt issuance costs associated with the term loan facility are classified as current and included in Current portion of long-term debt, net and $0.3 million of unamortized debt issuance costs associated with the revolving credit facility are classified as current and included in Other current assets on the consolidated balance sheet as of June 30, 2025. If the bank requires immediate repayment of the outstanding term loan facility and revolving credit facility, the Company would be required to write-off these unamortized debt issuance costs upon extinguishment of the debt (unaudited).

Interest expense

Net interest expense, including bank charges and amortization of debt issuance costs on the debt, was $1.4 million and $2.3 million for the three-month periods ended June 30, 2024 and 2025, respectively and $2.3 million and $4.3 million for the six-month periods ended June 30, 2024 and 2025, respectively (unaudited). The increase in interest expense is mostly due to the increase in the interest rate and applicable margin on the term loan facility, the addition of interest expense on the revolving credit facility and the additional 2% penalty being assessed by the lender while the Company is in default.

Note 8. Employee benefit plans

The Company’s significant employee benefit plans currently consist of a defined contribution plan in the United States and a separate defined contribution plan in the UK. The Company does not offer any other elective postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. regular, full-time employees are eligible to participate in the Cambium Networks, Inc. 401(k) Plan, which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code. Under the Cambium Networks, Inc. 401(k) Plan, the Company contributes a dollar-for-dollar match of the first 4% an employee contributes to the plan. Employees are eligible to participate on the first day of the month following their date of hire and begin receiving company contributions three months after they become eligible to participate in the plan. Company matching contributions are made each pay period, but the funds to not vest until the employee's second anniversary of employment with the Company. Employees are always fully vested in their own contributions. All contributions, including the Company match, are made in cash and invested in accordance with the participants' investment elections. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $0.2 million and $0.2 million for the three-month periods ended June 30, 2024 and 2025, respectively and $0.4 million and $0.4 million for the six-month periods ended June 30, 2024 and 2024, respectively (unaudited).

UK plan

Regular, full-time UK employees are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan. Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% and a company contribution rate of 5% of the employee’s basic salary. The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%. Company matching contributions vest immediately and employees are always vested in their own contributions. All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period. The total contributed by the Company under this plan was $0.1 million and $0.1 million for the three-month periods ended June 30, 2024 and 2025, respectively, and $0.2 million and $0.2 million for the six-month periods ended June 30, 2024 and 2025, respectively (unaudited).

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

Share-based compensation

The following table shows total share-based compensation expense for the three-month and six-month periods ended June 30, 2024 and 2025 (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Cost of revenues	$51	$21	$84	$76
Research and development	920	545	1,865	1,447
Sales and marketing	486	183	994	540
General and administrative	1,104	695	2,204	1,458
Total share-based compensation expense	$2,561	$1,444	$5,147	$3,521

Share options

The Company's time-based share options typically have a contractual term of ten years from grant date and typically vest over a four-year period. The Company recognizes compensation expense associated with its time-based share options on a straight-line basis over the requisite service period.

The following is a summary of option activity for the Company’s share incentive plans for the six-month period ended June 30, 2025 (unaudited):

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2024	5,418,312	$9.70	7.2	$—
Options granted	—	$—	—	$—
Options exercised	—	$—	—	$—
Options expired	(84,539)	$9.40	—	$—
Options forfeited	(46,450)	$5.30	—	$—
Outstanding at June 30, 2025	5,287,323	$9.74	6.7	$—
Options exercisable at June 30, 2025	3,446,801	$11.61	5.7	$—
Options vested and expected to vest at June 30, 2025	5,204,769	$9.82

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. There were no share options granted during the six-month period ended June 30, 2025.

The fair value of share options is estimated using the following weighted-average assumptions (unaudited):

	Six months ended June 30,
	2024	2025
Expected dividend yield	—	N/A
Risk-free interest rate	4.38%	N/A
Weighted-average expected volatility	76.7%	N/A
Expected term (in years)	5.8	N/A
Weighted average grant-date fair value per share of options granted	$2.71	N/A

At June 30, 2025, there was $7.0 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested time-based share option awards. The unrecognized share-based compensation expense is expected to be recognized through the second quarter of 2028 (unaudited).

Restricted shares

The Company's time-based RSUs typically vest over a four-year period. The Company recognizes compensation expense associated with its time-based RSUs on a straight-line basis over the four-year requisite service period.

The following is a summary of restricted shares activity for the Company’s share incentive plan for the six-month period ended June 30, 2025 (unaudited):

	Units	Weighted average grant date fair value
RSU balance at December 31, 2024 [1]	1,263,210	$5.29
RSUs granted	—	$—
RSUs vested	(149,688)	$9.78
RSUs forfeited [1]	(85,883)	$9.36
RSU balance at June 30, 2025	1,027,639	$4.30

1 Includes time-based RSUs and the performance-based RSUs for which a grant date has been established, as described below.

Of the 149,688 RSUs vested, the Company withheld 42,925 of those shares to pay the employees’ portion of the minimum payroll withholding taxes due at vesting.

The fair value of the RSUs is based on the fair value of the Company's ordinary shares on the grant date. There were no RSUs granted during the six-month period ended June 30, 2025.

As of June 30, 2025, there was $3.2 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested time-based restricted share units. The unrecognized compensation expense is expected to be recognized through the fourth quarter of 2028 (unaudited).

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

For the three-month and six-month periods ended June 30, 2024, the Company recognized $0.2 million and $0.4 million, respectively, of share-based compensation expense related to the ESPP. The Company did not recognize share-based compensation expense related to the ESPP for the three-month and six-month periods ended June 30, 2025. There were 279,403 shares issued under the ESPP during the three-month and six-month periods ended June 30, 2024, and there were no shares issued under the ESPP during the three-month and six-month periods ended June 30, 2025 (unaudited).

Note 10. Loss per share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed using the treasury method by giving effect to all potentially dilutive ordinary share equivalents outstanding for the period. For purposes of this calculation, share options, RSUs, and ESPP awards are considered to be ordinary share equivalents but are excluded from the calculation of diluted loss per share when including them would have an anti-dilutive effect. Performance-based share awards are only included in the calculation of diluted loss per share if the performance metric would have been achieved as of June 30, 2025 if that had been the end of the contingency period. The following table sets forth the computation of basic and diluted net loss per share (unaudited and in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

Numerator:
Net loss	$(14,246)	$(9,125)	$(32,694)	$(21,141)
Denominator:
Basic weighted average shares outstanding	27,902,956	28,698,597	27,876,280	28,663,817
Diluted weighted average shares outstanding	27,902,956	28,698,597	27,876,280	28,663,817
Net loss per share, basic	$(0.51)	$(0.32)	$(1.17)	$(0.74)
Net loss per share, diluted	$(0.51)	$(0.32)	$(1.17)	$(0.74)

In the computation of diluted loss per share for the three-month and six-month periods ended June 30, 2024 and 2025, the Company did not include any share equivalents because their inclusion would have been anti-dilutive (unaudited).

Note 11. Income taxes

Due to forecasting uncertainty for 2024 and 2025, the Company's provision for income taxes at June 30, 2024 and June 30, 2025 are based on the three-month and six-month year-to-date actual results. The Company recorded a provision for income taxes of $0.6 million for the three-month period ended June 30, 2024 and a provision for income taxes of $0.3 million for the three-month period ended June 30, 2025, with an effective tax rate of (4.1)% and (2.9)%, respectively. For the three-month period ended June 30, 2024, the Company's effective tax rate of (4.1)% was different from the statutory rate of 21.0%, primarily due to an increase in the valuation allowance on the net deferred tax assets of the UK company. For the three-month period ended June 30, 2025, the Company’s effective tax rate of (2.9)% was different from the statutory rate of 21.0%, primarily due to an increase in the valuation allowance on the net deferred tax assets of the Company, maintaining a full valuation allowance on the net deferred tax assets.

The Company recorded a provision for income taxes of $2.5 million for the six-month period ended June 30, 2024 and a provision for income taxes of $0.6 million for the six-month period ended June 30, 2025, with an effective tax rate of (8.2)% and (3.1)%, respectively. For the six-month period ended June 30, 2024, the Company's effective tax rate of (8.2)% was different from the statutory rate of 21.0%, primarily due to the establishment of a deferred tax liability on hypothetical withholding tax on non-permanent investment in subsidiaries. For the six-month period ended June 30, 2025, the Company's effective tax rate of (3.1)% was different from the statutory rate of 21.0%, primarily due to an increase in the valuation allowance on the net deferred tax assets of the Company, maintaining a full valuation allowance on the net deferred tax assets.

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

Indemnification

The Company generally indemnifies its distributors against claims brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark or violates any other proprietary rights of that third party. Although the Company generally tries to limit the maximum amount of potential future liability under its indemnification obligations, in certain agreements this liability may be unlimited. The maximum potential amount of future payments the Company may be required to make under these indemnification agreements is not estimable. The Company did not make any payments under indemnification agreements for the three-month and six-month periods ended June 30, 2024 or 2025 (unaudited).

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

As the Company operates solely within one segment, total assets, property and equipment, net and software, net are reported at the consolidated level on the consolidated balance sheets. The Company's assets include both current and long-lived assets. As of December 31, 2024 and June 30, 2025, segment assets were equal to total consolidated assets included in the consolidated balance sheets of $173.7 million and $148.7 million, respectively.

The Company's long-lived assets, including the Company's property and equipment, software, operating lease right-of-use assets, goodwill and intangibles, and noncurrent assets, but excluding deferred tax assets, recognized in the consolidated balance sheets were geographically located as follows (in thousands):

	December 31,	June 30,
	2024	2025
		(unaudited)
North America	$20,303	$24,399
Europe, Middle East, Africa	15,101	19,465
Asia Pacific	1,773	1,559
Caribbean and Latin America	13	—

Depreciation and amortization, impairment, property and equipment additions and capital software additions are reported at the consolidated level on the consolidated statements of cash flows. Additional significant non-cash items include the following (unaudited and in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Share-based compensation	$2,561	$1,444	$5,147	$3,521
Provision for inventory excess and obsolescence	1,364	(217)	6,515	(1,653)

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

Disaggregation of revenues

Revenues by product category were as follows (unaudited and in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2025		2024		2025
	(As Restated)				(As Restated)
Point-to-Multi-Point	$19,520	43%	$11,952	30%	$38,338	41%	$25,101	34%
Point-to-Point	14,379	32%	10,999	28%	28,204	31%	19,461	27%
Enterprise	10,003	22%	15,395	39%	23,087	25%	26,659	36%
Other	1,331	2%	1,047	3%	2,674	3%	1,914	3%
Total Revenues	$45,233	100%	$39,393	100%	$92,303	100%	$73,135	100%

The Company’s products are predominately distributed through a third-party logistics providers in the United States, Netherlands and Vietnam. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations.

Revenues by geography were as follows (unaudited and in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2025		2024		2025
	(As Restated)				(As Restated)
North America	$19,315	43%	$19,669	50%	$44,453	48%	$38,059	52%
Europe, Middle East and Africa	15,945	35%	11,633	30%	28,486	31%	22,687	31%
Caribbean and Latin America	5,430	12%	3,512	9%	10,039	11%	4,870	7%
Asia Pacific	4,543	10%	4,579	12%	9,325	10%	7,519	10%
Total Revenues	$45,233	100%	$39,393	100%	$92,303	100%	$73,135	100%

Contract balances

The following table summarizes contract balances as of December 31, 2024 and June 30, 2025 (in thousands):

	December 31, 2024	June 30, 2025
		(unaudited)
Trade accounts receivable, net of allowance for estimated credit losses	$40,404	$36,797
Deferred revenue - current	8,616	8,357
Deferred revenue - noncurrent	12,182	12,750
Accrued sales returns	5,687	5,673

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

The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables. The Company’s standard credit terms with its customers are generally net 30 to 60 days. The Company had one customer representing more than 10% of trade receivables at December 31, 2024 and one customer representing more than 10% of trade receivables at June 30, 2025.

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods associated with performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of the reporting date. The Company's remaining performance obligations relate primarily to software subscriptions and extended warranty, which are recognized as revenue over time and presented as deferred revenue in the consolidated balance sheets.

There have been no material changes in the amount or timing of recognition of the Company's remaining performance obligations from those disclosed in the Company's Comprehensive Form 10-K for the year ended December 31, 2024 (unaudited).

Revenue recognized during the three-month period ended June 30, 2025 which was previously included in deferred revenues as of December 31, 2024 was $2.3 million, compared to $2.4 million of revenue recognized during the three-month period ended June 30, 2024, which was previously included in deferred revenues as of December 31, 2023. Revenue recognized during the six-month period ended June 30, 2025, which was previously included in deferred revenues as of December 31, 2024 was $5.0 million, compared to $5.1 million of revenue recognized during the six-month period ended June 30, 2024, which was previously included in deferred revenues as of December 31, 2023 (unaudited).

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

For the three-month and six-month periods ended June 30, 2024 and 2025, the Company did not have any material related party transactions to disclose (unaudited).

Note 16. Restructuring

In 2023, the Company initiated two corporate cost reductions plans, the first in August 2023 and the second in November 2023, to better align Cambium's cost structure with current economic conditions and position the Company to achieve near-term and long-term targets to maintain profitability, improve cash flow and maintain a strong balance sheet. The cost reductions include a reduction in the Company's workforce and primarily include one-time termination costs. All costs under these 2023 plans were recognized by December 31, 2024 and reductions under these plans are complete. As of December 31, 2024, the Company had a restructuring liability of $0.1 million related to the November 2023 restructuring, which was included in Accrued liabilities in the Company's consolidated balance sheet and was paid in the first quarter of 2025.

On February 24, 2025, the Company announced and initiated another cost reduction plan.

During the three-month period ended June 30, 2025, the Company incurred additional restructuring charges under the February 2025 plan related to one-time termination costs of approximately $1.8 million which is included in cost of revenues and all operating expense lines in the Company's consolidated statements of operations and comprehensive loss. Through June 30, 2025, the Company paid $1.6 million, which consists of the $0.1 million outstanding at December 31, 2024 plus an additional $1.5 million of the costs incurred during the three-month period ended June 30, 2025. As of June 30, 2025, the Company has a restructuring liability of $0.3 million, which is included in Accrued liabilities in the consolidated balance sheets and is expected to be paid in the third quarter of 2025 (unaudited).

The following table reflects the restructuring liability activity for the six-month period ended June 30, 2025 (unaudited and in thousands):

Restructuring liability at December 31, 2024	$55
Restructuring charges- February 2025 restructuring	1,799
Costs paid - November 2023 restructuring	(55)
Costs paid - February 2025 restructuring	(1,539)
Restructuring liability at June 30, 2025	$260

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes thereto of Cambium Networks Corporation (“Cambium”, “we”, “our”, or “us”) included elsewhere in this Quarterly Report on Form 10-Q and with the financial statements and related notes and Management’s Discussion and Analysis in our Comprehensive Form 10-K for the fiscal year ended December 31, 2024, filed April 7, 2026. In our Comprehensive Form 10-K for the year ended December 31, 2024, we restated financial statements for the three-month and six- month periods ended June 30, 2024. The financial results included herein for this period reflect the impact of the restatement. Results for the three-month period ended June 30, 2025 are not necessarily indicative of the results that may be expected for any period in the future.

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

Restatement

During the course of preparing our financial statements for the fiscal year ended December 31, 2024, we identified material weaknesses in our internal controls over financial reporting that led to errors in the financial statements previously filed for the three-month and six-month periods ended June 30, 2024. The financial results included herein for the three-month and six-months periods ended June 30, 2024 reflect the impact of this restatement. Refer to the Explanatory Note and Note 19. Restatement of previously issued unaudited interim financial statements in the Notes to the consolidated financial statements included the Comprehensive Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 7, 2026, for a discussion of the drivers and impact of the restatement.

Financial results for the three-month period ended June 30, 2025

•
Total revenue was $39.4 million, a decrease of 12.9% year-over-year
•
Gross margin was 40.8%
•
Total costs of revenues and operating expenses, including impairment, were $46.0 million
•
Operating loss was $6.6 million
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

Operating expenses

We classify our operating expenses as research and development, sales and marketing, and general and administrative expense. Personnel costs are the primary component of each of these operating expense categories, which consist of costs such as salaries, sales commissions, benefits, and bonuses, as well as share-based compensation expense. Depreciation and amortization of long-lived assets is separately disclosed in the statements of operations and comprehensive loss. In 2025, we recorded impairment of software for external sale and this is separately disclosed in the statements of operations.

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

Impairment

Impairment expense consists of amounts recorded to impair our software and long-lived assets.

Provision for income taxes

Our provision for income taxes consists primarily of income taxes in the jurisdictions in which we conduct business. Management assesses our deferred tax assets in each reporting period, and if it is determined that it is not more likely than not to be realized, we will record a valuation allowance in that period.

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations for the three-month and six-month periods ended June 30, 2024 compared to the three-month and six-month periods ended June 30, 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2025	2024	2025
	(As Restated)		(As Restated)
Statements of Operations Data:
Product	$40,434	$34,639	$82,612	$63,766
Subscriptions and services	4,799	4,754	9,691	9,369
Total revenues	45,233	39,393	92,303	73,135
Cost of revenues:
Product	28,687	21,227	59,546	38,139
Subscriptions and services	1,840	2,105	4,044	4,324
Total cost of revenue	30,527	23,332	63,590	42,463
Gross profit:
Product	11,747	13,412	23,066	25,627
Subscriptions and services	2,959	2,649	5,647	5,045
Total gross profit	14,706	16,061	28,713	30,672
Operating expenses
Research and development	9,149	7,412	19,948	16,767
Sales and marketing	9,706	8,162	19,427	16,580
General and administrative	6,472	6,439	13,906	12,744
Depreciation and amortization	1,669	454	3,302	591
Impairment	—	159	—	159
Total operating expenses	26,996	22,626	56,583	46,841
Operating loss	(12,290)	(6,565)	(27,870)	(16,169)
Interest expense, net	1,396	2,336	2,277	4,307
Other expense (income), net	3	(34)	62	29
Loss before income taxes	(13,689)	(8,867)	(30,209)	(20,505)
Provision for income taxes	557	258	2,485	636
Net loss	$(14,246)	$(9,125)	$(32,694)	$(21,141)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
	(As Restated)		(As Restated)
Percentage of Revenues:
Product	89.4%	87.9%	89.5%	87.2%
Subscriptions and services	10.6%	12.1%	10.5%	12.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Product	70.9%	61.3%	72.1%	59.8%
Subscriptions and services	38.3%	44.3%	41.7%	46.2%
Total cost of revenue	67.5%	59.2%	68.9%	58.1%
Gross profit:
Product	29.1%	38.7%	27.9%	40.2%
Subscriptions and services	61.7%	55.7%	58.3%	53.8%
Total gross profit	32.5%	40.8%	31.1%	41.9%
Operating expenses
Research and development	20.2%	18.8%	21.6%	22.9%
Sales and marketing	21.5%	20.7%	21.0%	22.7%
General and administrative	14.3%	16.3%	15.1%	17.4%
Depreciation and amortization	3.7%	1.2%	3.6%	0.8%
Impairment	(—)%	0.4%	(—)%	0.2%
Total operating expenses	59.7%	57.4%	61.3%	64.0%
Operating loss	(27.2)%	(16.7)%	(30.2)%	(22.1)%
Interest expense, net	3.1%	5.9%	2.5%	5.9%
Other expense, net	0.0%	(0.1)%	0.1%	0.0%
Loss before income taxes	(30.3)%	(22.5)%	(32.7)%	(28.0)%
Provision for income taxes	1.2%	0.7%	2.7%	0.9%
Net loss	(31.5)%	(23.2)%	(35.4)%	(28.9)%

Comparison of three-month period ended June 30, 2024 to the three-month period ended June 30, 2025

Revenues

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Product	$40,434	$34,639	$(5,795)	(14.3)%
Subscriptions and services	4,799	4,754	$(45)	(0.9)%

Product revenues decreased $5.8 million, or 14.3%, from $40.4 million for the three-month period ended June 30, 2024, to $34.6 million for the three-month period ended June 30, 2025, with the largest decrease in our point-to-multi-point and point-to-point product categories, mostly driven by lower demand and impacts from our factory move, partially offset by increased revenues in our enterprise product category.

Subscriptions and services revenues remained flat for the three-month period ended June 30, 2024 to the three-month period ended June 30, 2025. The slight decrease was primarily due to lower services revenue, mostly offset by higher software subscriptions revenue due to increased volume of subscriptions.

Revenues by product category

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Point-to-Multi-Point	$19,520	$11,952	$(7,568)	(38.8)%
Point-to-Point	14,379	10,999	(3,380)	(23.5)%
Enterprise	10,003	15,395	5,392	53.9%
Other	1,331	1,047	(284)	(21.3)%
Total revenues by product category	$45,233	$39,393	$(5,840)	(12.9)%

Point-to-Multi-Point

Our PMP product revenues decreased $7.6 million, or 38.8%, from the three-month period ended June 30, 2024 to 2025. The decrease in point-to-multi-point revenues was driven by lower revenues across all regions, mostly due to lower demand from our service providers for our ePMP products.

Point-to-Point

PTP product revenues decreased $3.4 million, or 23.5%, from the three-month period ended June 30, 2024 to 2025 mostly driven by lower demand for PTP products for defense and PTP products in unlicensed spectrum.

Enterprise

Enterprise product revenues increased $5.4 million, or 53.9%, from the three-month period ended June 30, 2024 to 2025. Enterprise revenues increased in all regions, with the largest increase in North America, with higher demand for switching products.

Revenues by geography

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
North America	$19,315	$19,669	$354	1.8%
Europe, Middle East, Africa	15,945	11,633	(4,312)	(27.0)%
Caribbean and Latin America	5,430	3,512	(1,918)	(35.3)%
Asia Pacific	4,543	4,579	36	0.8%
Total revenues by geography	$45,233	$39,393	$(5,840)	(12.9)%

Revenues decreased in Europe, Middle East, Africa and Caribbean and Latin America and remained flat in North America and Asia Pacific from the three-month period ended June 30, 2024 to June 30, 2025. North America revenues increased $0.4 million, or 1.8%, driven mostly by higher enterprise product revenues with higher demand for switching products partially offset by lower demand for Wi-Fi 6 products, mostly offset by lower PMP and PTP product revenues across all products in these categories. Europe, Middle East, Africa revenues decreased by $4.3 million, or 27.0%, mostly driven by decreased PMP product revenues due to lower demand for ePMP products, along with lower PTP products driven by lower demand for defense products, partially offset by higher enterprise product revenues due to higher demand for Wi-Fi 6 products. Caribbean and Latin America revenues decreased $1.9 million, or 35.3%, mostly driven by lower PTP and PMP product revenues, partially offset by higher enterprise product revenues. Asia Pacific revenues remained flat, mostly driven by increased enterprise product revenues, mostly offset by lower PMP and PTP revenues due to lower demand.

Cost of revenues and gross margin

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Product	$28,687	$21,227	$(7,460)	(26.0)%
Gross margin	29.1%	38.7%		960 bps

Subscriptions and services	$1,840	$2,105	$265	14.4%
Gross margin	61.7%	55.7%		(600) bps

Cost of revenues for products decreased $7.5 million, or 26.0%, from $28.7 million for the three-month period ended June 30, 2024 to $21.2 million for the three-month period ended June 30, 2025. The decrease in cost of revenues was primarily driven by lower revenues along with a $1.6 million decrease in excess and obsolescence reserve and $6.7 million decrease in loss on supplier commitment expense.

Cost of revenues for subscriptions and services increased $0.3 million, or 14.4%, from $1.8 million for the three-month period ended June 30, 2024 to $2.1 million for the three-month period ended June 30, 2025. The increase in cost of revenues was primarily due to increased software subscription costs.

Gross margin for products increased from 29.1% for the three-month period ended June 30, 2024 to 38.1% for the three-month period ended June 30, 2025. The increase primarily reflects the impact from the decrease in our excess and obsolescence reserve and loss on supplier commitment expense.

Gross margin for subscriptions and services decreased from 61.7% for the three-month period ended June 30, 2024 to 55.7% for the three-month period ended June 30, 2025. The decrease primarily reflects the impact of change in product mix.

Operating expenses

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Research and development	$9,149	$7,412	$(1,737)	(19.0)%
Sales and marketing	9,706	8,162	(1,544)	(15.9)%
General and administrative	6,472	6,439	(33)	(0.5)%
Depreciation and amortization	1,669	454	(1,215)	(72.8)%
Impairment	—	159	159	100.0%
Total operating expenses	$26,996	$22,626	$(4,370)	(16.2)%

Research and development

Research and development expense decreased $1.7 million, or 19.0% from $9.1 million for the three-month period ended June 30, 2024 to $7.4 million for the three-month period ended June 30, 2025. The decrease in research and development expense was primarily due to $1.1 million lower staff-related costs, mostly due to a reduction in headcount from February 2025 restructuring activities, $0.4 million lower share-based compensation expense, $0.4 million lower outside contractor spend and $0.1 million lower lease-related expenses. These decreases were partially offset by $0.2 million due to lower capitalized software costs and $0.1 million lower UK research and development expenditure credit.

Sales and marketing

Sales and marketing expense decreased $1.5 million, or 15.9%, from $9.7 million for the three-month period ended June 30, 2024 to $8.2 million for the three-month period ended June 30, 2025. The decrease in sales and marketing expense was primarily due to $0.9 million lower staff-related costs, mostly due to the reduction in headcount from February 2025 restructuring, $0.5 million lower variable compensation expense, $0.3 million lower share-based compensation expense and $0.2 million other expenses. The decreases in sales and marketing expense were partially offset by $0.2 million higher outside contractor expenses and $0.1 million restructuring cost from the February 2025 restructuring.

General and administrative

General and administrative expense remained flat for the three-month period ended June 30, 2024 to the three-month period ended June 30, 2025. The decrease in general and administrative expense was primarily due to $0.4 million lower staff-related costs due to employee attrition, $0.4 million lower share-based compensation expense, $0.3 million lower bad debt expense, $0.2 million lower other professional fees and $0.1 million lower nonrecurring expense mostly related to the headquarters office move in 2024. The decreases in general and administrative expense were partially offset by $0.8 million higher legal spend, $0.5 million higher contractor spend due to employee attrition and $0.2 million higher audit fees.

Depreciation and amortization

Depreciation and amortization expense decreased $1.2 million, or 72.8% from $1.7 million for the three-month period ended June 30, 2024 to $0.5 million for the three-month period ended June 30, 2025. This decrease is mostly driven by lower intangible asset amortization and lower depreciation due to asset impairment in the third quarter of 2024.

Impairment

We incurred a $0.2 million impairment charge for the three-month period ended June 30, 2025, with no comparable charge for the three-month period ended June 30, 2024, associated with the impairment of our software marketed for external sale. Refer to Note 5. Software in our consolidated financial statements included in this Quarterly Report on Form 10-Q for details regarding the impairment recorded.

Interest expense, net

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Interest expense, net	$1,396	$2,336	$940	67.3%

Interest expense increased $0.9 million, or 67.3%, from $1.4 million for the three-month period ended June 30, 2024 to $2.3 million for the three-month period ended June 30, 2025. The increase was primarily due to an increase in the interest rate on the term loan and the addition of interest on the revolving credit facility and the 2% penalty assessed on both the term loan and revolving credit facility starting in the fourth quarter of 2024 as a result of the event of default.

Other expense, net

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Other income, net	$3	$(34)	$(37)	(1,233.3)%

Other expense, net for the three-month period ended June 30, 2024 remained flat compared to the three-month period ended June 30, 2025.

Provision for income taxes

	Three Months Ended June 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Provision for income taxes	$557	$258	$(299)	(53.7)%
Effective income tax rate	(4.1)%	(2.9)%

Due to forecasting uncertainty for 2024 and 2025, our provision for income taxes at June 30, 2024 and June 30, 2025 are based on 3-month year-to-date actual results. Our provision for income taxes was $0.6 million for the three-month period ended June 30, 2024 versus a provision for income taxes of $0.3 million for the three-month period ended June 30, 2025. The effective income tax rates were (4.1)% and (2.9)% over the same periods, respectively. For the three-month period ended June 30, 2024, the effective tax rate of (4.1)% was different from the statutory rate of 21.0% primarily due to an increase in the valuation allowance on the net deferred tax assets of the UK company. For the three-month period ended June 30, 2025, our effective tax rate of (2.9)% was different from the statutory rate of 21.0%, primarily due to an increase in the valuation allowance on the net deferred tax assets of the Company, maintaining a full valuation allowance on the net deferred tax assets.

Comparison of six-month period ended June 30, 2024 to the six-month period ended June 30, 2025

Revenues

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Product	$82,612	$63,766	$(18,846)	(22.8)%
Subscriptions and services	9,691	9,369	$(322)	(3.3)%

Product revenues decreased $18.8 million, or 22.8%, from $82.6 million for the six-month period ended June 30, 2024, to $63.8 million for the six-month period ended June 30, 2025, with the largest decrease in our point-to-multi-point and point-to-point product categories, mostly driven by lower demand, offset by increase in our enterprise product category.

Subscriptions and services revenues decreased $0.3 million, or 3.3% from $9.7 million for the six-month period ended June 30, 2024 to $9.4 million for the six-month period ended June 30, 2025. The decrease was primarily due to $0.8 million lower services revenue partially offset by $0.5 million higher software subscriptions revenue due to increased volume of subscriptions.

Revenues by product category

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Point-to-Multi-Point	$38,338	$25,101	$(13,237)	(34.5)%
Point-to-Point	28,204	19,461	(8,743)	(31.0)%
Enterprise	23,087	26,659	3,572	15.5%
Other	2,674	1,914	(760)	(28.4)%
Total revenues by product category	$92,303	$73,135	$(19,168)	(20.8)%

Point-to-Multi-Point

Our PMP product revenues decreased $13.2 million, or 34.5%, from the six-month period ended June 30, 2024 to 2025. The decrease in point-to-multi-point revenues was driven by lower revenues in all regions, mostly due to lower demand from our service providers for our 60 GHz, 28 GHz and ePMP products.

Point-to-Point

PTP product revenues decreased $8.7 million, or 31.0%, from the six-month period ended June 30, 2024 to 2025 in all regions, mostly driven by lower demand across all PTP products.

Enterprise

Enterprise product revenues increased $3.6 million, or 15.5%, from the six-month period ended June 30, 2024 to 2025. Enterprise revenues increased in all regions except Europe, Middle East, Africa, with the largest increase in North America, with higher demand for switching products partially offset by lower demand for Wi-Fi 6 products.

Revenues by geography

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
North America	$44,453	$38,059	$(6,394)	(14.4)%
Europe, Middle East, Africa	28,486	22,687	(5,799)	(20.4)%
Caribbean and Latin America	10,039	4,870	(5,169)	(51.5)%
Asia Pacific	9,325	7,519	(1,806)	(19.4)%
Total revenues by geography	$92,303	$73,135	$(19,168)	(20.8)%

Revenues decreased in all regions from the six-month period ended June 30, 2024 to June 30, 2025. North America revenues decreased $6.4 million, or 14.4%. The decrease in revenues in North America was driven mostly by decreased PTP revenues primarily due to lower demand for PTP accessories and defense, decreased PMP product revenues primarily due to lower demand for 60 GHz, products, partially offset by higher enterprise product revenues driven by improved demand for switching products partially offset by lower demand for Wi-Fi 6 products. Europe, Middle East, Africa revenues decreased by $5.8 million, or 20.4%, mostly driven by decreased enterprise product revenues due to lower demand for Wi-Fi 6 and switching products, decreased PMP product revenues due to lower demand for 28 GHz and ePMP products and lower PTP revenues driven by lower demand from defense. Caribbean and Latin America revenues decreased $5.2 million, or 51.5%, mostly driven by lower PTP and PMP product revenues partially offset by increased enterprise revenues. Asia Pacific revenues decreased $1.8 million, or 19.4%, mostly driven by decreased PMP and PTP revenues due to lower demand, partially offset by increased enterprise revenues, mostly for Wi-Fi 6 products.

Cost of revenues and gross margin

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Product	$59,546	$38,139	$(21,407)	(36.0)%
Gross margin	27.9%	40.2%		1230 bps

Subscriptions and services	$4,044	$4,324	$280	6.9%
Gross margin	58.3%	53.8%		(450) bps

Cost of revenues for products decreased $21.4 million, or 36.0%, from $59.5 million for the six-month period ended June 30, 2024 to $38.1 million for the six-month period ended June 30, 2025. The decrease in cost of revenues was primarily driven by lower revenues along with a $8.2 million decrease in excess and obsolescence reserve and $10.3 million decrease in loss on supplier commitment expense and $0.9 million of nonrecurring expenses incurred in 2025 related to moving certain manufacturing from Mexico to Thailand.

Cost of revenues for subscriptions and services increased $0.3 million, or 6.9%, from $4.0 million for the six-month period ended June 30, 2024 to $4.3 million for the six-month period ended June 30, 2025. The increase in cost of revenues was primarily due to increased volume of software subscriptions.

Gross margin for products increased from 27.9% for the six-month period ended June 30, 2024 to 40.2% for the six-month period ended June 30, 2025. The increase primarily reflects the impact from the decrease in our excess and obsolescence reserve and loss on supplier commitment expense partially offset by the impact of nonrecurring expense incurred in 2025 related to moving certain manufacturing from Mexico to Thailand.

Gross margin for subscriptions and services decreased from 58.3% for the six-month period ended June 30, 2024 to 53.8% for the six-month period ended June 30, 2025. The decrease primarily reflects the change in product mix.

Operating expenses

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Research and development	$19,948	$16,767	$(3,181)	(15.9)%
Sales and marketing	19,427	16,580	(2,847)	(14.7)%
General and administrative	13,906	12,744	(1,162)	(8.4)%
Depreciation and amortization	3,302	591	(2,711)	(82.1)%
Impairment	—	159	159	100.0%
Total operating expenses	$56,583	$46,841	$(9,742)	(17.2)%

Research and development

Research and development expense decreased $3.2 million, or 15.9% from $20.0 million for the six-month period ended June 30, 2024 to $16.8 million for the six-month period ended June 30, 2025. The decrease in research and development expense was primarily due to $1.7 million lower staff-related costs, mostly due to reductions in headcount from February 2025 restructuring activities, $0.6 million lower outside contractor spend, $0.4 million lower share-based compensation expense, $0.3 million lower lease related expenses, $0.2 million lower homologation and regulatory spend due to the timing and number of projects and $0.2 million lower engineering material costs. The decreases in research and development expense were partially offset by $0.3 million of restructuring cost incurred in 2025 for the February restructuring.

Sales and marketing

Sales and marketing expense decreased $2.8 million, or 14.7%, from $19.4 million for the six-month period ended June 30, 2024 to $16.6 million for the six-month period ended June 30, 2025. The decrease in sales and marketing expense was primarily due to $1.8 million lower staff-related costs, mostly due to reductions in headcount from February 2025 restructuring, $1.0 million lower variable compensation expense, $0.4 million lower share-based compensation expense, $0.2 million lower travel related expense, $0.1 million lower lease related expense and $0.1 million lower homologation/regulatory expense. The decreases in sales and marketing expense were partially offset by $0.7 million higher restructuring cost from the February 2025 restructuring.

General and administrative

General and administrative expense decreased $1.2 million, or 8.4%, from $13.9 million for the six-month period ended June 30, 2024 to $12.7 million for the six-month period ended June 30, 2025. The decrease in general and administrative expense was primarily due to $1.0 million lower staff-related costs due to employee attrition, $0.4 million of CFO turnover expense incurred in 2024, $0.7 million lower share-based compensation expense, $0.7 million lower bad debt expense, $0.3 million lower other professional fees, $0.2 million lower other expenses, $0.1 million lower nonrecurring expense related to the headquarters office move in the first quarter of 2024 and $0.1 million lower insurance expense. The decrease in general and administrative expenses was partially offset by $0.9 million higher legal fees, $0.8 million higher audit and tax expenses and $0.7 million higher outside contractor spend due to employee attrition.

Depreciation and amortization

Depreciation and amortization expense decreased $2.7 million, or 82.1% from $3.3 million for the six-month period ended June 30, 2024 to $0.6 million for the six-month period ended June 30, 2025. This decrease is mostly driven by million lower intangible asset amortization and lower depreciation due to asset impairments in the third quarter of 2024.

Impairment

We incurred a $0.2 million impairment charge for the six-month period ended June 30, 2025, with no comparable charge over the same time period in 2024, associated with the impairment of our property and equipment and software marketed for external sale. Refer to Note 5. Software in our consolidated financial statements included in this Quarterly Report on Form 10-Q for details regarding the impairment recorded.

Interest expense, net

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Interest expense, net	$2,277	$4,307	$2,030	89.2%

Interest expense increased $2.0 million, or 89.2%, from $2.3 million for the six-month period ended June 30, 2024 to $4.3 million for the six-month period ended June 30, 2025. The increase was primarily due to an increase in the interest rate on the term loan, the addition of interest on the revolving credit facility and the addition of the 2% penalty on both the term loan and revolving credit facility as a result of the event of default.

Other expense, net

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Other expense, net	$62	$29	$(33)	(53.2)%

Other expense, net expense for the six-month period ended June 30, 2024 remained flat compared to the six-month period ended June 30, 2025.

Provision for income taxes

	Six Months Ended June 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Provision for income taxes	$2,485	$636	$(1,849)	(74.4)%
Effective income tax rate	(8.2)%	(3.1)%

Due to forecasting uncertainty for 2024 and 2025, our provision for income taxes at June 30, 2024 and June 30, 2025 are based on 6-month year-to-date actual results. Our provision for income taxes was $2.5 million for the three-month period ended June 30, 2024 versus a provision for income taxes of $0.6 million for the three-month period ended June 30, 2025. The effective income tax rates were (8.2)% and (3.1)% over the same periods, respectively. In the three-month period ended June 30, 2024, the effective tax rate of (8.2)% was different from the statutory rate of 21.0% primarily due to the establishment of a deferred tax liability on hypothetical withholding tax on non-permanent investment in subsidiaries. For the three-month period ended June 30, 2025, our effective tax rate of (3.1)% was different from the statutory rate of 21.0%, primarily due to an increase in the valuation allowance on the net deferred tax assets of the Company, maintaining a full valuation allowance on the net deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2025, we had a cash balance of $27.8 million, a decrease of $7.1 million from December 31, 2024. Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We continue to focus on cost management, operating efficiency and efficient discretionary spending. We expect to regularly assess our liquidity needs and market conditions and may raise additional equity or seek additional capital through possible divestitures if and when our board of directors determines that doing so is in our best interest.

As of June 30, 2025, we were not in compliance with our quarterly fixed charge coverage ratio and quarterly consolidated leverage ratio covenants, and these defaults continued throughout 2025. In addition, in June 2025, we ceased paying principal and interest on the term loan and interest on the revolving credit facility. Such defaults afford Bank of America the right to declare the amounts outstanding thereunder immediately due and payable. We continue to work with the bank to address our noncompliance with the covenants, but have not been able to obtain a waiver of the defaults, or otherwise refinance such indebtedness. If we are not able to obtain a waiver of the defaults or otherwise refinance such indebtedness, and if the lender were to accelerate the maturity of our indebtedness under the Amended Credit Agreement, there is substantial uncertainty we would be able to secure capital resources to repay the amounts due. Please refer to Note 7. Debt in the Notes to the Unaudited Consolidated Financial Statements, regarding our debt outstanding under our credit facilities.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2025
	(As Restated)
Cash used in operating activities	$(13,481)	$(14,099)
Cash used in investing activities	$(6,952)	$(3,469)
Cash provided by (used in) financing activities	$44,318	$(1,338)

Cash flows from operating activities

Net cash used in operating activities for the six-month period ended June 30, 2024 of $13.5 million consisted of net loss of $32.7 million, adjustments for non-cash charges for depreciation and amortization and other non-cash impacts of $5.4 million, share-based compensation expense of $5.1 million, inventory excess and obsolescence expense of $6.5 million, estimate of credit losses of $0.9 million, and adjustments for an increase in deferred tax assets of $1.5 million, along with changes in operating assets and liabilities that resulted in net cash outflows of $0.3 million. The changes in operating assets and liabilities consisted primarily of a $8.4 million lower inventory as channel inventories are starting to decrease, $4.2 million lower accounts receivable due to lower sales mostly offset by $4.4 million higher income taxes receivable, $3.0 million lower accounts payable due to decreased purchases and timing of payments, $2.4 million lower other assets and liabilities, mostly due to adjustments for loss on supplier commitments and lower accrual for sales returns, $1.5 million higher prepaid assets due to additional supplier prepayments, $1.0 million lower accrued liabilities due to lower customer rebates and $0.5 million lower accrued employee compensation.

Net cash used in operating activities for the six-month period ended June 30, 2025 of $14.1 million consisted primarily of net loss of $21.1 million, adjustments for non-cash charges for depreciation and amortization and other non-cash impacts of $2.3 million, share-based compensation expense of $3.5 million and impairment charge of $0.2 million, offset by a reduction in inventory excess and obsolescence of $1.7 million and reduction in provision for estimated credit losses of $0.1 million, along with changes in operating assets and liabilities that resulted in net cash inflow of $2.8 million. The changes in operating assets and liabilities consisted primarily of $3.3 million reduction in receivables, $9.7 million reduction in inventories, $2.7 million reduction in prepaid expenses and $2.0 million reduction in accrued liabilities mostly due to lower revenues and $0.3 million lower accrued employee compensation, partially offset by $4.8 million decrease in accounts payable, $10.9 million lower other assets and liabilities due to an increase in noncurrent supplier prepayments and decrease in noncurrent loss on supplier commitments.

Cash flows from investing activities

Our investing activities for both periods presented consisted of capital expenditures for property, equipment, internal use software and capitalized labor costs for software to be marketed for sale in support of the growth of our business.

Cash flows from financing activities

During the six-month period ended June 30, 2024, net cash provided by financing activities of $44.3 million was primarily due to $45.0 million drawn down on the revolver and proceeds received of $0.7 million from the issuance of ordinary shares under our ESPP partially offset by $1.3 million repayment of principal due under the term loan facility with Bank of America.

During the six-month period ended June 30, 2025, net cash used by financing activities of $1.3 million was primarily due to repayment of principal due under our term loan facility.

Debt

As of June 30, 2025, we had $21.5 million outstanding on our term loan facility and $45.0 million outstanding on our revolving credit facility with Bank of America. The effective interest rate on the term loan facility at June 30, 2025 was 10.24% and the weighted-average interest rate on our revolving credit facility was 9.13%. We are required to make quarterly principal payments of $0.7 million under the term credit facility and quarterly interest payments under both the term loan facility and the revolving credit facility. For the first quarter of 2025, all quarterly principal and interest payments have been made in accordance with the terms of the credit agreement.

As of June 30, 2025, we were not in compliance with our quarterly fixed charge coverage ratio and quarterly consolidated leverage ratio covenants, and these defaults continued throughout all of 2025. In addition, in June 2025, we ceased paying the principal and interest on the term loan and interest on the revolving credit facility, resulting in a payment default which is also continuing. Such defaults afford the lender the right to declare the amounts outstanding under our credit agreement immediately due and payable. To provide us with the financing flexibility needed to meet our obligations as they come due over the next twelve months, we are actively seeking additional capital through possible divestitures and/or capital raising transactions and working with the lender to address our covenant non-compliance. If the lender were to accelerate the maturity of our indebtedness under the credit agreement, there is substantial uncertainty that we would be able to secure capital resources to repay the amounts due. Absent acceleration of payment, our term facility and revolving credit facility matures on November 17, 2026, at which time the outstanding principal and interest will be due. Refer to Note 7. Debt, to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

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

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Comprehensive Form 10-K for our fiscal year ended December 31, 2024, filed on April 7, 2026, for a more complete discussion of our critical accounting policies and estimates. Since the filing of our Comprehensive Form 10-K, there have been no material changes in our significant accounting estimates from those disclosed therein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three-month period ended June 30, 2025. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

We do not hold any cash in any investment accounts and all cash is deposited with financial institutions that management believes are of high credit quality. Our cash consists primarily of U.S. dollar denominated demand accounts.

We had $21.5 million outstanding on our term loan facility and $45.0 million outstanding on our revolving credit facility as of June 30, 2025. We are exposed to interest rate risk from fluctuations in the Prime Rate that is a component of the interest rate used to calculate interest expense on both the term and revolving credit facilities. Interest accrues on the outstanding principal amount of the term loan facility and revolving credit facility at a rate equal to the Prime Rate plus an applicable margin of 2.25%. At June 30, 2025, the effective interest rate on the term loan was 10.24%. A hypothetical 100-basis point increase in interest rates would result in an additional $0.2 million in interest expense related to the term credit facility per year. At June 30, 2025, the weighted-average interest rate on the revolving credit facility was 9.13%. A hypothetical 100-basis point increase in interest rates would result in an additional $0.5 million in interest expense related to the revolving credit facility per year. These rates do not include an additional 2% default rate penalty that was added on both the term loan and revolving credit facilities as a result of the events of default that first occurred during 2024.

There have been no other material changes in our market risk since December 31, 2024.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and interim principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and interim principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, previously reported in Part II, Item 9A of our Comprehensive 10-K for the year ended December 31, 2024.

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

Changes in internal control

We continue working towards implementing processes and procedures to address the material weaknesses noted above. Other than the ongoing remediation activities described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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