Form 10-Q
period 2025-09-30
Cambium Networks Corp
filed 2026-04-30
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Cambium Networks Corporation

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,	September 30,
	2024	2025
		(unaudited)
ASSETS
Current assets
Cash	$34,925	$9,733
Receivables, net of allowance for credit losses of $3,402 and $3,578	40,405	42,721
Inventories, net	41,990	30,904
Income taxes receivable	1,369	702
Prepaid expenses	11,667	6,806
Other current assets	6,182	6,642
Total current assets	136,538	97,508
Noncurrent assets
Property and equipment, net	4,426	3,998
Software, net	11,992	13,858
Operating lease right-of-use assets	6,254	5,965
Goodwill	874	874
Restricted cash	—	250
Other noncurrent assets	13,644	24,870
TOTAL ASSETS	$173,728	$147,323
LIABILITIES AND DEFICIT
Current liabilities
Accounts payable	$16,487	$14,814
Accrued liabilities	30,980	35,249
Employee compensation	3,755	3,018
Current portion of long-term debt, net	67,639	66,360
Deferred revenues	8,616	9,639
Other current liabilities	8,434	8,604
Total current liabilities	135,911	137,684
Noncurrent liabilities
Deferred revenues	12,182	13,097
Noncurrent operating lease liabilities	8,942	9,018
Deferred tax liabilities, net	1,508	1,508
Other noncurrent liabilities	18,422	14,313
Total liabilities	176,965	175,620
Commitments and contingencies (Note 12)
Shareholders' deficit
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2024 and September 30, 2025; 28,885,152 shares issued and 28,612,181 outstanding at December 31, 2024 and 29,113,490 shares issued and 28,718,944 outstanding at September 30, 2025	3	3
Additional paid in capital	163,441	168,410
Treasury shares, at cost, 272,971 shares at December 31, 2024 and 394,546 shares at September 30, 2025	(5,665)	(5,735)
Accumulated deficit	(158,855)	(188,526)
Accumulated other comprehensive loss	(2,161)	(2,449)
Total shareholders' deficit	(3,237)	(28,297)
TOTAL LIABILITIES AND DEFICIT	$173,728	$147,323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cambium Networks Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
	(As Restated)		(As Restated)
Revenues:
Product	$39,710	$38,270	$122,322	$102,036
Subscriptions and services	4,958	4,725	14,649	14,094
Total revenues	44,668	42,995	136,971	116,130
Cost of revenues:
Product	23,266	24,755	82,812	62,894
Subscriptions and services	1,932	1,805	5,976	6,129
Total cost of revenue	25,198	26,560	88,788	69,023
Gross profit:
Product	16,444	13,515	39,510	39,142
Subscriptions and services	3,026	2,920	8,673	7,965
Total gross profit	19,470	16,435	48,183	47,107
Operating expenses
Research and development	9,275	7,672	29,223	24,439
Sales and marketing	8,398	7,082	27,825	23,662
General and administrative	6,240	7,087	20,146	19,831
Depreciation and amortization	1,682	432	4,984	1,023
Impairment	24,973	—	24,973	159
Total operating expenses	50,568	22,273	107,151	69,114
Operating loss	(31,098)	(5,838)	(58,968)	(22,007)
Interest expense, net	1,702	2,412	3,979	6,719
Other expense (income), net	8	(61)	70	(32)
Loss before income taxes	(32,808)	(8,189)	(63,017)	(28,694)
Provision for income taxes	1,718	341	4,203	977
Net loss	$(34,526)	$(8,530)	$(67,220)	$(29,671)

Loss per share
Basic	$(1.22)	$(0.30)	$(2.40)	$(1.03)
Diluted	$(1.22)	$(0.30)	$(2.40)	$(1.03)
Weighted-average number of shares outstanding to compute net loss per share
Basic	28,217,453	28,831,946	27,990,835	28,720,476
Diluted	28,217,453	28,831,946	27,990,835	28,720,476
Comprehensive loss
Net loss	$(34,526)	$(8,530)	$(67,220)	$(29,671)
Foreign currency translation adjustment	(34)	(395)	(188)	(288)
Comprehensive loss	$(34,560)	$(8,925)	$(67,408)	$(29,959)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cambium Networks Corporation

Consolidated Statements of Shareholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Three Months Ended September 30, 2024
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at June 30, 2024 (As Restated)	28,209	$3	$158,578	$(5,660)	$(117,097)	$(1,769)	$34,055
Net loss (As Restated)	—	—	—	—	(34,526)	—	(34,526)
Share-based compensation	—	—	2,380	—	—	—	2,380
Issuance of vested shares	35	—	—	—	—	—	—
Treasury shares withheld for net settlement	(2)	—	—	(4)	—	—	(4)
Foreign currency translation	—	—	—	—	—	(34)	(34)
Balance at September 30, 2024 (As Restated)	28,242	$3	$160,958	$(5,664)	$(151,623)	$(1,803)	$1,871

	Nine Months Ended September 30, 2024
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2023 (As Restated)	27,835	$3	$152,768	$(5,624)	$(84,403)	$(1,615)	$61,129
Net loss (As Restated)	—	—	—	—	(67,220)	—	(67,220)
Share-based compensation	—	—	7,527	—	—	—	7,527
Issuance of ordinary shares under ESPP	314	—	663	—	—	—	663
Issuance of vested shares	104	—	—	—	—	—	—
Treasury shares withheld for net settlement	(11)	—	—	(40)	—	—	(40)
Foreign currency translation	—	—	—	—	—	(188)	(188)
Balance at September 30, 2024 (As Restated)	28,242	$3	$160,958	$(5,664)	$(151,623)	$(1,803)	$1,871

	Three Months Ended September 30, 2025
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' deficit
Balance at June 30, 2025	28,719	$3	$166,962	$(5,693)	$(179,996)	$(2,054)	$(20,778)
Net loss	—	—	—	—	(8,530)	—	(8,530)
Share-based compensation	—	—	1,448	—	—	—	1,448
Issuance of vested shares	239	—	—	—	—	—	—
Treasury shares withheld for net settlement	(78)	—	—	(42)	—	—	(42)
Foreign currency translation	—	—	—	—	—	(395)	(395)
Balance at September 30, 2025	28,880	$3	$168,410	$(5,735)	$(188,526)	$(2,449)	$(28,297)

	Nine Months Ended September 30, 2025
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' deficit
Balance at December 31, 2024	28,612	$3	$163,441	$(5,665)	$(158,855)	$(2,161)	$(3,237)
Net loss	—	—	—	—	(29,671)	—	(29,671)
Share-based compensation	—	—	4,969	—	—	—	4,969
Issuance of vested shares	389	—	—	—	—	—	—
Treasury shares withheld for net settlement	(121)	—	—	(70)	—	—	(70)
Foreign currency translation	—	—	—	—	—	(288)	(288)
Balance at September 30, 2025	28,880	$3	$168,410	$(5,735)	$(188,526)	$(2,449)	$(28,297)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cambium Networks Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2025
	(As Restated)
Cash flows from operating activities:
Net loss	$(67,220)	$(29,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,511	943
Amortization of software and intangible assets	4,305	2,553
Amortization of deferred debt issuance costs	235	179
Share-based compensation	7,642	4,969
Deferred income taxes	1,401	—
Provision for inventory excess and obsolescence	5,858	(1,972)
Provision for estimated credit losses	1,039	176
Impairment of goodwill	8,968	—
Impairment of customer relationship intangible	6,551	—
Impairment of software	505	159
Impairment of property and equipment	8,849	—
Impairment of right-of-use operating lease assets	100	—
Other	120	(87)
Change in assets and liabilities:
Receivables	4,430	(6,026)
Inventories	14,612	13,058
Prepaid expenses	(3,146)	4,865
Income taxes receivable	(901)	670
Accounts payable	1,440	(1,610)
Accrued employee compensation	(1,000)	(652)
Accrued liabilities	(1,947)	7,814
Other assets and liabilities	64	(13,859)
Net cash used in operating activities	(4,584)	(18,491)
Cash flows from investing activities:
Purchases of property and equipment	(5,974)	(384)
Purchases of software	(4,640)	(4,571)
Net cash used in investing activities	(10,614)	(4,955)
Cash flows from financing activities:
Proceeds from borrowing on revolver	45,000	—
Repayment of term loan	(2,625)	(1,312)
Issuance of ordinary shares under ESPP	663	—
Taxes paid from shares withheld	(38)	(70)
Net cash provided by (used in) financing activities	43,000	(1,382)
Effect of exchange rate on cash	(21)	(114)
Net increase (decrease) in cash	27,781	(24,942)
Cash, beginning of period	18,710	34,925
Cash and restricted cash, end of period	$46,491	$9,983

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$(972)	$149
Interest paid	$4,021	$3,583

Non-cash investing and financing activities:
Decrease in property, equipment and software unpaid or accrued in liabilities	$(1,431)	$(71)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$115	$667

Reconciliation of Cash and restricted cash at end of period:
Cash	$46,491	$9,733
Restricted cash	—	250
Total cash and restricted cash	$46,491	$9,983

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

Basis of Presentation

The unaudited consolidated financial statements include the accounts of Cambium Networks Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The consolidated financial statements as of September 30, 2025, and for the three-month and nine-month periods ended September 30, 2024 and 2025, and the related notes are unaudited. The unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and, in the opinion of management, reflect all adjustments, which comprise only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2025 and results of operations for the three-month and nine-month periods ended September 30, 2024 and 2025 and cash flows for the nine-month periods ended September 30, 2024 and 2025. The consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date. In the Company's Comprehensive Form 10-K for the year ended December 31, 2024, filed with the SEC on April 7, 2026, it restated financial statements for the three-month and nine-month periods ended September 30, 2024. The financial results included herein for these periods reflect the impact of the restatement.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in the Company’s Comprehensive Form 10-K and filed with the SEC on April 7, 2026. The results of operations for the three-month and nine-month periods ended September 30, 2025 are not necessarily indicative of the operating results to be expected for the full year.

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

As of September 30, 2025, the Company was not in compliance with its quarterly fixed charge coverage ratio and quarterly consolidated leverage ratio covenants. These defaults continue through the remainder of 2025 and into 2026. Such defaults afford the lender the right to declare the amounts outstanding immediately due and payable, and although the Company continues regular discussions with the lender, it has not been able to obtain a waiver of the defaults, or otherwise refinance such indebtedness. If the lender were to accelerate the maturity of the Company's indebtedness under the Amended Credit Agreement, the Company would not be able to repay the debt, and therefore, there is substantial uncertainty the Company would be able to continue as a going concern. The Company's obligations under the Amended Credit Agreement mature and become due and payable on November 17, 2026, absent acceleration by the lender. As of June 30, 2025, the Company ceased payment of principal and interest on the term loan and payment of interest on the revolving credit facility.

As the covenant violations afford the lender the right to declare the amounts outstanding immediately due and payable, the term loan facility and the associated debt issuance costs and the revolving credit facility are classified as a current liability and the deferred debt issuance costs associated with the revolving credit facility are classified as a current asset in the accompanying consolidated balance sheets as of December 31, 2024 and September 30, 2025. Please refer to Note 7. Debt, regarding the Company’s debt outstanding under its credit facilities with Bank of America.

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

Update to Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in the 2024 Comprehensive Form 10-K, Part II, Item 8.

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

Note 2. Restatement of previously issued unaudited interim consolidated financial statements

In connection with the preparation of the Company's consolidated financial statements for the year ended December 31, 2024, the Company determined that its previously issued unaudited interim consolidated financial statements for the three-month and nine-month periods ended September 30, 2024 contained errors in the application of GAAP as summarized below. The Company evaluated the corrections and determined that the related impacts were material to the previously filed unaudited interim consolidated financial statements and in consultation with the Audit Committee of the Company's Board of Directors, concluded that the financial statements for the three-month and nine-month period ended September 30, 2024 should be restated to present the identified adjustments discussed below.

Background of Restatement

For the three-month and nine-month periods ended September 30, 2024, the Company did not appropriately (i) estimate variable consideration for customer incentives, (ii) estimate variable consideration for sales returns, (iii) estimate the allowance for credit losses, (iv) estimate excess and obsolete inventory, (v) timely recognize a valuation allowance on deferred tax assets and (vi) timely recognize an impairment on our long-lived assets and goodwill and (vii) reclassify certain prepayments made to suppliers and loss on supplier commitments liability as current or non-current.

Additionally, as part of the restatement, for the three-month and nine-month periods ended September 30, 2024, the Company corrected for (b) previously identified uncorrected misstatement related to out-of-period adjustments, (c) previously recorded amounts reclassifying accounts receivable credit balances and (d) classification of property and equipment transactions on the statement of cash flows.

Effect of Restatement

The following table sets forth the effects of the restatement adjustments on revenue, loss before income taxes and net income (loss) in the consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended September 30, 2024.

		For the three months ended September 30, 2024			For the nine months ended September 30, 2024
		(Unaudited)			(Unaudited)
(in thousands)	Identifier in statement	Revenues	Loss before income taxes	Net loss	Revenues	Loss before income taxes	Net loss
Previously reported		$43,726	$(9,470)	$(9,676)	$132,009	$(44,797)	$(45,266)
Restatement adjustments:
Revenue adjustment - customer incentives	(i)	(921)	(921)	(921)	(1,906)	(1,906)	(1,906)
Revenue adjustment - sales returns	(ii)	1,944	1,295	1,295	6,955	5,549	5,549
Estimate for allowance for credit losses	(iii)	(81)	(172)	(172)	(87)	(503)	(503)
Estimate for excess and obsolete inventory	(iv)	—	1,383	1,383	—	4,825	4,825
Estimate for excess and obsolete inventory - non-standard contract	(iv)	—	—	—	—	(1,397)	(1,397)
Deferred tax adjustments	(v)	—	—	(1,512)	—	—	(3,734)
Impairment timing	(vi)	—	(24,973)	(24,973)	—	(24,973)	(24,973)
Prior period uncorrected misstatements and out of period adjustments	(b)	—	50	50	—	185	185
Net restatement adjustments		942	(23,338)	(24,850)	4,962	(18,220)	(21,954)
Restated		$44,668	$(32,808)	$(34,526)	$136,971	$(63,017)	$(67,220)

The amounts are presented herein as originally reported in the previously issued financial statements for transparency and consistency. The restatement corrects these errors and reflects the appropriate adjustments.

The financial statement line items impacted by the respective adjustments are labeled in the tables below based on the identifiers from the paragraph above. Below are the Company's restated consolidated statement of operations and comprehensive loss for the three-month and nine-month periods ended September 30, 2024 and statement of cash flows with the adjustments for the nine-month period ended September 30, 2024. The consolidated statement of shareholders' equity (deficit) has been excluded from the financial statement presentation below as it was only impacted by adjustments to net loss, which is presented below in the consolidated statement of operations and comprehensive loss.

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)
	Three months ended September 30, 2024
	As Reported	Adjustment	As Restated

Revenues (i) (ii) (iii)
Product	$38,768	$942	$39,710
Subscriptions and services	4,958	—	4,958
Total revenues	43,726	942	44,668
Cost of revenues (ii) (iv)
Product	24,349	(1,083)	23,266
Subscriptions and services	1,932	—	1,932
Total cost of revenues	26,281	(1,083)	25,198
Gross profit
Product	14,419	2,025	16,444
Subscriptions and services	3,026	—	3,026
Total Gross profit	17,445	2,025	19,470
Operating expenses
Research and development	9,275	—	9,275
Sales and marketing	8,398	—	8,398
General and administrative (iii)	6,149	91	6,240
Depreciation and amortization	1,682	—	1,682
Impairment (vi)	—	24,973	24,973
Total operating expenses	25,504	25,064	50,568
Operating loss	(8,059)	(23,039)	(31,098)
Interest expense, net (b)	1,403	299	1,702
Other expense, net	8	—	8
Loss before income taxes	(9,470)	(23,338)	(32,808)
Provision for income taxes (v)	206	1,512	1,718
Net loss	$(9,676)	$(24,850)	$(34,526)

Loss per share
Basic	$(0.34)	$(0.88)	$(1.22)
Diluted	$(0.34)	$(0.88)	$(1.22)
Weighted-average number of shares outstanding to compute net loss per share
Basic	28,217,453	—	28,217,453
Diluted	28,217,453	—	28,217,453
Comprehensive loss
Net loss	$(9,676)	$(24,850)	$(34,526)
Foreign currency translation adjustment	(34)	—	(34)
Comprehensive loss	$(9,710)	$(24,850)	$(34,560)

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)
	Nine months ended September 30, 2024
	As Reported	Adjustment	As Restated

Revenues (i) (ii) (iii)
Product	$117,360	$4,962	$122,322
Subscriptions and services	14,649	—	14,649
Total revenues	132,009	4,962	136,971
Cost of revenues (ii) (iv)
Product	85,493	(2,681)	82,812
Subscriptions and services	5,976	—	5,976
Total cost of revenues	91,469	(2,681)	88,788
Gross profit
Product	31,867	7,643	39,510
Subscriptions and services	8,673	—	8,673
Total Gross profit	40,540	7,643	48,183
Operating expenses
Research and development	29,223	—	29,223
Sales and marketing	27,825	—	27,825
General and administrative (iii)	19,647	499	20,146
Depreciation and amortization	4,984	—	4,984
Impairment (vi)	—	24,973	24,973
Total operating expenses	81,679	25,472	107,151
Operating loss	(41,139)	(17,829)	(58,968)
Interest expense, net (b)	3,588	391	3,979
Other expense, net	70	—	70
Loss before income taxes	(44,797)	(18,220)	(63,017)
Provision for income taxes (v)	469	3,734	4,203
Net loss	$(45,266)	$(21,954)	$(67,220)

Loss per share
Basic	$(1.62)	$(0.78)	$(2.40)
Diluted	$(1.62)	$(0.78)	$(2.40)
Weighted-average number of shares outstanding to compute net loss per share
Basic	27,990,835	—	27,990,835
Diluted	27,990,835	—	27,990,835
Comprehensive loss
Net loss	$(45,266)	$(21,954)	$(67,220)
Foreign currency translation adjustment	(188)	—	(188)
Comprehensive loss	$(45,454)	$(21,954)	$(67,408)

CAMBIUM NETWORKS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine months ended September 30, 2024
	As Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss (i) (ii) (iii) (iv) (v) (vi) (b)	$(45,266)	$(21,954)	$(67,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,511	—	3,511
Amortization of software and intangible assets	4,305	—	4,305
Amortization of deferred debt issuance costs	235	—	235
Share-based compensation	7,642	—	7,642
Deferred income taxes (vii)	3,694	(2,293)	1,401
Provision for inventory excess and obsolescence (iv)	9,286	(3,428)	5,858
Provision for estimated credit losses (iii)	219	820	1,039
Impairment of goodwill (vi)	—	8,968	8,968
Impairment of customer relationship intangible (vi)	—	6,551	6,551
Impairment of software (vi)	—	505	505
Impairment of property and equipment (vi)	—	8,849	8,849
Impairment of right-of-use operating lease assets (vi)	—	100	100
Other	120	—	120
Change in assets and liabilities:
Receivables (i) (iii) (c)	3,784	646	4,430
Inventories	14,612	—	14,612
Prepaid expenses (vii)	(9,349)	6,203	(3,146)
Income taxes receivable (v)	(900)	(1)	(901)
Accounts payable (d)	1,675	(235)	1,440
Accrued employee compensation (b)	(1,078)	78	(1,000)
Accrued liabilities (i) (vii) (b) (c)	2,065	(4,012)	(1,947)
Other assets and liabilities (ii) (v) (vii)	1,096	(1,032)	64
Net cash used in operating activities	(4,349)	(235)	(4,584)

Cash flows from investing activities:
Purchases of property and equipment (d)	(6,209)	235	(5,974)
Purchases of software	(4,640)	—	(4,640)
Net cash used in investing activities	(10,849)	235	(10,614)

Cash flows from financing activities:
Proceeds from issuance of revolver debt	45,000	—	45,000
Repayment of term loan	(2,625)	—	(2,625)
Issuance of ordinary shares under ESPP	663	—	663
Taxes paid from shares withheld	(38)	—	(38)
Net cash provided by financing activities	43,000	—	43,000
Effect of exchange rate on cash	(21)	—	(21)
Net increase in cash	27,781	—	27,781
Cash, beginning of period	18,710	—	18,710
Cash, end of period	$46,491	$—	$46,491

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$(972)	$—	$(972)
Interest paid	$4,021	$—	$4,021

Non-cash investing and financing activities:
Increase (decrease) in property, equipment and software unpaid or accrued in liabilities (d)	$1,666	$(3,097)	$(1,431)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$115	$—	$115
Debt issuance costs incurred but not yet paid (b)	$325	$(325)	$—

Note 3. Balance sheet components

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	September 30,
	2024	2025
		(unaudited)
Finished goods	$60,657	$45,108
Raw materials	10,763	11,113
Gross inventory	71,420	56,221
Less: Excess and obsolescence reserve	(29,430)	(25,317)
Inventories, net	$41,990	$30,904

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, and market conditions and judgment about the anticipated future consumption and our ability to sell the inventory.

Noncurrent assets

Noncurrent assets consisted of the following (in thousands):

	December 31,	September 30,
	2024	2025
		(unaudited)
Supplier prepayments	$11,797	$22,368
Prepaid security deposit	539	517
Other	1,308	1,985
Other noncurrent assets	$13,644	$24,870

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	September 30,
	2024	2025
		(unaudited)
Accrued goods and services	$6,832	$10,077
Accrued loss on supplier commitments	1,634	1,402
Accrued inventory purchases	1,756	4,428
Accrued customer reserves	19,934	16,164
Accrued interest on debt	824	3,178
Accrued liabilities	$30,980	$35,249

Accrued warranty

Provisions for warranty claims are primarily related to our hardware products and are recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Nine Months Ended September 30,
	2024	2025
		(unaudited)
Beginning balance	$1,484	$1,443
Costs to service warranty	(14)	(60)
Provision (decrease) increase, net	(27)	191
Ending balance	$1,443	$1,574

At December 31, 2024, $1.3 million is included in Other current liabilities and $0.1 million is included in Other noncurrent liabilities on the Company's consolidated balance sheets. At September 30, 2025, $1.5 million is included in Other current liabilities and $0.1 million is included in Other noncurrent liabilities on the Company’s consolidated balance sheets.

Other noncurrent liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,	September 30,
	2024	2025
		(unaudited)
Accrued loss on supplier commitments	$16,784	$12,620
Accrued warranty	169	109
Other liabilities	1,469	1,584
Other noncurrent liabilities	$18,422	$14,313

Note 4. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	September 30,
	Useful Life	2024	2025
			(unaudited)
Equipment and tooling	5 years	$37,036	$32,521
Computer equipment	3 years	5,715	5,021
Furniture and fixtures	5 to 10 years	850	701
Leasehold improvements	2 to 13 years	5,426	2,237
Total cost		49,027	40,480
Less: Accumulated depreciation		(35,752)	(36,482)
Less: Impairment		(8,849)	—
Property and equipment, net		$4,426	$3,998

Total depreciation expense was $1.1 million and $0.4 million for the three-month periods ended September 30, 2024 and 2025, respectively, and $3.5 million and $0.9 million for the nine-month periods ended September 30, 2024 and 2025, respectively (unaudited).

As a result of the impairment triggers identified during the year ended December 31, 2024, the Company completed a quantitative assessment of the Company's long-lived assets for recoverability. Based on the quantitative assessment performed, management concluded that the assets were not recoverable. The Company completed a full review of its assets using the cost approach, considering economic obsolescence, and recorded an impairment charge of $8.8 million, consisting of $4.9 million for equipment and tooling, $3.2 million for leasehold improvements, $0.6 million for computer equipment and $0.1 million for furniture and fixtures. As of September 30, 2025, the asset costs reflect the impact of the impairment recorded in 2024.

Note 5. Software

Software consisted of the following (in thousands):

		December 31, 2024				September 30, 2025
						(unaudited)
	Useful Life	Gross carrying amount	Accumulated amortization	Impairment	Net balance	Gross carrying amount	Accumulated amortization	Impairment	Net balance

Acquired software and Software for internal use	3 to 7 years	$16,943	$(16,104)	$(505)	$334	$16,643	$(16,193)	$—	450
Software marketed for external sale	3 years	22,789	(10,569)	(562)	11,658	26,610	(13,043)	(159)	13,408
Total		$39,732	$(26,673)	$(1,067)	$11,992	$43,253	$(29,236)	$(159)	$13,858

Amortization of acquired software and software for internal use is computed using the straight-line method over an estimated useful life of generally three to seven years. Amortization expense recognized on acquired software and software for internal use is reflected in Depreciation and amortization expense in the consolidated statements of operations and comprehensive loss. Amortization expense was $0.1 million and $0.03 million for the three-month periods ended September 30, 2024 and 2025, respectively. Amortization expense was $0.3 million and $0.1 million for the nine-month periods ended September 30, 2024 and 2025, respectively.

Amortization expense recognized on software to be sold or marketed externally was $1.0 million and $0.8 million for the three-month periods ended September 30, 2024 and 2025, respectively, and $2.8 million and $2.5 million for the nine-month periods ended September 30, 2024 and 2025, respectively, and is included in Cost of revenues in the consolidated statements of operations and comprehensive loss.

As a result of the impairment triggers identified during the year ended December 31, 2024, the Company completed a quantitative assessment on the Company's long-lived assets for recoverability. Based on quantitative assessment performed, management concluded that certain assets were not recoverable and recorded an impairment charge of $0.5 million. As of September 30, 2025, the gross carrying amount of acquired software and software for internal use reflects the impact of the impairment.

The Company completes a net realizable value test on its software to be marketed for external sale for impairment at each reporting period. In the second quarter of 2025, the Company identified one product where the net realizable value was below the unamortized capitalized costs of that product and recognized a $0.2 million impairment (unaudited). At December 31, 2024, the Company identified one product where the net realizable value was below the unamortized capitalized costs of that product and recognized a $0.6 million impairment. As of September 30, 2025, the gross carrying amount of the software marketed for external sale reflects the impact of the 2024 impairment recognized.

Based on capitalized software assets at September 30, 2025, estimated amortization expense in future fiscal years is as follows (unaudited and in thousands):

Year ending December 31,	Acquired software and Software for internal use	Software marketed for external sale	Total
2025 (October - December)	211	1,008	1,219
2026	133	4,133	4,266
2027	106	4,069	4,175
2028	—	3,367	3,367
2029	—	831	831
Total amortization	$450	$13,408	$13,858

Note 6. Goodwill and intangible assets

There was no change in the carrying amount of goodwill or intangible assets during the three-month period ended September 30, 2025 (unaudited).

The Company tests goodwill for impairment annually on December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or asset group below its carrying amount and tests intangible assets if an indicator suggests that the carrying amount may not be recoverable.

Accordingly, the Company completes a quarterly qualitative triggering events assessment which considers significant events and circumstances such as a reporting unit’s historical and current results, assumptions regarding future performance, operating income or cash flows, strategic initiatives and overall economic factors, including significant negative industry or economic trends and macro-economic developments, and sustained declines in the Company's share price or market capitalization, considered in both absolute terms and relative to peers, to determine whether any of these may indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. During the third quarter of 2024, the Company experienced a debt covenant breach and a decline in its market capitalization as a result of a sustained decrease in the trading price of the Company's ordinary shares, each of which represented a triggering event causing management to perform a quantitative goodwill impairment test as of September 30, 2024. As a result of the impairment analysis, the Company recorded an impairment charge of $9.0 million against goodwill. The Company recorded this impairment as of September 30, 2024 and the loss is included in Impairment expense on the consolidated statements of operations and comprehensive loss for the three-month and nine-month periods ended September 30, 2024.

As of December 31, 2024 and September 30, 2025, the Company's single reporting unit had a negative carrying value and no further impairment of goodwill was recorded.

During the three-month and nine-month periods ended September 30, 2024, the Company completed an assessment of the customer relationship intangible and determined that the fair value of its customer relationship intangible was negative and the entire value was impaired, resulting in an full impairment loss of $6.6 million.

Intangible assets amortization expense was $0.4 million for the three-month period ended September 30, 2024 and $1.1 million for the nine-month period ended September 30, 2024. As the customer relationship intangible asset was fully impaired as of December 31, 2024, there was no amortization expense for the three-month and nine-month periods ended September 30, 2025 (unaudited).

Note 7. Debt

At September 30, 2025, the Company had $21.5 million outstanding under its term loan facility and $45.0 million outstanding under its revolving credit facility. As of September 30, 2025, the Company had no availability left under its revolving credit facility (unaudited).

The following table reflects the breakdown of the term loan and revolving credit facilities at December 31, 2024 and September 30, 2025 (in thousands):

	December 31,	September 30,
	2024	2025
		(unaudited)
Term loan facility	$22,781	$21,469
Revolving credit facility	45,000	45,000
Less: debt issuance costs on term loan facility	(142)	(109)
Total debt, net	67,639	66,360
Less: Current portion of long-term debt, net	(67,639)	(66,360)
Total long-term debt, net	$—	$—

As of December 31, 2024, the effective interest rate on the term loan facility was 10.24%. As of September 30, 2025, the effective interest rate on the term loan facility was 10.19% (unaudited).

As of December 31, 2024, the weighted-average interest rate for borrowings outstanding under the revolving credit facility was 8.73%. As of September 30, 2025, the weighted-average interest rate for borrowings outstanding under the revolving credit facility was 9.61% (unaudited).

In addition to the interest charged on the term loan facility and the revolving credit facility, as a result of the covenant violation, the bank converted the term loan and revolving credit facilities to Base Rate loans on the default date and has imposed an additional 2% interest penalty on all outstanding amounts until the events of default are cured.

As of June 30, 2025, the Company ceased making the required quarterly principal and interest payments on the term loan and the periodic interest payments on the revolving credit facility.

The maturity date of the term loan facility and the revolving credit facility, with all amounts outstanding, becoming due and payable in full, is November 17, 2026 (the “Maturity Date”).

Loan covenants and violations

The Amended Credit Agreement is subject to financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants. As of September 30, 2025, the Company was not in compliance with its quarterly consolidated fixed charge coverage ratio and consolidated leverage ratio covenants and did not make the required principal and interest payment on the term loan facility and the interest payment on the revolving credit facility. These events of default afford Bank of America the right to declare the amounts immediately due and payable on the outstanding term loan principal amount of $21.5 million and the outstanding revolving credit facility amount of $45.0 million. Although the Company continues regular discussions with the lender to address its noncompliance of the covenants, it has been unable to obtain a waiver of the defaults from the lender, or otherwise refinance the indebtedness. There can be no assurances that the lender will provide a waiver and could declare the Company in default and accelerate all amounts due under the term loan facility and the revolving credit facility.

The term loan facility and revolving credit facility mature on November 17, 2026, however, the covenant violation gives the bank the right to require immediate payment of the outstanding amounts. Accordingly, the entire $21.5 million outstanding on the term loan facility and the $45.0 million outstanding under the revolving credit facility are classified as current and included in Current portion of long-term debt, net on the consolidated balance sheet as of September 30, 2025. Further, the $0.1 million of unamortized debt issuance costs associated with the term loan facility are classified as current and included in Current portion of long-term debt, net and $0.2 million of unamortized debt issuance costs associated with the revolving credit facility are classified as current and included in Other current assets on the consolidated balance sheet as of September 30, 2025. If the bank requires immediate repayment of the outstanding term loan facility and revolving credit facility, the Company would be required to write-off these unamortized debt issuance costs upon extinguishment of the debt (unaudited).

Interest expense

Net interest expense, including bank charges and amortization of debt issuance costs on the debt, was $1.7 million and $2.4 million for the three-month periods ended September 30, 2024 and 2025, respectively and $4.0 million and $6.7 million for the nine-month periods ended September 30, 2024 and 2025, respectively (unaudited). The increase in interest expense is mostly due to the increase in the interest rate and applicable margin on the term loan facility, the addition of interest expense on the revolving credit facility and the additional 2% penalty being assessed by the lender while the Company is in default.

Note 8. Employee benefit plans

The Company’s significant employee benefit plans currently consist of a defined contribution plan in the United States and a separate defined contribution plan in the UK. The Company does not offer any other elective postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. regular, full-time employees are eligible to participate in the Cambium Networks, Inc. 401(k) Plan, which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code. Under the Cambium Networks, Inc. 401(k) Plan, the Company contributes a dollar-for-dollar match of the first 4% an employee contributes to the plan. Employees are eligible to participate on the first day of the month following their date of hire and begin receiving company contributions three months after they become eligible to participate in the plan. Company matching contributions are made each pay period, but the funds to not vest until the employee's second anniversary of employment with the Company. Employees are always fully vested in their own contributions. All contributions, including the Company match, are made in cash and invested in accordance with the participants' investment elections. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $0.3 million and $0.2 million for the three-month periods ended September 30, 2024 and 2025, respectively and $0.7 million and $0.7 million for the nine-month periods ended September 30, 2024 and 2025, respectively (unaudited).

UK plan

Regular, full-time UK employees are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan. Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% and a company contribution rate of 5% of the employee’s basic salary. The Company contribution rate increases by 1% for each additional

1% that the employee contributes up to a maximum of 7%. Company matching contributions vest immediately and employees are always vested in their own contributions. All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period. The total contributed by the Company under this plan was $0.1 million and $0.1 million for the three-month periods ended September 30, 2024 and 2025, respectively, and $0.3 million and $0.2 million for the nine-month periods ended September 30, 2024 and 2025, respectively (unaudited).

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

Share-based compensation

The following table shows total share-based compensation expense for the three-month and nine-month periods ended September 30, 2024 and 2025 (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Cost of revenues	$52	$20	$136	$96
Research and development	959	567	2,824	2,014
Sales and marketing	413	183	1,407	723
General and administrative	1,071	678	3,275	2,136
Total share-based compensation expense	$2,495	$1,448	$7,642	$4,969

Share options

The Company's time-based share options typically have a contractual term of ten years from grant date and typically vest over a four-year period. The Company recognizes compensation expense associated with its time-based share options on a straight-line basis over the requisite service period.

The following is a summary of option activity for the Company’s share incentive plans for the nine-month period ended September 30, 2025 (unaudited):

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2024	5,418,312	$9.70	7.2	$—
Options granted	—	$—	—	$—
Options exercised	—	$—	—	$—
Options expired	(161,803)	$11.73	—	$—
Options forfeited	(197,886)	$4.05	—	$—
Outstanding at September 30, 2025	5,058,623	$9.85	6.3	$—
Options exercisable at September 30, 2025	3,565,905	$11.32	5.6	$—
Options vested and expected to vest at September 30, 2025	4,992,901	$9.92	6.3

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. There were no share options granted during the three-month period ended September 30, 2025.

The fair value of share options is estimated using the following weighted-average assumptions (unaudited):

	Nine months ended September 30,
	2024	2025
Expected dividend yield	—	N/A
Risk-free interest rate	4.38%	N/A
Weighted-average expected volatility	76.7%	N/A
Expected term (in years)	5.8	N/A
Weighted average grant-date fair value per share of options granted	$2.71	N/A

At September 30, 2025, there was $5.7 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested time-based share option awards. The unrecognized share-based compensation expense is expected to be recognized through the second quarter of 2028 (unaudited).

Restricted shares

The Company's time-based RSUs typically vest over a four-year period. The Company recognizes compensation expense associated with its time-based RSUs on a straight-line basis over the four-year requisite service period.

The following is a summary of restricted shares activity for the Company’s share incentive plan for the nine-month period ended September 30, 2025 (unaudited):

	Units	Weighted average grant date fair value
RSU balance at December 31, 2024 [1]	1,263,210	$5.29
RSUs granted	—	$—
RSUs vested	(389,150)	$6.73
RSUs forfeited [1]	(148,040)	$7.06
RSU balance at September 30, 2025	726,020	$4.16

1 Includes time-based RSUs and the performance-based RSUs for which a grant date has been established, as described below.

Of the 389,150 RSUs vested, the Company withheld 121,575 of those shares to pay the employees’ portion of the minimum payroll withholding taxes due at vesting.

The fair value of the RSUs is based on the fair value of the Company's ordinary shares on the grant date. There were no RSUs granted during the three-month period ended September 30, 2025.

As of September 30, 2025, there was $2.5 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested time-based restricted share units. The unrecognized compensation expense is expected to be recognized through the fourth quarter of 2028 (unaudited).

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

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”). The ESPP was effective on June 25, 2019, and the initial offering period of nine months commenced on January 1, 2021. The current offering period of nine months commenced on July 1, 2024 and runs through December 31, 2024. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s ordinary shares on the first trading day of the offering period and the purchase date. The ESPP includes an annual increase to the shares available for sale on the first day of each fiscal year beginning in 2020, equal to the lesser of 275,000 shares, 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The Company added 275,000 shares to the ESPP as of January 1, 2025, under this provision. Due to the Company's noncompliance with the Filing Rule, the Company did not register any additional shares in 2025 for the ESPP. In addition, effective January 1, 2025, management temporarily suspended the ESPP program.

For the three-month and nine-month periods ended September 30, 2024, the Company recognized $0.1 million and $0.5 million, respectively, of share-based compensation expense related to the ESPP. The Company did not recognize share-based compensation expense related to the ESPP for the three-month and nine-month periods ended September 30, 2025. There were 279,403 shares issued under the ESPP during the three-month and nine-month periods ended September 30, 2024, and there were no shares issued under the ESPP during the three-month and nine-month periods ended September 30, 2025 (unaudited).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
	(As Restated)		(As Restated)
Numerator:
Net loss	$(34,526)	$(8,530)	$(67,220)	$(29,671)
Denominator:
Basic weighted average shares outstanding	28,217,453	28,831,946	27,990,835	28,720,476
Diluted weighted average shares outstanding	28,217,453	28,831,946	27,990,835	28,720,476
Net loss per share, basic	$(1.22)	$(0.30)	$(2.40)	$(1.03)
Net loss per share, diluted	$(1.22)	$(0.30)	$(2.40)	$(1.03)

In the computation of diluted loss per share for the three-month and nine-month periods ended September 30, 2024 and 2025, the Company did not include any share equivalents because their inclusion would have been anti-dilutive (unaudited).

Note 11. Income taxes

Due to forecasting uncertainty for 2024 and 2025, the Company's provision for income taxes at September 30, 2024 and September 30, 2025 is based on the three-month and nine-month actual results. The Company recorded a provision for income taxes of $1.7 million for the three-month period ended September 30, 2024 and a provision for income taxes of $0.3 million for the three-month period ended September 30, 2025, with an effective tax rate of (5.2)% and (4.2)%, respectively. For the three-month period ended September 30, 2024, the Company's effective tax rate of (5.2)% was different from the statutory rate of 21.0%, primarily due to a prior year tax adjustment due to the filing of the U.S. tax return. For the three-month period ended September 30, 2025, the Company’s effective tax rate of (4.2)% was different from the statutory rate of 21.0%, primarily due to an increase in the valuation allowance on the net deferred tax assets of the Company, maintaining a full valuation allowance on the net deferred tax assets.

The Company recorded a provision for income taxes of $4.2 million for the nine-month period ended September 30, 2024 and a provision for income taxes of $1.0 million for the nine-month period ended September 30, 2025, with an effective tax rate of (6.7)% and (3.4)%, respectively. For the nine-month period ended September 30, 2024, the Company's effective tax rate of (6.7)% was different from the statutory rate of 21.0%, primarily due to the establishment of a deferred tax liability on hypothetical withholding tax on non-permanent investment in subsidiaries. For the nine-month period ended September 30, 2025, the Company’s effective tax rate of (3.4)% was different from the statutory rate of 21.0%, primarily due to an increase in the valuation allowance on the net deferred tax assets of the Company, maintaining a full valuation allowance on the net deferred tax assets.

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

Indemnification

The Company generally indemnifies its distributors, value added reseller and network operators against claims brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark or violates any other proprietary rights of that third party. Although the Company generally tries to limit the maximum amount of potential future liability under its indemnification obligations, in certain agreements this liability may be unlimited. The maximum potential amount of future payments the Company may be required to make under these indemnification agreements is not estimable. The Company did not make any payments under indemnification agreements for the three-month and nine-month periods ended September 30, 2024 or 2025 (unaudited).

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

As the Company operates solely within one segment, total assets, property and equipment, net and software, net are reported at the consolidated level on the consolidated balance sheets. The Company's assets include both current and long-lived assets. As of December 31, 2024 and September 30, 2025, segment assets were equal to total consolidated assets included in the consolidated balance sheets of $173.7 million and $147.3 million, respectively.

The Company's long-lived assets, including the Company's property and equipment, software, operating lease right-of-use assets, goodwill and intangibles, and noncurrent assets, but excluding deferred tax assets, recognized in the consolidated balance sheets were geographically located as follows (in thousands):

	December 31,	September 30,
	2024	2025
		(unaudited)
North America	$20,303	$24,764
Europe, Middle East, Africa	15,101	22,835
Asia Pacific	1,773	1,966
Caribbean and Latin America	13	—

Depreciation and amortization, impairment, property and equipment additions and capital software additions are reported at the consolidated level on the consolidated statements of cash flows. Additional significant non-cash items include the following (unaudited and in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Share-based compensation	$2,495	$1,448	$7,642	$4,969
Provision for inventory excess and obsolescence	(657)	(319)	5,858	(1,972)

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

Disaggregation of revenues

Revenues by product category were as follows (unaudited and in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2025		2024		2025
	(As Restated)				(As Restated)
Point-to-Multi-Point	$18,703	42%	$16,254	38%	$57,041	41%	$41,355	36%
Point-to-Point	8,547	19%	11,312	26%	36,751	27%	30,773	26%
Enterprise	16,160	36%	14,350	33%	39,247	29%	41,009	35%
Other	1,258	3%	1,079	3%	3,932	3%	2,993	3%
Total Revenues	$44,668	100%	$42,995	100%	$136,971	100%	$116,130	100%

The Company’s products are predominately distributed through a third-party logistics providers in the United States, Netherlands and Vietnam. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations.

Revenues by geography were as follows (unaudited and in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2025		2024		2025
	(As Restated)				(As Restated)
North America	$22,291	50%	$21,005	49%	$66,744	49%	$59,064	51%
Europe, Middle East and Africa	12,276	27%	12,977	30%	40,762	30%	35,664	31%
Caribbean and Latin America	5,691	13%	3,955	9%	15,730	11%	8,825	7%
Asia Pacific	4,410	10%	5,058	12%	13,735	10%	12,577	11%
Total Revenues	$44,668	100%	$42,995	100%	$136,971	100%	$116,130	100%

Contract balances

The following table summarizes contract balances as of December 31, 2024 and September 30, 2025 (in thousands):

	December 31, 2024	September 30, 2025
		(unaudited)
Trade accounts receivable, net of allowance for estimated credit losses	$40,404	$42,720
Deferred revenue - current	8,616	9,639
Deferred revenue - noncurrent	12,182	13,097
Accrued sales returns	5,687	5,705

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

The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables. The Company’s standard credit terms with its customers are generally net 30 to 60 days. The Company had one customer representing more than 10% of trade receivables at December 31, 2024 and one customer representing more than 10% of trade receivables at September 30, 2025.

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods associated with performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the reporting date. The Company's remaining performance obligations related primarily to software subscriptions and extended warranty, which are recognized as revenue over time and presented as deferred revenue in the consolidated balance sheets. There have been no material changes in the amount or timing of recognition of the Company's remaining performance obligations from those disclosed in the Company's Comprehensive Form 10-K for the year ended December 31, 2024 (unaudited).

Revenue recognized during the three-month period ended September 30, 2025 which was previously included in deferred revenues as of December 31, 2024 was $2.0 million, compared to $2.4 million of revenue recognized during the three-month period ended September 30, 2024, which was previously included in deferred revenues as of December 31, 2023. Revenue recognized during the nine-month period ended September 30, 2025, which was previously included in deferred revenues as of December 31, 2024 was $7.0 million, compared to $5.1 million of revenue recognized during the nine-month period ended September 30, 2024, which was previously included in deferred revenues as of December 31, 2023 (unaudited).

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

For the three-month and nine-month periods ended September 30, 2024 and 2025, the Company did not have any material related party transactions to disclose (unaudited).

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

During the three-month period ended September 30, 2025, the Company incurred additional restructuring charges under the February 2025 plan related to one-time termination costs of approximately $30 thousand which is included in cost of revenues and all operating expense lines in the Company's consolidated statements of operations and comprehensive loss. Through September 30, 2025, the Company paid $1.9 million, which consists of the $0.1 million outstanding at December 31, 2024 plus an additional $1.8 million of the costs incurred during the nine-month period ended September 30, 2025. As of September 30, 2025, the Company has paid all costs associated with the restructuring (unaudited).

The following table reflects the restructuring liability activity for the nine-month period ended September 30, 2025 (unaudited and in thousands):

Restructuring liability at December 31, 2024	$55
Restructuring charges- February 2025 restructuring	1,829
Costs paid - November 2023 restructuring	(55)
Costs paid - February 2025 restructuring	(1,829)
Restructuring liability at September 30, 2025	$—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes thereto of Cambium Networks Corporation (“Cambium”, “we”, “our”, or “us”) included elsewhere in this Quarterly Report on Form 10-Q and with the financial statements and related notes and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed April 7, 2026. In our annual report on Form 10-K for the year ended December 31, 2024, we restated financial statements for the three-month and nine- month periods ended September 30, 2024. The financial results included herein for this period reflect the impact of the restatement. Results for the three-month and nine-month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for any period in the future.

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

Restatement

During the course of preparing our financial statements for the fiscal year ended December 31, 2024, we identified material weaknesses in our internal controls over financial reporting that led to errors in the financial statements previously filed for the three-month and nine-month periods ended September 30, 2024. The financial results included herein for the three-month and nine-month periods ended September 30, 2024 reflect the impact of this restatement. Refer to the Explanatory Note and Note 19. Restatement of previously issued unaudited interim financial statements in the Notes to the consolidated financial statements included the Comprehensive Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 7, 2026, for a discussion of the drivers and impact of the restatement.

Financial results for the three-month period ended September 30, 2025

•
Total revenue was $43.0 million, a decrease of 3.7% year-over-year
•
Gross margin was 38.2%
•
Total costs of revenues and operating expenses were $48.8 million
•
Operating loss was $5.8 million
•
Net loss was $8.5 million

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

Operating expenses

We classify our operating expenses as research and development, sales and marketing, and general and administrative expense. Personnel costs are the primary component of each of these operating expense categories, which consist of costs such as salaries, sales commissions, benefits, and bonuses, as well as share-based compensation expense. Depreciation and amortization of long-lived assets is separately disclosed in the statements of operations and comprehensive loss. In 2024 and 2025, we recorded impairments of goodwill, intangibles, software and long-lived assets and this is separately disclosed in the statements of operations and comprehensive loss.

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

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations for the three-month and nine-month periods ended September 30, 2024 compared to the three-month and nine-month periods ended September 30, 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2025	2024	2025
	(As Restated)		(As Restated)
Statements of Operations Data:
Product	$39,710	$38,270	$122,322	$102,036
Subscriptions and services	4,958	4,725	14,649	14,094
Total revenues	44,668	42,995	136,971	116,130
Cost of revenues:
Product	23,266	24,755	82,812	62,894
Subscriptions and services	1,932	1,805	5,976	6,129
Total cost of revenue	25,198	26,560	88,788	69,023
Gross profit:
Product	16,444	13,515	39,510	39,142
Subscriptions and services	3,026	2,920	8,673	7,965
Total gross profit	19,470	16,435	48,183	47,107
Operating expenses
Research and development	9,275	7,672	29,223	24,439
Sales and marketing	8,398	7,082	27,825	23,662
General and administrative	6,240	7,087	20,146	19,831
Depreciation and amortization	1,682	432	4,984	1,023
Impairment	24,973	—	24,973	159
Total operating expenses	50,568	22,273	107,151	69,114
Operating loss	(31,098)	(5,838)	(58,968)	(22,007)
Interest expense, net	1,702	2,412	3,979	6,719
Other expense (income), net	8	(61)	70	(32)
Loss before income taxes	(32,808)	(8,189)	(63,017)	(28,694)
Provision for income taxes	1,718	341	4,203	977
Net loss	$(34,526)	$(8,530)	$(67,220)	$(29,671)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
	(As Restated)		(As Restated)
Percentage of Revenues:
Product	88.9%	89.0%	89.3%	87.9%
Subscriptions and services	11.1%	11.0%	10.7%	12.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Product	58.6%	64.7%	67.7%	61.6%
Subscriptions and services	39.0%	38.2%	40.8%	43.5%
Total cost of revenue	56.4%	61.8%	64.8%	59.4%
Gross profit:
Product	41.4%	35.3%	32.3%	38.4%
Subscriptions and services	61.0%	61.8%	59.2%	56.5%
Total gross profit	43.6%	38.2%	35.2%	40.6%
Operating expenses
Research and development	20.8%	17.8%	21.3%	21.0%
Sales and marketing	18.8%	16.5%	20.3%	20.4%
General and administrative	14.0%	16.5%	14.7%	17.1%
Depreciation and amortization	3.8%	1.0%	3.6%	0.9%
Impairment	55.9%	(—)%	18.2%	0.1%
Total operating expenses	113.2%	51.8%	78.2%	59.5%
Operating loss	(69.6)%	(13.6)%	(43.1)%	(19.0)%
Interest expense, net	3.8%	5.6%	2.9%	5.8%
Other expense (income), net	0.0%	(0.1)%	0.1%	(0.0)%
Loss before income taxes	(73.4)%	(19.0)%	(46.0)%	(24.7)%
Provision for income taxes	3.8%	0.8%	3.1%	0.8%
Net loss	(77.3)%	(19.8)%	(49.1)%	(25.5)%

Comparison of three-month period ended September 30, 2024 to the three-month period ended September 30, 2025

Revenues

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Product	$39,710	$38,270	$(1,440)	(3.6)%
Subscriptions and services	4,958	4,725	$(233)	(4.7)%

Product revenues decreased $1.4 million, or 3.6%, from $39.7 million for the three-month period ended September 30, 2024, to $38.3 million for the three-month period ended September 30, 2025, with the largest decrease in our point-to-multi-point product category and additional decreases in our enterprise category, mostly driven by lower demand, partially offset by increased revenues in our point-to-point product category.

Subscriptions and services revenues decreased $0.2 million, or 4.7%, from $5.0 million for the three-month period ended September 30, 2024 to $4.7 million for the three-month period ended September 30, 2025. The decrease was primarily due to lower revenues for both services and software subscriptions.

Revenues by product category

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Point-to-Multi-Point	$18,703	$16,254	$(2,449)	(13.1)%
Point-to-Point	8,547	11,312	2,765	32.4%
Enterprise	16,160	14,350	(1,810)	(11.2)%
Other	1,258	1,079	(179)	(14.2)%
Total revenues by product category	$44,668	$42,995	$(1,673)	(3.7)%

Point-to-Multi-Point

Our PMP product revenues decreased $2.4 million, or 13.1%, from the three-month period ended September 30, 2024 to 2025. The decrease in point-to-multi-point revenues was driven by lower revenues in Europe, Middle East, Africa and Caribbean and Latin America, mostly due to lower demand of our ePMP and PMP 450 products, partially offset by increased revenues in North America, mostly for our 60 GHz product.

Point-to-Point

PTP product revenues increased $2.8 million, or 32.4%, from the three-month period ended September 30, 2024 to 2025 mostly driven by higher demand for PTP from defense customers.

Enterprise

Enterprise product revenues decreased $1.8 million, or 11.2%, from the three-month period ended September 30, 2024 to 2025. Enterprise revenues decreased in both North America and Caribbean and Latin America due to lower demand for switching products, partially offset by increased revenues in Europe, Middle East, Africa and Asia Pacific with higher demand for switching products and in all regions for Wi-Fi 6 products.

Revenues by geography

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
North America	$22,291	$21,005	$(1,286)	(5.8)%
Europe, Middle East, Africa	12,276	12,977	701	5.7%
Caribbean and Latin America	5,691	3,955	(1,736)	(30.5)%
Asia Pacific	4,410	5,058	648	14.7%
Total revenues by geography	$44,668	$42,995	$(1,673)	(3.7)%

Revenues decreased in North America and Latin America and increased in Europe, Middle East, Africa and Asia Pacific from the three-month period ended September 30, 2024 to September 30, 2025. North America revenues decreased $1.3 million, or 5.8%, driven mostly by lower enterprise product revenues with lower demand for switching products partially offset by higher demand for Wi-Fi 6 products, mostly offset by higher revenues for PTP products driven by higher demand from defense customers and higher revenues for PMP products, mostly higher demand for 60 GHz products. Europe, Middle East, Africa revenues increased $0.7 million, or 5.7%, mostly driven by higher PTP product revenues due to higher demand for both PTP accessories and from defense customer, higher enterprise product revenues due to higher demand for both switching and Wi-Fi products, partially offset by lower PMP revenues mostly due to lower demand for ePMP products. Caribbean and Latin America revenues decreased $1.7 million, or 30.5%, across all product categories. Asia Pacific revenues increased $0.6 million, or 14.7%, mostly driven by increased enterprise product revenues with increased demand for Wi-Fi 6 products.

Cost of revenues and gross margin

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Product	$23,266	$24,755	$1,489	6.4%
Gross margin	41.4%	35.3%		(610) bps

Subscriptions and services	$1,932	$1,805	$(127)	(6.6)%
Gross margin	61.0%	61.8%		80 bps

Cost of revenues for products increased $1.5 million, or 6.4%, from $23.3 million for the three-month period ended September 30, 2024 to $24.8 million for the three-month period ended September 30, 2025. The increase in cost of revenues was primarily driven by a $1.1 million increase in loss on supplier commitment expense and $0.6 million higher duty expense, partially offset by $0.3 million decrease in excess and obsolescence reserve.

Cost of revenues for subscriptions and services decreased $0.1 million, or 6.6%, from $1.9 million for the three-month period ended September 30, 2024 to $1.8 million for the three-month period ended September 30, 2025. The decrease in cost of revenues was primarily due to lower professional services cost of revenues.

Gross margin for products decreased from 41.1% for the three-month period ended September 30, 2024 to 35.3% for the three-month period ended September 30, 2025. The decrease primarily reflects the impact from the increase in our loss on supplier commitment expense and decrease in our excess and obsolescence reserve.

Gross margin for subscriptions and services increased from 61.0% for the three-month period ended September 30, 2024 to 61.8% for the three-month period ended September 30, 2025. The increase primarily reflects the impact of lower costs of revenues compared to the decrease in revenue.

Operating expenses

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Research and development	$9,275	$7,672	$(1,603)	(17.3)%
Sales and marketing	8,398	7,082	(1,316)	(15.7)%
General and administrative	6,240	7,087	847	13.6%
Depreciation and amortization	1,682	432	(1,250)	(74.3)%
Impairment	24,973	—	(24,973)	(100.0)%
Total operating expenses	$50,568	$22,273	$(28,295)	(56.0)%

Research and development

Research and development expense decreased $1.6 million, or 17.3% from $9.3 million for the three-month period ended September 30, 2024 to $7.7 million for the three-month period ended September 30, 2025. The decrease in research and development expense was primarily due to $0.9 million lower staff-related costs, mostly due to a reduction in headcount from February 2025 restructuring activities, $0.4 million lower share-based compensation expense, $0.2 million lower outside contractor spend and $0.1 million lower lease-related expenses.

Sales and marketing

Sales and marketing expense decreased $1.3 million, or 15.7%, from $8.4 million for the three-month period ended September 30, 2024 to $7.1 million for the three-month period ended September 30, 2025. The decrease in sales and marketing expense was primarily due to $0.7 million lower staff-related costs, mostly due to the reduction in headcount from February 2025 restructuring, $0.2 million lower share-based compensation expense, $0.2 million lower restructuring expenses and $0.1 million lower variable compensation expense.

General and administrative

General and administrative expense increased $0.8 million, or 13.6%, from $6.2 million for the three-month period ended September 30, 2024 to $7.1 million for the three-month period ended September 30, 2025. The increase in general and administrative expense was primarily due to $0.7 million higher legal spend, $0.7 million higher contractor spend due to employee attrition and $0.2 million higher audit fees and $0.2 million higher bad debt expense, partially offset by $0.3 million lower staff-related costs due to employee attrition, $0.4 million lower share-based compensation expense and $0.2 million lower restructuring expenses.

Depreciation and amortization

Depreciation and amortization expense decreased $1.3 million, or 74.3% from $1.7 million for the three-month period ended September 30, 2024 to $0.4 million for the three-month period ended September 30, 2025. This decrease is mostly driven by lower intangible asset amortization and lower depreciation due to asset impairment write-down in the third quarter of 2024.

Impairment

We incurred a $25.0 million impairment charge for the three-month period ended September 30, 2024, with no comparable charge for the three-month period ended September 30, 2025, associated with the impairment of our goodwill, property and equipment, internal use software, right-of-use operating lease assets and customer relationship intangible. Refer to Note 4. Property and equipment, Note 5. Software and Note 6. Goodwill and intangible assets in the Notes to the consolidated financial statements included in the Comprehensive Form 10-K for the fiscal year ended December 31, 2024, for a discussion of the impairment recorded.

Interest expense, net

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Interest expense, net	$1,702	$2,412	$710	41.7%

Interest expense increased $0.7 million, or 41.7%, from $1.7 million for the three-month period ended September 30, 2024 to $2.4 million for the three-month period ended September 30, 2025. The increase was primarily due to an increase in the interest rate on the term loan and the addition of interest on the revolving credit facility and the 2% penalty on both the term facility and revolving credit facility starting in the fourth quarter of 2024 as a result of the event of default.

Other expense, net

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Other expense (income), net	$8	$(61)	$(69)	(862.5)%

Other expense (income), net for the three-month period ended September 30, 2024 remained flat compared to the three-month period ended September 30, 2025.

Provision for income taxes

	Three Months Ended September 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Provision for income taxes	$1,718	$341	$(1,377)	(80.2)%
Effective income tax rate	(5.2)%	(4.2)%

Due to forecasting uncertainty for 2024 and 2025, our provision for income taxes at September 30, 2024 and September 30, 2025 is based on three-month actual results. Our provision for income taxes was $1.7 million for the three-month period ended September 30, 2024 versus a provision for income taxes of $0.3 million for the three-month period ended September 30, 2025. The effective income tax rates were (5.2)% and (4.2)% over the same periods, respectively. For the three-month period ended September 30, 2024, the effective tax rate of (5.2)% was different from the statutory rate of 21.0% primarily due to prior year tax adjustment due to the filing of the U.S. tax return. For the three-month period ended September 30, 2025, our effective tax rate of

(4.2)% was different from the statutory rate of 21.0%, primarily due to an increase in the valuation allowance on the net deferred tax assets of the Company, maintaining a full valuation allowance on the net deferred tax assets.

Comparison of nine-month period ended September 30, 2024 to the nine-month period ended September 30, 2025

Revenues

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Product	$122,322	$102,036	$(20,286)	(16.6)%
Subscriptions and services	14,649	14,094	$(555)	(3.8)%

Product revenues decreased $20.3 million, or 16.6%, from $122.3 million for the nine-month period ended September 30, 2024, to $102.0 million for the nine-month period ended September 30, 2025, with the largest decrease in our point-to-multi-point and point-to-point product categories, mostly driven by lower demand, partially offset by increase in our enterprise product category.

Subscriptions and services revenues decreased $0.6 million, or 3.8% from $14.6 million for the nine-month period ended September 30, 2024 to $14.1 million for the nine-month period ended September 30, 2025. The decrease was primarily due to $0.9 million lower services revenue partially offset by $0.4 million higher software subscriptions revenue due to increased volume of subscriptions.

Revenues by product category

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Point-to-Multi-Point	$57,041	$41,355	$(15,686)	(27.5)%
Point-to-Point	36,751	30,773	(5,978)	(16.3)%
Enterprise	39,247	41,009	1,762	4.5%
Other	3,932	2,993	(939)	(23.9)%
Total revenues by product category	$136,971	$116,130	$(20,841)	(15.2)%

Point-to-Multi-Point

Our PMP product revenues decreased $15.7 million, or 27.5%, from the nine-month period ended September 30, 2024 to 2025. The decrease in point-to-multi-point revenues was driven by lower revenues in all regions, mostly due to lower demand from our service providers for our ePMP and PMP products.

Point-to-Point

PTP product revenues decreased $6.0 million, or 16.3%, from the nine-month period ended September 30, 2024 to 2025 in all regions except Europe, Middle East, Africa and is mostly driven by lower demand for Unlicensed and PTP accessories.

Enterprise

Enterprise product revenues increased $1.8 million, or 4.5%, from the nine-month period ended September 30, 2024 to 2025. Enterprise revenues increased in North America and Asia Pacific with higher demand for switching and Wi-Fi 7 products partially offset by lower demand mostly for Wi-Fi 5 and Wi-Fi 6 products.

Revenues by geography

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
North America	$66,744	$59,064	$(7,680)	(11.5)%
Europe, Middle East, Africa	40,762	35,664	(5,098)	(12.5)%
Caribbean and Latin America	15,730	8,825	(6,905)	(43.9)%
Asia Pacific	13,735	12,577	(1,158)	(8.4)%
Total revenues by geography	$136,971	$116,130	$(20,841)	(15.2)%

Revenues decreased in all regions from the nine-month period ended September 30, 2024 to September 30, 2025. North America revenues decreased $7.7 million, or 11.5%. The decrease in revenues in North America was driven mostly by decreased PTP and PMP products across all products, partially offset by higher enterprise product revenues driven by improved demand for switching products. Europe, Middle East, Africa revenues decreased by $5.1 million, or 12.5%, mostly driven by decreased PMP product revenues due to lower demand for 28 GHz and ePMP products and lower enterprise product revenues due to lower demand for Wi-Fi 5 and switching products, partially offset by higher PTP revenues driven by higher demand for PTP accessories. Caribbean and Latin America revenues decreased $6.9 million, or 43.9%, mostly driven by lower PTP and PMP product revenues across all products along with lower enterprise revenues. Asia Pacific revenues decreased $1.2 million, or 8.4%, mostly driven by decreased PMP and PTP revenues due to lower demand across all products, partially offset by higher enterprise product revenues, mostly for Wi-Fi 6 products.

Cost of revenues and gross margin

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Product	$82,812	$62,894	$(19,918)	(24.1)%
Gross margin	32.3%	38.4%		610 bps

Subscriptions and services	$5,976	$6,129	$153	2.6%
Gross margin	59.2%	56.5%		(270) bps

Cost of revenues for products decreased $20.0 million, or 24.1%, from $82.8 million for the nine-month period ended September 30, 2024 to $62.9 million for the nine-month period ended September 30, 2025. The decrease in cost of revenues was primarily driven by lower revenues along with a $7.8 million decrease in excess and obsolescence reserve and $9.9 million decrease in loss on supplier commitment expense partially offset by $0.9 million of nonrecurring expenses incurred in 2025 related to moving certain manufacturing from Mexico to Thailand and $0.2 million higher restructuring expense.

Cost of revenues for subscriptions and services increased $0.2 million, or 2.6%, from $6.0 million for the nine-month period ended September 30, 2024 to $6.1 million for the nine-month period ended September 30, 2025. The increase in cost of revenues was primarily due to increased costs to service software subscriptions.

Gross margin for products increased from 32.3% for the nine-month period ended September 30, 2024 to 38.4% for the nine-month period ended September 30, 2025. The increase primarily reflects the impact from the decrease in our excess and obsolescence reserve and loss on supplier commitment expense partially offset by the nonrecurring expense incurred in 2025 related to moving certain manufacturing from Mexico to Thailand.

Gross margin for subscriptions and services decreased from 59.2% for the nine-month period ended September 30, 2024 to 56.5% for the nine-month period ended September 30, 2025. The decrease primarily reflects the lower services revenue and increased costs to support software subscriptions.

Operating expenses

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Research and development	$29,223	$24,439	$(4,784)	(16.4)%
Sales and marketing	27,825	23,662	(4,163)	(15.0)%
General and administrative	20,146	19,831	(315)	(1.6)%
Depreciation and amortization	4,984	1,023	(3,961)	(79.5)%
Impairment	24,973	159	(24,814)	(99.4)%
Total operating expenses	$107,151	$69,114	$(38,037)	(35.5)%

Research and development

Research and development expense decreased $4.8 million, or 16.4% from $29.2 million for the nine-month period ended September 30, 2024 to $24.4 million for the nine-month period ended September 30, 2025. The decrease in research and development expense was primarily due to $2.6 million lower staff-related costs, mostly due to reductions in headcount from February 2025 restructuring activities, $0.8 million lower share-based compensation expense, $0.8 million lower outside contractor spend, $0.3 million lower lease-related expenses, $0.2 million lower homologation and regulatory spend due to the timing and number of projects and $0.1 million lower engineering material costs. The decreases in research and development expense were partially offset by $0.2 million of higher restructuring cost incurred in 2025 versus 2024.

Sales and marketing

Sales and marketing expense decreased $4.2 million, or 15.0%, from $27.8 million for the nine-month period ended September 30, 2024 to $23.7 million for the nine-month period ended September 30, 2025. The decrease in sales and marketing expense was primarily due to $2.5 million lower staff-related costs, mostly due to reductions in headcount from February 2025 restructuring, $1.1 million lower variable compensation expense, $0.7 million lower share-based compensation expense, $0.2 million lower travel related expense, $0.1 million lower lease-related expense and $0.1 million lower homologation/regulatory expense. The decreases in sales and marketing expense were partially offset by $0.5 million higher restructuring cost incurred in 2025 versus 2024.

General and administrative

General and administrative expense decreased $0.3 million, or 1.6%, from $20.1 million for the nine-month period ended September 30, 2024 to $19.8 million for the nine-month period ended September 30, 2025. The decrease in general and administrative expense was primarily due to $1.3 million lower staff-related costs due to employee attrition, $0.4 million of CFO turnover expense incurred in 2024, $1.1 million lower share-based compensation expense, $0.5 million lower bad debt expense, $0.4 million other expenses, $0.2 million lower other professional fees and $0.1 million lower nonrecurring expense related to the headquarters office move in 2024 and $0.1 million lower insurance expense. The decrease in general and administrative expenses were partially offset by $1.6 million higher legal fees, $1.0 million higher audit and tax expenses and $1.4 million higher outside contractor spend due to employee attrition.

Depreciation and amortization

Depreciation and amortization expense decreased $4.0 million, or 79.5% from $5.0 million for the nine-month period ended September 30, 2024 to $1.0 million for the nine-month period ended September 30, 2025. This decrease is mostly driven by lower intangible asset amortization and lower depreciation due to the impairment recorded in the third quarter of 2024.

Impairment

We incurred a $25.0 million impairment charge for the nine-month period ended September 30, 2024 compared to an impairment charge of $0.2 million for the nine-month period ended September 30, 2024 associated with the impairment of our property and equipment, goodwill, customer relationship intangible, right-of-use operating lease assets and both internal use and software marketed for external sale. Refer to Note 4. Property and equipment, Note 5. Software and Note 6. Goodwill and intangible assets in the Notes to the consolidated financial statements included in the Comprehensive Form 10-K for the fiscal year ended December 31, 2024, for a discussion of the impairment recorded.

Interest expense, net

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Interest expense, net	$3,979	$6,719	$2,740	68.9%

Interest expense increased $2.7 million, or 68.9%, from $4.0 million for the nine-month period ended September 30, 2024 to $6.7 million for the nine-month period ended September 30, 2025. The increase was primarily due to an increase in the interest rate on the term loan, the addition of interest on the revolving credit facility and the addition of the 2% penalty on the outstanding term and revolving principal balances as a result of the covenant defaults beginning in the fourth quarter of 2024.

Other expense, net

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Other expense (income), net	$70	$(32)	$(102)	(145.7)%

Other expense (income), net changed from an expense of $0.1 million for the nine-month period ended September 30, 2024 to income of $0.04 million for the nine-month period ended September 30, 2025 and relates to changes in foreign exchange rates.

Provision for income taxes

	Nine Months Ended September 30,		Change
(dollars in thousands)	2024	2025	$	%
	(As Restated)
Provision for income taxes	$4,203	$977	$(3,226)	(76.8)%
Effective income tax rate	(6.7)%	(3.4)%

Due to forecasting uncertainty for 2024 and 2025, our provision for income taxes at September 30, 2024 and September 30, 2025 is based on nine-month year-to-date actual results. Our provision for income taxes was $4.2 million for the nine-month period ended September 30, 2024 versus a provision for income taxes of $1.0 million for the nine-month period ended September 30, 2025. The effective income tax rates were(6.7)% and (3.4)% over the same periods, respectively. For the nine-month period ended September 30, 2024, the effective tax rate of (6.7)% was different from the statutory rate of 21.0% primarily due to the establishment of a deferred tax liability on hypothetical withholding tax on non-permanent investment in subsidiaries, and a prior year tax adjustment due to the filing of the U.S. tax return. For the nine-month period ended September 30, 2025, our effective tax rate of (3.4)% was different from the statutory rate of 21.0%, primarily due to an increase in the valuation allowance on the net deferred tax assets of the Company, maintaining a full valuation allowance on the net deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2025, we had a cash balance of $10.0 million, a decrease of $24.9 million from December 31, 2024. Our primary liquidity needs are: (i) to fund normal operating expenses; (ii) to meet interest and principal requirements of our outstanding indebtedness; and (iii) to fund capital expenditures. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We continue to focus on cost management, operating efficiency and efficient discretionary spending. We expect to regularly assess our liquidity needs and market conditions and may raise additional equity or seek additional capital through possible divestiture if and when our board of directors determines that doing so is in our best interest.

As of September 30, 2025, we were not in compliance with our quarterly fixed charge coverage ratio and quarterly consolidated leverage ratio covenants, and these defaults continued through 2025 and into 2026. In addition, in June 2025, we ceased paying principal and interest on our term loan facility and interest on our revolving credit facility. Such defaults afford Bank of America the right to declare the amounts outstanding thereunder immediately due and payable. We continue to work with the bank to address our noncompliance with the covenants, but have not been able to obtain a waiver of the defaults, or otherwise refinance such indebtedness. If we are not able to obtain a waiver of the defaults or otherwise refinance such indebtedness, and if the lender were to accelerate the maturity of our indebtedness under the Amended Credit Agreement, there is substantial uncertainty we would be able to secure capital resources to repay the amounts due. Please refer to Note 7. Debt in the Notes to the Unaudited Consolidated Financial Statements, regarding our debt outstanding under our credit facilities.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2025
	(As Restated)
Cash used in operating activities	$(4,584)	$(18,491)
Cash used in investing activities	$(10,614)	$(4,955)
Cash provided by (used in) financing activities	$43,000	$(1,382)

Cash flows from operating activities

Net cash used in operating activities for the nine-month period ended September 30, 2024 of $4.6 million consisted of net loss of $67.2 million, adjustments for non-cash charges for depreciation and amortization and other non-cash impacts of $8.2 million, share-based compensation expense of $7.6 million, inventory excess and obsolescence expense of $5.9 million, estimate of credit losses of $1.0 million, adjustments for an increase in deferred tax assets of $1.4 million, impairment charges for goodwill of $9.0 million, customer relationships intangibles of $6.6 million, property and equipment of $8.8 million, software of $0.5 million and right-of-use operating lease assets of $0.1 million, along with changes in operating assets and liabilities that resulted in net cash inflows of $13.6 million. The changes in operating assets and liabilities consisted primarily of a $14.6 million lower inventory as channel inventories decreasing, $4.4 million lower accounts receivable due to lower sales and $1.4 million higher accounts payable due to timing of payment, mostly offset by $3.1 million higher prepaid expenses due to additional supplier prepayments, $1.9 million lower accrued liabilities, $1.0 million lower accrued employee compensation, and $0.9 million higher income taxes receivable.

Net cash used in operating activities for the nine-month period ended September 30, 2025 of $18.5 million consisted primarily of net loss of $29.7 million, adjustments for non-cash charges for depreciation and amortization and other non-cash impacts of $3.6 million, share-based compensation expense of $5.0 million and impairment charge of $0.2 million, increase in estimate of credit losses of $0.2 million, partially offset by a reduction in inventory excess and obsolescence of $2.0 million, along with changes in operating assets and liabilities that resulted in net cash inflow of $4.3 million. The changes in operating assets and liabilities consisted primarily of $13.1 million reduction in inventories, $7.8 million higher accrued liabilities, $4.9 million lower prepaid expenses and $0.7 million lower income taxes receivable, partially offset by $6.0 million increase in receivables, $1.6 million decrease in accounts payable, $0.7 million lower accrued employee compensation and $13.9 million net increase in other assets and liabilities, mostly due to an increase in supplier prepayments and decrease in loss on supplier commitment liability.

Cash flows from investing activities

Our investing activities for both periods presented consisted of capital expenditures for property, equipment, internal use software and capitalized labor costs for software to be marketed for sale in support of the growth of our business. The decrease in investing activities for the nine-month period ended September 30, 2025 as compared to the nine-month period ended September 30, 2024 is due to lower spending on property and equipment due to restrictions on capital spending.

Cash flows from financing activities

During the nine-month period ended September 30, 2024, net cash provided by financing activities of $43.0 million was primarily due to $45.0 million drawn down on the revolver and proceeds received of $0.7 million from the issuance of ordinary shares under our ESPP partially offset by $2.6 million repayment of principal due under the term loan facility with Bank of America.

During the nine-month period ended September 30, 2025, net cash used by financing activities of $1.4 million was primarily due to repayment of principal due under our term loan facility and $0.1 million for taxes paid from shares withheld for net settlement of taxes due on vesting of restricted shares issued to our employees.

Debt

As of September 30, 2025, we had $21.5 million outstanding on our term loan facility and $45.0 million outstanding on our revolving credit facility with Bank of America. The effective interest rate on the term loan facility at September 30, 2025 was 10.19% and the weighted-average interest rate on our revolving credit facility was 9.61%. We are required to make quarterly principal payments of $0.7 million under the term credit facility and quarterly interest payments under both the term loan facility and the revolving credit facility.

As of September 30, 2025, we were not in compliance with our quarterly fixed charge coverage ratio and quarterly consolidated leverage ratio covenants, and these defaults continued through the end of 2025 and into 2026. In addition, in June 2025, we ceased paying the principal and interest on the term loan and interest on the revolving credit facility, resulting in a payment default which is also continuing. Such defaults afford the lender the right to declare the amounts outstanding under our credit agreement immediately due and payable. To provide us with the financing flexibility needed to meet our obligations as they come due over the next twelve months, we are actively seeking additional capital through possible divestitures and/or capital raising transactions and working with the lender to address our non-compliance. If the lender were to accelerate the maturity of our indebtedness under the credit agreement, there is substantial uncertainty that we would be able to secure capital resources to repay the amounts due. Absent acceleration of payment, our term facility and revolving credit facility matures on November 17, 2026, at which time the outstanding principal and interest will be due. Refer to Note 7. Debt, to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three-month period ended September 30, 2025. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

We do not hold any cash in any investment accounts and all cash is deposited with financial institutions that management believes are of high credit quality. Our cash consists primarily of U.S. dollar denominated demand accounts.

We had $21.5 million outstanding on our term loan facility and $45.0 million outstanding on our revolving credit facility as of September 30, 2025. We are exposed to interest rate risk from fluctuations in the Prime Rate that is a component of the interest rate used to calculate interest expense on both the term and revolving credit facilities. Interest accrues on the outstanding principal amount of the term loan facility and revolving credit facility at a rate equal to the Prime Rate plus an applicable margin of 2.25%. At September 30, 2025, the effective interest rate on the term loan was 10.19%. A hypothetical 100-basis point increase in interest rates would result in an additional $0.2 million in interest expense related to the term credit facility per year. At September 30, 2025, the weighted-average interest rate on the revolving credit facility was 9.61%. A hypothetical 100-basis point increase in interest rates would result in an additional $0.5 million in interest expense related to the revolving credit facility per year. These rates do not include an additional 2% default rate penalty that was added on both the term loan and revolving loan facilities as a result of the event of default that was assessed beginning in the fourth quarter of 2024.

There have been no other material changes in our market risk since December 31, 2024.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and interim principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and interim principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, previously reported in Part II, Item 9A of our Comprehensive Form 10-K for the year ended December 31, 2024.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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