Form 10-K
period 2025-12-31
Cambium Networks Corp
filed 2026-05-01
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of April 23, 2026 there were 29,031,302 shares of the registrant’s ordinary shares outstanding.

i

PART I

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
•
our ability to successfully regain listing on The Nasdaq Stock Market;
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

Trademarks and Service Marks

“Cambium”, “Cambium Networks”, “cnPilot”, “cnMaestro”, “cnMedusa”, “cnArcher”, “cnReach”, “cnHeat”, “cnRanger”, “cnWave”, “cnVision”, “LinkPlanner”, “Xirrus”, “ePMP”, “Canopy” and “cnMatrix”, the Cambium and Xirrus logos and other trademarks or service marks of Cambium Networks, Ltd. appearing in this Annual Report on Form 10-K are the property of Cambium Networks Corporation. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks, which are the property of their respective owners.

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

The FWB portfolio spans point-to-point ("PTP") and point-to-multi-point ("PMP") architectures over multiple standards and frequency bands, including licensed, unlicensed, and lightly licensed spectrum, and fiber products that address commercial, government and defense applications. During 2025, we enhanced our broadband portfolio with both software and release of new subscriber modules.

The Enterprise portfolio includes a complete range of indoor and outdoor Wi-Fi 5, Wi-Fi 6 and Wi-Fi 7 access points, indoor and hardened 1GB/s and 2.5 GB/s copper and 10 GB/s optical based Ethernet switches, and security gateway and software-defined wide area network ("SD-WAN") devices. During 2025, we introduced new 2.5GHz switching solutions to complement our first Wi-Fi 7 access point.

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

On March 25, 2026, we received a written notice (the “Delist Determination”) that the Hearings Panel had determined to delist our ordinary shares from Nasdaq due to our failure to comply with the terms of the Hearings Panel’s decision. Trading in our ordinary shares was suspended on Nasdaq at the open of trading on March 27, 2026 and began trading on the OTC Expert Market on March 30, 2026 under the symbol “CMBMF”. We have appealed the Delist Determination.

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

Our PMP portfolio ranges from our PMP 450 series to our ePMP solutions for network operators that need to optimize for both price and performance, to our cnReach family of narrow-bandwidth connectivity products for industrial communications. The PMP 450 series is optimized for performance in high-density and demanding physical environments and includes the PMP 450m with integrated cnMedusa massive multi-user multiple input/multiple output ("MU-MIMO"), technology. The PMP 450 product line also supports the FCC’s Citizen Broadband Radio Service, or CBRS. The FCC completed the auction of CBRS Priority Access Licenses, or PAL, in the third quarter of 2020, complementing the existing availability of General Authorized Access, or GAA, licenses. Network operators are adopting the PMP 450 solution to exercise both PAL and GAA licenses. In 2025, we enhanced software in our PMP 450v access points and subscriber modules to improve capacity interference capability.

We continue to enhance our next generation ePMP 4500 and 4600 product lines that provide an unequaled combination of performance and price. New software released in 2024 for both the ePMP 4500 and ePMP 4600 has increased the maximum throughput under loaded conditions among various improvements and introduced two new ePMP subscriber modules, the ePMP 4518 and ePMP 4616 covering both the 5GHz and 6GHz bands, respectively. These cost effective, lower gain units complement the prior released longer range units.

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

We have continued to see strong demand for our Wi-Fi 6 and 6E access points, including leading products such as the XV2-22H indoor wall-mount access point used in hospitality and multi-dwelling units ("MDU"), and the XV2-21X ceiling-mount access point used universally in medium-density and low-density locations. We continue to promote and use our Wi-Fi 6E XE5-8 as our 5-radio high-density solution for convention centers and education facilities. We have outdoor APs that have both external antennas, such as the XE3-4TN, and integrated antennas such as the XV2-23T and XV2-2T, rounding out our Wi-Fi 6/6E commercial portfolio. We also promote our RV22, a Wi-Fi 6 home meshing access point that is cloud managed on cnMaestro and includes a rich app for subscriber management of access points and select services. In 2025, we introduced new 2.5GHz switching solutions to complement our Wi-Fi 7 access point. We expect to continue expanding our Wi-Fi 7 portfolio as the market upgrades to the newest standard.

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

Ethernet switches

Our cnMatrix Ethernet enterprise switching solutions simplify network deployment and operation. cnMatrix provides an intelligent interface between wireless and wired networks. cnMatrix’s policy-based automation ("PBA") accelerates network deployment, mitigates human error, increases security, and improves reliability. cnMatrix includes multiple varieties of copper-based edge switches and aggregation switches. When deployed with Cambium Networks Wi-Fi access points and the cnMaestro management system, network operators have an affordable, feature-rich, high-quality unified wired/wireless enterprise grade network. In 2025, as a complement to our Wi-Fi 7 portfolio, and to the EX-3024F Intelligent Ethernet Fiber Aggregation Switch, which offers zero-touch deployments, policy-based automation, auto device profiling and segmentation, and a non-blocking line-rate architecture with fully featured L2/L3 switching, we introduced a line of 2.5 GHz switches with software focused on AI-powered edge networking and automated security.

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

We continue to enhance our subscription services that complement and rely on cnMaestro. Network Service Edge ("NSE") delivers advanced security, network, and SD-WAN services for small and medium enterprise networks. It is integrated into Cambium’s ONE Network solution that enables organizations to deploy and manage security policies across the wireless and wired network, all fully managed and controlled as part of a single framework.

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

Sales and marketing

We sell our products primarily through a network of distributors who sell to other channel partners, including value-added resellers, system integrators, and end customers (end users), as well as through our direct sales force. End users include public or private network operators, including broadband and/or wireless LAN managed service providers; broadband internet service providers; mobile network operators; mid-market enterprises, such as education, hospitality, multi-dwelling units, and retail; state and local government; industrial, including energy, mining, rail operators and utilities; and military agencies. Channel partners may work directly with end users to identify their networking needs, and they may also provide installation, configuration, and ongoing support services. As of December 31, 2025, we had over 11,500 channel partners and approximately 145 distributors.

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

Our Community Forum is moderated by our staff with direct and active engagement by our development engineering and product management personnel. Leveraging the Community Forum, we collect network operator and channel partner feedback on potential product improvements and new product ideas, including through the administration of beta testing on our products. As of December 31, 2025, there were approximately 58,000 active registered forum members on our Community Forum.

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

Our third-party manufacturers typically procure the components needed to build our products based on our demand forecasts. These forecasts represent our estimates of future demand for our products based on historical trends and analyses from our sales and product management functions and are adjusted for overall market conditions. Generally, for our primary third-party manufacturers, we update these forecasts monthly. This allows us to leverage the purchasing power of our third-party manufacturers. Although we provide demand forecasts to our third-party manufacturers, some of our third-party manufacturers may assess charges, or we may have liabilities for excess inventory, if we overestimate our demand. We may be liable to purchase excess products or aged materials from our suppliers following reasonable mitigation efforts, increasing our inventory costs. In addition, if we overestimate demand, we may need to increase future reserves on these commitments if we are not able to convert component inventory to finished goods and sell them to our customers.

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

Cambium, like other companies, has been shifting wireless broadband and general electronic manufacturing from China to Vietnam and Thailand due to rising costs, U.S. and China trade tensions, and geopolitical risks. Throughout 2025, Cambium has been transitioning the manufacturing of some of its products from Mexico to Thailand. Moving manufacturing from one third-party manufacturer to a new third-party manufacturer in a different country risks quality issues, communication breakdowns, longer lead times, and supply chain disruptions, and Cambium has, during 2025, experienced some disruptions in its supply operations as a result, specifically related to the movement of materials and production to Thailand.

We outsource the warehousing and delivery of our products to a third-party logistics provider for worldwide fulfillment. Our direct fulfillment facilities are in Louisville, Kentucky, Venlo, The Netherlands and Hanoi, Vietnam, from which we ship to our distributor partners and network operators.

Research and development

The success of our products to date is due in large part to our focus on research and development. We believe that continued success in the marketplace relies on our ability to regularly bring to the market new and enhanced products employing leading-edge technology that provide value-added business solutions that are secure, easy to configure and maintain that address the needs of the market. Our research and development organization are located primarily in San Jose, California, Hoffman Estates, Illinois, Ashburton, United Kingdom and Bangalore, India. We also work with contract engineers in various locations globally. Our research and development team has deep expertise and experience in wireless technology, antenna design and network architecture and operation. We expect to continue to expand our product offerings and solutions capabilities in the future and to invest significantly in continued research and development efforts. As of December 31, 2025, our research and development organization consisted of 245 employees.

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

We seek patent protection for certain of our key innovations, protocols, processes and other inventions. As of April 30, 2026, we had 99 issued U.S. patents, and 175 patents issued in various foreign jurisdictions as well as 28 U.S. and 79 foreign patent applications pending. We file patent applications in the United States and other countries where we believe there to be a strategic technological or business reason to do so. Although we actively attempt to utilize patents to protect our technologies, we believe that none of our patents, individually, are material to our business. We cannot assure that any of our patent applications will result in the issuance of a patent or whether the examination process will result in patents of valuable breadth or applicability. In addition, any patents that may be issued may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing upon them.

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

Equal employment

At Cambium Networks, we seek to maintain an environment that is open and inclusive, and where our people feel valued, included and accountable. One of our key principles is respecting and developing our people. We are committed to maintaining the highest level of professional and ethical standards in the conduct of our business around the world. As of December 31, 2025, we had approximately 486 full-time employees located in 25 countries, of whom 341 employees are located outside of the United States. None of our U.S. employees are subject to a collective bargaining agreement. In certain foreign jurisdictions, where required by local law or customs, some of our employees are represented by local workers’ councils and/or industry collective bargaining agreements. We have not experienced any work stoppages, and we consider our relationship with our employees to be good. We have a broad base of diverse talent, and we believe that attracting, developing and retaining the best talent is critical to our success and achievement of our strategic objectives.

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

On March 27, 2026, Nasdaq suspended trading in our ordinary shares on the Nasdaq Global Market due to our failure to comply with the terms of the Hearing Panel’s decision issued on December 3, 2025 and subsequent decisions issued by the Hearing Panel on February 2, 2026 and March 19, 2026 pursuant to which we were granted extensions for continued listing subject to our adherence to certain milestones set forth in the decision to regain compliance with the Filing Rule and the Annual Meeting Rule. Following our request for an additional extension on March 23, 2026, the Hearings Panel issued the Delist Determination stating that our ordinary shares would be suspended at the open of trading on March 27, 2026. In its Delist Determination, Nasdaq confirmed that it intends to file Form 25 Notification of Delisting with the SEC after all applicable appeals periods have lapsed. Although we have appealed the Delist Determination, there is no assurance that we may be able to regain our Nasdaq listing.

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

If our appeal of the Delisting Determination is not successful, we will seek to regain our listing via a new application, which will require us to meet the initial listing standards for the Nasdaq Capital Market. There are no assurances that we will be able to successfully satisfy the initial listing criteria or, if we are successful, to continue to meet the on-going listing requirements for the Nasdaq Capital Market. In particular, we may face heightened scrutiny from Nasdaq as a result of our history of being unable to meet Nasdaq’s listing requirements and having been a delinquent filer under the Exchange Act, which could delay a re-listing to the Nasdaq Capital Market or prevent us from achieving such a listing. In addition, we may decide it is not in our shareholders’ best interests to uplist our ordinary shares to the Nasdaq Capital Market once we are current with our SEC reporting requirements.

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

Our cash from operations may not be sufficient for our future working capital, investments and cash requirements, and we have no remaining liquidity for additional borrowings under our Credit Agreement. If our cash from operations is not sufficient for future working capital needs, we would need to seek additional debt or equity financing or scale back our operations. In addition, we may need to seek additional financing if our lender under our Credit Agreement does not continue to work with us as a result of our noncompliance with financial covenants under our Credit Agreement and accelerates the outstanding amounts due, causing the full outstanding balance under the Credit Agreement to become immediately due and payable. We may not be able to access additional capital resources or financing due to a variety of reasons, including the restrictive covenants in our Credit Agreement, the status of our financial condition, or the lack of available capital due to global economic conditions. If our financing requirements are not met and we are unable to access additional financing on favorable terms, or at all, our business, financial condition and results of operations could be materially adversely affected and we could cease as a going concern.

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

As a public company, we are subject to the reporting requirements and other rules and regulations of the SEC and the Sarbanes-Oxley Act, among others. The requirements of these rules and regulations have and will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place strain on our personnel, systems and resources. We were unable to timely file our Annual Report on Form 10-K for the years ended December 31, 2024 or 2025, or the quarterly reports due during 2025, and may in the future, be unable to timely file our quarterly or annual reports as they come due.

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

Our current controls have not been effective in preventing these material weaknesses and any new controls we develop may become inadequate because of growth in our business. Further, the weaknesses, including material weaknesses, in our internal controls that have been discovered in the past have not yet been fully remediated, and we have found additional control deficiencies and material weaknesses as of December 31, 2024 that continued during 2025. We may discover additional weaknesses in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act if we return to accelerated filer status. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our shares.

We have expended and anticipate we will continue to expend significant resources, and we expect to provide significant management oversight, to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting. Any future failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. If our internal controls are perceived as inadequate or we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our share price could decline. For example, due to our failure to maintain compliance with rules of the SEC and The Nasdaq Stock Market, trading in our ordinary shares was suspended on March 27, 2026, and moved to the OTC Expert Market on March 30, 2026. The last reported sale price of our ordinary shares on the OTC Expert Market on April 20, 2026 was $0.19.

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

Our Credit Agreement with contains certain restrictive covenants that either limit our ability to, or require a mandatory prepayment in the event we, among other things, create or assume certain liens; create, incur or assume additional indebtedness, subject to specified permitted debt; make or hold certain investments, subject to certain exceptions; enter into certain mergers, liquidations, consolidations and other fundamental changes, subject to specified exceptions; make certain sales and other disposition of property or assets, including sale and leaseback transactions, subject to certain conditions and exceptions; make certain payments of dividends, share repurchase and other distributions, subject to certain exceptions; and enter into certain transactions with affiliates. We, therefore, may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lender or prepay certain amounts under the Credit Agreement. The Credit Agreement also contains certain financial covenants and financial reporting requirements. We are currently not in compliance with certain of the financial or restrictive covenants of our Credit Agreement, including the requirement to timely file periodic reports with the Securities and Exchange Commission ("SEC"). Although we continue to work with the lender, we may be unable to regain compliance with covenants under the Credit Agreement. Our obligations under the Credit Agreement are secured by substantially all of our assets and amounts due under the Credit Agreement mature and become fully due and payable in November 2026. We may not be able to generate or sustain sufficient cash flow or sales to meet the financial covenants or pay the principal and interest under the Credit Agreement. If the lender accelerates amounts owing under the Credit Agreement because of our default, and we are unable to pay the accelerated amount due, the lender has the right to foreclose on substantially all of our assets. In the event of a liquidation, the lender would be repaid the outstanding principal and interest owed to it prior to distribution of assets to unsecured creditors, and the holders of our shares would receive a portion of any liquidation proceeds only if all of our creditors, including our secured lender, were first repaid in full. Furthermore, our future working capital, proceeds of borrowings or proceeds of equity financings could be required to be used to repay or refinance the amounts outstanding under the Credit Agreement and, therefore, may be unavailable for other purposes.

We have been and continue to be unable to meet our financial covenants under our Credit Agreement, which creates doubt about our ability to continue as a going concern.

We are subject to compliance with financial covenants under our Credit Agreement. We are not in compliance with several of our financial covenants. There is uncertainty as to our ability to continue to meet the financial covenants in future periods. We continue to work with the lender to address our noncompliance with these covenants. If the bank is unwilling to come to an acceptable resolution of these non-payment defaults, Bank of America could declare the amounts outstanding thereunder immediately due and payable, and we may not be able to obtain a waiver of such a default or otherwise pay or refinance the indebtedness. Should we be unable to obtain a waiver or otherwise refinance our indebtedness, we may be unable to continue as a going concern.

We are actively taking actions to improve our profitability and to work with the lender to resolve our defaults under the Credit Agreement. These actions include deferral of expenditures, and cost reductions to align our cost structure with current revenue levels. Any of these measures may have an adverse impact on our ability to execute our business plan, take advantage of future opportunities, fund research and development initiatives, or respond to competitive pressures or unanticipated financial requirements. The ultimate success of any such actions in sustaining our ability to continue as a going concern cannot be assured.

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

Decisions to increase or maintain higher inventory levels are typically based upon uncertain forecasts or other assumptions. Because the markets in which we compete are volatile, competitive and subject to rapid technology and price changes, if the assumptions on which we base these decisions turn out to be incorrect, our financial performance could suffer and we have in the past and could in the future be required to write-off the value of excess products or components inventory. In addition, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us, such as forecasted demand. We may be liable to purchase excess products or aged material from our suppliers following reasonable mitigation efforts, resulting in an adverse impact on our cash flows, operating expenses, results of operation and financial condition. We have, over the last several years, worked to manage our inventory closely, resulting in a reduction in finished goods inventory, raw materials and supplier commitment, but also required additional capital to cover and manage past liabilities. If we are unable to manage our inventory or commitments to suppliers in the future, we could be required to record additional charges, which would adversely affect our operating results and financial condition.

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

Our third-party manufacturers predominantly operate outside of the U.S. causing us to face risks to our business based on changes in tariffs, trade barriers, export regulations, political conditions and contractual restrictions, such as recently announced tariffs by the U.S. government and reciprocal tariffs announced by other governments, particularly tariffs on goods imported from China, Taiwan, Vietnam or Thailand. Products that we have manufactured for us in countries outside of the US may also be subject to any uncertainty of trade relations between such countries and the United States or other shipping destinations. Such uncertainties could cause the cost of our products to rise or result in our inability to continue to manufacture in such country, resulting in a need to find alternative sources of manufacture, such as our recent move from manufacturing in China and Mexico to Vietnam and Thailand. Any change in manufacturer has in the past and could continue to result in the delay in the manufacture and supply of our products, increase our cost of manufacture, and cause a delay in our shipments to customers and a delay or cancellation of orders. Our future operating results and financial condition could be materially affected to the extent any of these actions occur.

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

Sales through distributors have been highly concentrated in a few distributors, with over 34% and 32% of our revenues in 2024 and 2025, respectively, coming from our three largest distributors in each year. In addition, certain of our distributors may rely disproportionately on sales to a small number of end customers. Termination or degradation of a relationship with a major distributor, or of a distributor with its major customer, could result in a temporary or permanent material loss of revenues. We may not be successful in finding other distributors on satisfactory terms, or at all, and our distributors may fail to maintain or replace business with their major customer, either of which could adversely affect our ability to sell in certain geographic markets or to certain network operators, adversely impacting our revenues, cash flow and market share.

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

We have extensive international operations and generate a significant amount of revenue from sales to channel partners in Europe, the Middle East and Africa, Asia-Pacific and South America. For example, sales outside of the United States accounted for 50% of total revenues in 2024 and 53% in 2025. We rely on our third-party logistics and warehousing provider, with distribution hubs currently in the United States, the Netherlands and Vietnam to fulfill the majority of our worldwide sales and to deliver our products to our customers. We have estimated the geographical distribution of our product revenues based on the ship-to destinations specified by our distributors when placing orders with us. Our ability to grow our business and our future success will depend on our ability to continue to expand our global operations and sales worldwide.

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

We may be subject to income tax audits in all jurisdictions in which we operate. The years open for audit vary depending on the tax jurisdiction. In the United States, as of December 31, 2024, we are no longer subject to U.S. federal income tax examinations by tax authorities for years before 2022. In the non-U.S. jurisdictions, the tax returns that are open vary by jurisdiction and are generally for tax years between 2020 through 2025. We routinely assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. When assessing such potential exposures and where necessary, we provide a reserve to cover any expected loss. To the extent that we establish a reserve, we increase our provision for income taxes. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that tax liability is greater than the original estimate. If the governing tax authorities have a differing interpretation of the applicable law, a successful challenge of any of our tax positions could adversely affect our financial condition, cash flows and/or results of operations.

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

Vector Capital and its affiliates control a majority of the voting power of our outstanding shares and as a result, we are a controlled company within the meaning of the corporate governance standards of the Nasdaq. Although our ordinary shares are no longer listed on Nasdaq, under Nasdaq rules, a controlled company may elect not to comply with certain corporate governance requirements of the Nasdaq, including the requirements that:

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

We have substantial operations in Illinois, California, England and India, and our third-party manufacturers are currently predominantly located in Vietnam, Thailand, Taiwan and the Philippines. Operations in some of these areas are susceptible to disruption due to severe weather, seismic activity, political unrest and other factors. For example, a significant natural disaster, such as an earthquake, a fire or a flood, occurring at the facilities of one of our third-party manufacturers could have a material adverse impact on their ability to manufacture and timely deliver our products. Despite the implementation of network security measures, we also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our solutions. In addition, natural disasters, acts of terrorism or war could cause disruptions in the businesses of our suppliers, manufacturers, network operators or the economy as a whole. To the extent that any such disruptions result in delays or cancellations of orders or impede our ability to timely deliver our products, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

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

Our cybersecurity team is led by our intellectual technology team, including personnel with substantial experience in protecting the security of our products. Our IT team and risk management reports to our SVP, Product Line Management, and is aided by members of our product development team who advise on any impacted products, legal as required to review notice and other requirements, and other departments as needed.

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

For additional information regarding obligations under operating leases, see Note 15. Leases in the Notes to the Consolidated Financial Statements included in Part II, Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Our ordinary shares were delisted from Nasdaq on March 27, 2026 and are now traded on the OTC Expert Market tier under the symbol "CMBMF." As a result, public access to bid and ask prices and trading volume information became restricted, and most investors are not able to easily trade our ordinary shares during this period. Despite these developments, our ordinary shares remain tradable, with pricing information accessible to brokers and market makers. We are actively working to complete and file all required periodic reports to regain compliance with our Exchange Act reporting obligations. We have appealed the Nasdaq determination to delist our ordinary shares, and the appeal is unsuccessful, we intend to reapply for listing on Nasdaq as soon as we become current in our SEC filings. The last reported sale price of our ordinary shares on the OTC Expert Market on April 25, 2026 was [$0.13].

Deficiency notice disclosure

The Company failed to hold an annual general meeting of shareholders during 2025, as required by Nasdaq Listing Rule 5620(a), which requires all listed companies to hold an annual shareholder meeting within one year of the end of their fiscal year. We expect to hold an annual general meeting of shareholders during June 2026.

Holders of record

As of April 25, 2026, there were [115] shareholders of record of our ordinary shares. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Equity compensation plan information

Information regarding the securities authorized for issuance under our equity compensation plans for the year ended December 31, 2025 is included in Part III, Items 10 through 14 included in this Annual Report on Form 10-K.

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

Trends impacting our business

Macroeconomic factors such as higher interest rates and inflationary pressures, which impact private sector capital investment, and concerns about a global economic slowdown and geopolitical conditions added to the softened demand for our products and services that we experienced over 2023 and 2024 coming out of the pandemic, and increased our cost of revenues and impacted, and may continue to impact, our gross margin. We continue to see a high level of competition in our industry due to slower demand and aggressive pricing. We also see increased competition and pricing pressure from new competitors such as Starlink significantly driving down global connectivity prices, with satellite bandwidth costs dropping roughly 77% over the last five years due to its rapid constellation deployment and lower manufacturer costs. We have also seen increased competition from mobile network operators who are using excess capacity in their mobile network to address fixed wireless broadband needs, and from original design manufacturers who are trying to increase their market share by selling directly to major telecommunications providers. We believe that these market pressures will continue to negatively impact revenues and gross margins for the foreseeable future. We may continue to face risks of technology shifts that could result in inventory becoming obsolete before it is deployed, including as the industry continues its shift to Wi-Fi 7.

We are also impacted by the increases in the prices of memory chips from our semiconductor suppliers. Prices for memory chips have increased rapidly for newer generations of memory, which has had an impact on the supply of current memory, impacting components for both Wi-Fi 7 and Wi-Fi 6. We expect this to continue for the foreseeable future due to the scaling of AI data centers.

We spent 2025 moving production of select products from a third-party manufacturer in Mexico to a third-party manufacturer in Thailand. The move has been challenged by logistic and production issues due to the complexity of the impacted products as well as challenges present when utilizing a new manufacturer. While the majority of impacted products are in production, issues of scale, yield and supply chain continue to limit our ability to meet customer demand, and this may continue into 2026.

We continue to monitor the impact of macroeconomic factors, including a potential global recession, inflationary pressures, monetary policy shifts, trade wars and growing political tensions globally that continue to impact our industry and our business. We also believe that our customers continue to grapple with the impact of these macroeconomic factors on their businesses and future investment plans, leading to business uncertainty and a more constrained approach to forecasts and orders, and decreasing visibility into customer demand. Any prolonged economic disruptions, continued uncertainty over global trade wars, as well as further deterioration in the global economy or outbreaks of international hostilities, could have a negative impact on demand from our customers in future periods.

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

Credit Agreement Default

We continue to be out of compliance with financial and other covenants under our Amended Credit Agreement, and such defaults continued through 2025 and are expected to continue into 2026. In addition, we ceased payment of required quarterly principal and periodic interest on the term loan facility and of quarterly interest on the revolving credit facility as of June 2025. Such defaults afford the lender the right to declare the amounts outstanding immediately due and payable. We continue to have regular discussions with the lender and we have not been able to obtain a waiver of the defaults from the lender or otherwise refinance the indebtedness. If the lender were to accelerate the maturity and declare the full outstanding principal and interest immediately due and payable, we would not be able to repay the debt, and therefore, there is substantial uncertainty we would be able to continue as a going concern. Absent acceleration, our Amended Credit Agreement matures on November 17, 2026. Absent an infusion of capital from financing or divestiture, we will be unable to repay this indebtedness when it comes due. Refer to Note 6. Debt, to our consolidated financial statements of this Annual Report on Form 10-K for additional information.

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

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations for the year ended December 31, 2024 compared to the year ended December 31, 2025:

	Year Ended December 31,
(in thousands)	2024	2025
Statements of Operations Data:
Product	$157,805	$141,277
Subscriptions and services	19,481	18,368
Total revenues	177,286	159,645
Cost of revenues:
Product	106,147	86,307
Subscriptions and services	8,208	9,167
Total cost of revenue	114,355	95,474
Gross profit:
Product	51,658	54,970
Subscriptions and services	11,273	9,201
Total gross profit	62,931	64,171
Operating expenses
Research and development	39,292	32,863
Sales and marketing	36,719	31,186
General and administrative	26,010	26,427
Depreciation and amortization	5,786	1,466
Impairment	25,535	192
Total operating expenses	133,342	92,134
Operating loss	(70,411)	(27,963)
Interest expense, net	5,843	9,020
Other expense, net	52	7
Loss before income taxes	(76,306)	(36,990)
(Benefit) provision for income taxes	(1,854)	1,548
Net loss	$(74,452)	$(38,538)

	Year Ended December 31,
	2024	2025
Percentage of Revenues:
Product	89.0%	88.5%
Subscriptions and services	11.0%	11.5%
Total revenues	100.0%	100.0%
Cost of revenues:
Product	67.3%	61.1%
Subscriptions and services	42.1%	49.9%
Total cost of revenue	64.5%	67.6%
Gross profit:
Product	32.7%	38.9%
Subscriptions and services	57.9%	50.1%
Total gross profit	35.5%	40.2%
Operating expenses
Research and development	22.2%	20.6%
Sales and marketing	20.7%	19.5%
General and administrative	14.7%	16.6%
Depreciation and amortization	3.3%	0.9%
Impairment	14.4%	0.1%
Total operating expenses	75.2%	57.7%
Operating loss	(39.7)%	(17.5)%
Interest expense, net	3.3%	5.7%
Other expense, net	0.0%	0.0%
Loss before income taxes	(43.0)%	(23.2)%
(Benefit) provision for income taxes	(1.0)%	1.0%
Net loss	(42.0)%	(24.1)%

Comparison of the year ended December 31, 2024 to the year ended December 31, 2025

Revenues

	Year Ended December 31,		Change
(dollars in thousands)	2024	2025	$	%
Product	$157,805	$141,277	$(16,528)	(10.5)%
Subscriptions and services	19,481	18,368	$(1,113)	(5.7)%

Product revenues decreased $16.5 million, or 10.5%, from $157.8 million in 2024 to $141.3 million in 2025. The decrease was primarily due to our point-to-multi-point product category partially as a result of lower demand for ePMP, 28 GHz and 60 GHz products, but also due to limitations on our ability to meet customer demand as a result of issues of scale, yield and supply experienced following our transition from our Mexico manufacturer to a manufacturer in Thailand. Revenues also decreased in our point-to-point product category partially as a result of lower demand for PTP accessories and impacts from moving manufacturing of certain products noted above, partially offset by higher demand for defense products in Europe, Middle East, Africa. Revenues increased in our enterprise product category driven by increased demand for switching products and Wi-Fi 7.

Subscriptions and services revenues decreased $1.1 million, or 5.7%, from $19.5 million in 2024 to $18.4 million in 2025. The decrease was primarily due to lower services revenue partially offset by increased volume of software subscriptions on enterprise products.

Revenues by product category

	Year Ended December 31,		Change
(dollars in thousands)	2024	2025	$	%
Point-to-Multi-Point	$73,469	$59,664	$(13,805)	(18.8)%
Point-to-Point	48,195	43,106	(5,089)	(10.6)%
Enterprise	50,282	53,168	2,886	5.7%
Other	5,340	3,707	(1,633)	(30.6)%
Total revenues by product category	$177,286	$159,645	$(17,641)	(10.0)%

Point-to-Multi-Point

PMP revenues decreased $13.8 million, or 18.8%, from 2024 to 2025. PMP revenues decreased in all regions except the Caribbean and Latin America regions, driven by decreased demand from our service providers for our 28 GHz and ePMP products and the limitations on our ability to meet customer demand following our transition from our Mexico manufacturer to a manufacturer in Thailand.

Point-to-Point

PTP revenues decreased $5.1 million, or 10.6%, from 2024 to 2025. PTP revenues decreased across all regions, with the larges decrease in North America. The decrease is mostly driven by lower demand for PTP accessories and the limitations on our ability to meet customer demand following our transition from our Mexico manufacturer to a manufacturer in Thailand.

Enterprise

Enterprise revenues increased $2.9 million, or 5.7%, from 2024 to 2025, with the largest increase in North America. The increase is mostly driven by higher demand for switching products and Wi-Fi 7 products, partially offset by lower demand for Wi-Fi 5 products.

Other

Other revenues decreased $1.6 million, or 30.6%, from 2024 to 2025, with the larges decreases in North America and Europe, Middle East, Africa, due to lower services revenue.

Revenues by geography

	Year Ended December 31,		Change
(dollars in thousands)	2024	2025	$	%
North America	$86,914	$76,041	$(10,873)	(12.5)%
Europe, Middle East, Africa	50,956	50,197	(759)	(1.5)%
Caribbean and Latin America	20,527	15,058	(5,469)	(26.6)%
Asia Pacific	18,889	18,349	(540)	(2.9)%
Total revenues by geography	$177,286	$159,645	$(17,641)	(10.0)%

Revenues decreased in 2025 compared to 2024, with the largest decrease in North America. All regions were impacted by the move of the manufacturing of certain products from Mexico to Thailand. In addition to the impact of the move, the decrease in PMP and PTP revenues in North America was related to lower demand across all products within these categories, partially offset by increased enterprise product revenues driven by higher demand for switching and Wi-Fi 7 products. Revenues in Europe, Middle East, Africa decreased year-over-year, mostly from decreased PMP and enterprise product revenues, mostly offset by increased PTP product category revenues driven by increased demand for defense products. Revenues in Caribbean and Latin America decreased year-over-year, mostly from decreased PMP and PTP revenues due to lower demand spread across all products within these categories. The decrease in revenues in Asia Pacific was driven by decreased revenues in PMP and PTP, mostly offset by increased revenues in enterprise products with higher demand for Wi-Fi 6 and switching products.

Cost of revenues and gross margin

	Year Ended December 31,		Change
(dollars in thousands)	2024	2025	$	%
Product	$106,147	$86,307	$(19,840)	(18.7)%
Gross margin	32.7%	38.9%		620 bps

Subscriptions and services	$8,208	$9,167	$959	11.7%
Gross margin	57.9%	50.1%		(780) bps

Cost of revenues for products decreased $19.8 million, or 18.7%, from $106.1 million for 2024 to $86.3 million for 2025. The decrease in cost of revenues was primarily due to $13.2 million lower loss on supplier commitment expense, $4.3 million lower excess and obsolescence, along with decreased revenues resulting in lower direct materials costs and lower freight and duty costs. These costs are partially offset by nonrecurring expenses related to the move of manufacturing from Mexico to Thailand and restructuring activities.

Cost of revenues for subscriptions and services increased $1.0 million, or 11.7%, from $8.2 million for 2024 to $9.2 million for 2025. The increase in cost of revenues was primarily due to increased direct services costs.

Gross margin for products increased from 32.7% in 2024 to 38.9% in 2025. The increase mostly reflects the impact of the above mentioned decreases in excess and obsolescence reserve and loss on supplier commitments offset by lower revenues from higher margin products.

Gross margin for subscriptions and services decreased from 57.9% in 2024 to 50.1% in 2025. The decrease mostly reflects the impact from decreased services revenue.

Operating expenses

	Year Ended December 31,		Change
(dollars in thousands)	2024	2025	$	%
Research and development	$39,292	$32,863	$(6,429)	(16.4)%
Sales and marketing	36,719	31,186	(5,533)	(15.1)%
General and administrative	26,010	26,427	417	1.6%
Depreciation and amortization	5,786	1,466	(4,320)	(74.7)%
Impairment	25,535	192	(25,343)	100.0%
Total operating expenses	$133,342	$92,134	$(41,208)	(30.9)%

Research and development

Research and development expense decreased $6.4 million, or 16.4%, from $39.3 million in 2024 to $32.9 million in 2025. Research and development expense decreased mainly due to $3.6 million lower employee-related expense, mostly due to decreased headcount from the reductions completed in 2025, $1.2 million lower share-based compensation expense due to no new awards in 2025 along with suspension of ESPP, $0.9 million lower outside contractor spend and $0.3 million lower engineering material spend due to fewer projects, $0.5 million lower homologation and regulatory spend due to the timing and number of projects, $0.5 million lower lease expense and $0.5 million higher capitalized software costs, offset by $0.8 million lower research and development tax credit due to lower headcount and fewer project qualifying for the credit and $0.2 million higher travel-related expenses.

Sales and marketing

Sales and marketing expense decreased $5.5 million, or 15.1%, from $36.7 million in 2024 to $31.2 million in 2025. The decrease in sales and marketing expense was primarily due to $3.1 million lower employee-related expense, mostly due to decreased headcount from the reductions completed in 2025, $1.7 million lower variable compensation expense, $0.9 million lower share-based compensation expense due no new awards in 2025 along with lower headcount and suspension of ESPP, $0.3 million lower travel-related spend, partially offset by $0.5 million higher restructuring costs related to the 2025 restructurings.

General and administrative

General and administrative expense increased $0.4 million, or 1.6%, from $26.0 million in 2024 to $26.4 million in 2025. The increase in general and administrative expense was primarily due to $2.1 increase in outside contractor spend due to employee attrition and additional staff added for restatement, $2.2 million higher legal fees and $1.3 million higher audit fees due to audit overrun and restatement, partially offset by $1.5 million lower staff-related expenses due to employee attrition and $0.4 million lower nonrecurring costs related to the Chief Executive Officer transition that did not repeat in 2025, $1.3 million lower share-based compensation expense due to lower headcount, no new awards in 2025 and suspension of ESPP, $0.9 million lower bad debt expense, $0.4 million lower other fees and expenses, $0.3 million lower insurance costs, $0.3 million lower nonrecurring expenses related to the headquarters office move in 2024 and restructuring in 2024 and $0.1 million lower travel-related expenses.

Depreciation and amortization

Depreciation and amortization expense decreased $4.3 million, or 74.7%, from $5.8 million in 2024 to $1.5 million in 2025. The decrease in depreciation and amortization was mostly driven by a reduction of depreciation and amortization as a result of the impairment on property and equipment and customer relationships intangible recorded during the third quarter of 2024.

Impairment

We incurred a $25.5 million impairment charge in 2024, and $0.2 million charge in 2025, associated with the impairment of our property and equipment, goodwill, customer relationships intangible, internal use software, and software marketed for external sale. Refer to the Note 3. Property and equipment, Note 4. Software and Note 5. Goodwill and intangible assets in our consolidated financial statements included in this Annual Report on Form 10-K for details regarding the impairments recorded.

Interest expense, net

	Year Ended December 31,		Change
(dollars in thousands)	2024	2025	$	%
Interest expense, net	$5,843	$9,020	$3,177	54.4%

Interest expense increased $3.2 million, or 54.4%, from $5.8 million in 2024 to $9.0 million in 2025. The increase was primarily due to interest expense incurred as a result of drawing $45.0 million against the revolving credit facility, mostly in the first quarter of 2024 and an increase in the interest rate on the term loan due to the covenant default in the third quarter of 2024 along with lower interest income on lower cash balances. This increase was partially offset by $0.6 million of fees expensed in 2024 related to an aborted amendment to our secured credit agreement.

Other expense, net

	Year Ended December 31,		Change
(dollars in thousands)	2024	2025	$	%
Other expense, net	$52	$7	$(45)	(86.5)%

Other expense, net remained mostly flat from 2024 to 2025. The change is primarily associated with foreign currency fluctuations.

Provision for income taxes

	Year Ended December 31,		Change
(dollars in thousands)	2024	2025	$	%
(Benefit) provision for income taxes	$(1,854)	$1,548	$3,402	(183.5)%
Effective income tax rate	2.4%	(4.2)%

The Company recorded income tax benefit of $1.9 million and a provision for income taxes of $1.5 million for the years ended December 31, 2024 and 2025, with an income tax rate of 2.4% and (4.2)%, respectively. For the year ended December 31, 2024, the Company's effective tax rate of 2.4% differed from the U.S. statutory rate of 21.0% primarily due to a pretax loss, the net increase in the valuation allowance of $12.3 million, a foreign tax rate differential of $(2.5) million, $2.7 million return to provision adjustment primarily due to a tax method change in the U.S. 2023 tax return related to the tax capitalization of our research and development expenditures, $1.5 million for establishment of a deferred tax liability for withholding tax on non-permanent investment in subsidiaries, a $1.2 million tax expense related to share-based compensation, and a benefit on research and development credits of $(0.3) million. For the year ended December 31, 2025, the Company's effective tax rate of (4.2)% differed from the U.S. statutory rate of 21.0% primarily due to a pretax loss, the net increase in the valuation allowance of $9.5 million, a foreign tax rate differential of ($1.5) million, a $0.9 million tax expense related to share-based compensation, and a benefit on research and development credits of $0.5 million. See Note 12. Income taxes in the Notes to the consolidated financial statements for more information related to income taxes.

Liquidity and Capital Resources

As of December 31, 2025, we had a cash balance of $11.3 million, a decrease of $23.6 million from December 31, 2024. We drew $45.0 million on our revolving credit facility in the first half of 2024 for working capital needs mainly to: (i) fund normal operating expenses; (ii) meet interest and principal requirements of our outstanding indebtedness; and (iii) fund capital expenditures. Following this draw down, we have no remaining available liquidity under our revolving credit facility. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions. We continue to focus on cost management, operating efficiency and efficient discretionary spending. We expect to regularly assess our liquidity needs and market conditions and may seek alternative sources of financing if and when our board of directors determines that doing so is in our best interest. As noted below, our Amended Credit Agreement with Bank of America matures on November 17, 2026. Absent an infusion of capital from financing or divestiture, we will be unable to repay this indebtedness when it becomes due.

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

As of December 31, 2025, we had $21.5 million outstanding principal debt under our term loan facility and $45.0 million outstanding on our revolving credit facility. There is no availability remaining on the revolving credit facility. The effective interest rate on the term credit facility at December 31, 2025 was 9.45% and the weighted-average interest rate on our revolving credit facility was 9.23%. These rates do not include an additional 2% default rate penalty that was added on both the term credit facility and revolving credit facilities as a result of the events of default that first occurred during the third quarter of 2024. We are required to make quarterly principal payments of $0.7 million under the term credit facility and quarterly interest payments under both the term loan facility and the revolving credit facility. For the year ended December 31, 2024, all quarterly principal and interest payments were made in accordance with the terms of the Amended Credit Agreement. Beginning with the quarter ended June 30, 2025, we ceased making principal and interest payments on the term loan and interest payments on the revolving credit facility.

We were not in compliance with our quarterly fixed charge coverage ratio or consolidated leverage ratio covenants as of December 31, 2024 and December 31, 2025. In addition, since we ceased paying principal and interest on the term loan and interest on the revolving credit facility, this results in a payment default, which is also continuing in 2026. Such defaults afford Bank of America the right to declare the amounts outstanding under our Amended Credit Agreement immediately due and payable. To provide us with the financing flexibility needed to meet our obligations as they come due over the next twelve months, we are actively seeking additional capital through possible divestitures and/or capital raising transactions and working with Bank of America to address our covenant non-compliance. If Bank of America were to accelerate the maturity of our indebtedness under the Amended Credit Agreement, there is substantial uncertainty we would be able to secure capital resources to repay the amounts due. Absent acceleration of payment, our term loan facility and revolving credit facility matures on November 17, 2026, at which time the outstanding principal and interest will be due. For a detailed discussion of our current credit facilities, refer to Note 6. Debt in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. For updated disclosure on the Credit Agreement, refer to "Credit Agreement Defaults", above.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2025
Cash used in operating activities	$(14,975)	$(15,706)
Cash used in investing activities	$(11,898)	$(6,365)
Cash provided by (used in) financing activities	$43,183	$(1,399)

Cash flows from operating activities

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

Net cash used in operating activities for 2025 of $15.7 million consisted primarily of net loss of $38.5 million, adjustments for non-cash charges for depreciation and amortization of $5.1 million, share-based compensation expense of $6.4 million and increase in provision for inventory excess and obsolescence of $1.6 million, $0.3 million increase in deferred income taxes and $0.2 million impairment of capitalized software, along with changes in operating assets and liabilities that resulted in net cash inflows of $9.3 million. The changes in operating assets and liabilities consisted primarily of a $12.8 million decrease in inventory, $9.5 million increase in accrued liabilities, $4.1 million decrease in prepaid expenses and $1.4 million increase in accounts payable, mostly due to timing of purchases and payment, partially offset by $6.0 million increase in receivables, $0.1 million decrease in employee compensation and $12.1 million decrease in other assets and liabilities, mostly due to the increase in noncurrent supplier prepayments and decrease of noncurrent accrued loss on supplier commitments.

Cash flows from investing activities

Our investing activities for both periods presented consisted of capital expenditures for property, equipment, internal use software and capitalized labor costs for software to be marketed for sale in support of the growth of our business. Capital spending for 2025 was $6.0 million less than 2024.

Cash flows from financing activities

Net cash provided by financing activities of $43.2 million for 2024 was primarily due to $45.0 million drawn down on the revolving credit facility and proceeds received of $0.9 million from the issuance of ordinary shares under our Employee Share Purchase Plan partially offset by $2.6 million repayment of principal due under the term loan facility with Bank of America.

Net cash used in financing activities of $1.4 million for 2025 was primarily due to principal payments of $1.3 million on our term loan and $0.1 million of taxes paid on net share settlement of equity awards.

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

Long lived assets recoverability and impairment assessment

We evaluate our long-lived assets for impairment by completing a quarterly qualitative assessment and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We consider historical trends and current results, assumptions regarding future performance, operating income or cash flows, strategic initiatives and overall economic factors, including significant negative market or industry trends and macroeconomic developments, considered in both absolute terms and relative to peers.

Considerable management judgment is necessary to estimate expected future cash flows, including evaluating the impact of operational and economic factors on our future cash flows, all of which are subject to uncertainty. The assumptions and estimates used involve significant elements of subjective judgment and analysis by management. Certain future events and circumstances, including deterioration of market conditions, a decline in actual and expected demand, among others, could result in changes to these assumptions and risks. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or asset group. If impairment is indicated, the asset is written down to its estimated fair value.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to interest rate risk from fluctuations in the interest rate used to calculate interest expense on the outstanding principal on our term loan facility and all outstanding borrowing under our revolving credit facility, which as of December 31, 2025 was $21.5 million and $45.0 million, respectively.

As a result of our non-compliance with our covenants, our term loan facility and revolving credit facility were converted to Base Rate loans, with interest accruing on the outstanding principal amount of the term loan facility and outstanding borrowing on the revolving credit facility on a quarterly basis equal to the Prime rate per annum, plus a 2.25% applicable margin. In addition, we are being charged a 2% interest penalty while an event of default exists. At December 31, 2025, the effective interest rate on the term loan was 9.45% and the weighted-average interest rate on the revolving credit facility was 9.23%. A hypothetical 100-basis point increase in interest rates, and assuming a consistent applicable margin would result in an additional $0.2 million in interest expense related to our term loan facility and $0.5 million of interest expense related to our revolving credit facility per year. Until we are successful at removing the event of default, the 2% interest penalty will result in an additional $0.6 million in interest expense related to our term loan facility and $0.9 million of interest expense related to our revolving credit facility per year.

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

Credit risk

We consider the credit risk of all customers and regularly monitor credit risk exposures in our trade receivables. Our standard credit terms with our customers are generally net 30 to 60 days. We had one customer representing more than 10% of trade receivables at December 31, 2024 and 2025. In addition, we had two customers representing more than 10% of revenues for the years ended December 31, 2024 and 2025.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth on pages F-1 through F-35 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K.

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

Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded material weaknesses existed in our internal control over financial reporting as of December 31, 2025, and accordingly, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of, and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management based its assessment on criteria established in “Internal Control Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was not effective at the reasonable assurance level as of December 31, 2025, due to the material weaknesses described below.

Material Weaknesses Identified

During the year ended December 31, 2024, management identified the following material weaknesses in our internal control over financial reporting, which have not yet been remediated:

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
6.
Impairment accounting. We did not maintain effective controls over the timely identification of impairment triggering events or the proper evaluation and recording of impairments related to long-lived assets in accordance with ASC 360, Property, Plant and Equipment. Specifically, we did not ensure that events or changes in circumstances indicating that the carrying amounts of individual long-lived assets may not be recoverable were identified and assessed on a timely basis. Additionally, controls were not adequately designed or operating effectively to ensure that, upon identification of a triggering event, appropriate qualitative and quantitative impairment analyses were performed and that any resulting impairment charges were accurately measured and recorded in the appropriate reporting period.
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

Changes in Internal Control

We are working towards implementing processes and procedures to address the material weaknesses noted above. There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act for the quarter ended December 31, 2025 other than the identification of the material weaknesses and the remediation plan disclosed above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

None.

Item 9B. Other Information.

During the year ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our board of directors currently consists of seven directors, who are divided into three classes with staggered, three-year terms. Our Amended and Restated Memorandum and Articles of Association provides that the authorized number of directors may be changed only by resolution of our board of directors. The following table sets forth information with respect to our board of directors as of April 20, 2026.

Name	Age	Director Since	Board Committees
Class I Directors
Atul Bhatnagar	69	April 2018	—
Alexander Slusky	58	August 2011	Compensation Committee (Chair)
Morgan Kurk	56	August 2023	—
Class II Directors
Vikram Verma	61	January 2019	Audit Committee, Compensation Committee
Robert Amen (Chairman)	52	August 2011	—
Class III Directors
Bruce Felt	68	May 2018	Audit Committee (Chair)
Kevin Lynch	57	June 2020	Audit Committee

There was no change in the composition of our board of directors during 2025. Additional biographical descriptions are set forth in the text below.

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

Class III Directors

Bruce Felt has served as a member of our board of directors since May 2018 and is the chair of our audit committee. Mr. Felt has served as Chief Financial Officer Kong, a software API management company, since January 2026. He served as the Chief Financial Officer of Domo, a cloud-based enterprise software company from August 2014 to March 2023. From June 2012 to June 2014, Mr. Felt served as the Chief Financial Officer of Ten-X, an online real estate marketplace. From October 2006 to June 2012, Mr. Felt served as the Chief Financial Officer of SuccessFactors, a cloud-based human capital management software company. Mr. Felt is currently a member of the board of directors of Veridigm Inc., a provider of practice management and electronic health records technology, Job & Talend, a labor marketplace, Betterworks, a human capital management software company and Human Interest, a provider of retirement plans for small and medium sized businesses. Mr. Felt was a member of the board of directors of Evolent Health, a healthcare services company from June 2015 to January 2021. Mr. Felt holds a B.S. in accounting from the University of South Carolina and a M.B.A. from Stanford University Graduate School of Business.

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

Meetings of the Board of Directors

Our board of directors held sixteen (16) meetings and acted by written consent four (4) times during the year ended December 31, 2025. During 2025, each person currently serving as a director attended at least 75% of the aggregate of the total number of meetings of the board of directors and each committee of which he was a member. Each director is also encouraged to attend the Company’s annual general meeting of shareholders, although we did not hold an annual general meeting of shareholders during 2025.

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

Each committee operates pursuant to a written charter that has been approved by our board of directors. A copy of the current charter for each of the audit committee and compensation committee is available on our website at www.cambiumnetworks.com. We do not intend for the website address listed in Annual Report on Form 10-K to be an active link or to otherwise incorporate the contents of our website into this Annual Report on Form 10-K. The audit committee met seven (7) times and acted by written consent two (2) times during 2025, and the compensation committee met three (3) times during 2025. The members of the audit committee and compensation committee are noted in the table below:

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

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2025, none of the members of our compensation committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

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

Executive Officers

The executive officers of the Company are elected each year at the meeting of our board, which precedes the annual general meeting of shareholders, and at other board meetings, as appropriate. As of April 20, 2026, the executive officers of the Company were as follows:

Name	Age	Position(s)
Morgan Kurk	56	President and Chief Executive Officer and Director
Mitchell Cohen*	70	Interim Chief Financial Officer
Scott Imhoff	57	Senior Vice President, Product Management
Sally Rau	67	Senior Vice President, Chief Legal and HR Officer
Vibhu Vivek	58	Senior Vice President, Products

*Mitchell Cohen joined as Interim Chief Financial Officer effective December 18, 2025.

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

Sally Rau has served as our General Counsel since February 2015 and as our Chief Legal and HR Officer since August 2024. In the period between 2014 and 2015, Ms. Rau was a consultant for law firms in the San Francisco Bay Area. Prior to 2014, Ms. Rau served as General Counsel of Velti, a provider of mobile marketing and advertising technology and solutions, a position she held from August 2010 until December 2013. From June 1998 until September 2010, Ms. Rau was a lawyer, and, from 2000 a partner, at DLA Piper LLP, a global law firm. Ms. Rau holds a B.A. in History from the University of California, Berkeley, and a J.D. from the University of Oregon School of Law. Ms. Rau is a member of the State Bar of California.

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

Insider Trading Policy

We have an Insider Trading Policy governing the purchase, sale and other dispositions of our securities that applies to the Company and its personnel, including officers, directors, all other employees, and other covered persons (the “Insider Trading Policy”). The Insider Trading Policy was filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2024.

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

Item 11. Executive Compensation.

Executive Compensation

This section discusses the material components of the executive compensation program in the fiscal year ended December 31, 2025 for our “named executive officers.” As a smaller reporting company, the SEC defines our named executive officers as (i) any individual serving as our Chief Executive Officer during the fiscal year; (ii) our two most highly compensated executive officers other than the Chief Executive Officer, who were serving as such as of December 31, 2025; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to (ii) but for the fact they were not serving as an executive officer at the end of the year.

Overview

This section provides a discussion of the compensation paid or awarded to our President and Chief Executive Officer and our two other most highly compensated executive officers as of December 31, 2025. We refer to these individuals as our “named executive officers.” As a “smaller reporting company” and pursuant to the rules of the SEC, the Company is providing compensation information for the following individuals as our named executive officers:

* Morgan Kurk, President and Chief Executive Officer and Director
* Vibhu Vivek, Senior Vice President, Product
* Sally Rau, Chief Legal and HR Officer
* John Waldron, former Acting Chief Financial Officer (1)

(1) Mr. Waldron served as Vice President, Finance and Accounting from May 1, 2025, until appointed as our Acting Chief Financial Officer from August 26, 2025 to December 18, 2025, and following the appointment of Mitchell Cohen as interim Chief Financial Officer on December 18, 2025, Mr. Waldron continues to serve as our Vice President, Finance and Accounting.

Our current executive compensation program is intended to align executive compensation with our business objectives and with the interests of our shareholders, and to enable us to attract, retain and reward executive officers who contribute to our long-term success. The compensation paid or awarded to our named executive officers is generally based on the assessment of each individual’s performance compared against the business objectives established for the fiscal year as well as our historical compensation practices, the overall financial success of the Company, and our ability to meet shareholder objectives. We provide each of our named executive officers, other than John Waldron, with an annual base salary, annual incentive compensation and long-term incentives. John Waldron, hired as a consultant to the Company through a third party consulting firm, is paid an hourly rate and does not participate in any incentive compensation programs or other benefits offered by the Company.

The details of our 2025 executive compensation program are discussed below.

Role of the Compensation Committee and Management

Pursuant to its charter, the compensation committee is responsible for reviewing, evaluating, and approving the compensation arrangements of our executive officers and for establishing and maintaining our executive compensation policies and practices. Our compensation committee seeks input and receives recommendations from members of our executive management team when discussing the performance and compensation of other executive officers, and in assessing the financial and accounting implications of our compensation program and hiring decisions. Although the compensation committee is authorized to engage its own independent advisors to provide advice on matters related to executive compensation and general compensation programs, no compensation consultants were engaged with respect to our 2025 compensation program. For additional information on the compensation committee, see “Committees of the Board of Directors — Compensation Committee” elsewhere in this annual report.

During 2025, our compensation committee reviewed and determined our executive compensation, including base salaries, bonuses, and equity awards, as applicable, to further align our compensation program with shareholder interests and our long-term business and operational goals, with the goal of providing appropriate compensation and incentives for our executive officers in light of the Company's financial situation. The compensation committee reviewed the performance of our executive officers, taking into consideration financial, operational, customer, strategic, product, and competitive factors.

The role of management is to preliminarily design our executive compensation program, policies, and governance, and to make recommendations to the compensation committee regarding these matters, with the ultimate approval of the compensation program made by the compensation committee. Management reviews the effectiveness of our compensation program, including competitiveness and alignment with our objectives. Management also recommends changes to our compensation program to help promote achievement of program objectives and reviews and makes recommendations with respect to the adoption and approval of, or amendments to, company-wide incentive compensation plans. Except with respect to their individual compensation, our Chief Executive Officer, Chief Financial Officer and Chief Legal and HR Officer made compensation recommendations to the compensation committee with respect to base salaries, bonuses, and equity awards for our executive officers, including our named executive officers, which were taken into account by the compensation committee in making its decisions regarding executive compensation.

Base salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of our executive compensation program. The relative levels of base salary for our named executive officers are designed to reflect each executive officer’s scope of responsibility and accountability with us. In 2025, we did not increase base salaries for our executive officers given our financial position, and accordingly annual base salaries for Mr. Kurk, Mr. Vivek, and Ms. Rau remained at prior year levels, of $500,000, $413,700, and $337,080 respectively. We paid a third party consulting firm for Mr. Waldron's services, resulting in total compensation of $540,400 paid to the consulting firm during 2025 for Mr. Waldron's services. Please see the “Salary” column in the 2025 Summary Compensation Table for the base salary amounts paid with respect to each named executive officer's service in 2025.

Annual incentive compensation

We provide members of our senior leadership team with an opportunity to earn annual cash incentive compensation, either through our annual incentive program or through a commissions-based program for members of our sales team. Mr. Waldron, as a consultant, did not participate in our annual incentive program.

Annual incentive compensation holds executives accountable, rewards the executives based on actual business results and helps create a “pay for performance” culture. Our annual incentive program provides variable compensation based on the achievement of performance goals established by the compensation committee at the beginning of each fiscal year. Under the 2025 annual incentive compensation program applicable to our named executive officers, variable compensation was payable based on the achievement of certain corporate financial performance measures relating to (i) revenues and (ii) earnings before interest, taxes, depreciation and amortization (“EBITDA”) as reported by the Company in its year-end financial results. The weighting of targets was set at 60% on achievement of the revenue target and 40% on achievement of the EBITDA target.

For 2025 the variable compensation opportunities for Mr. Kurk, Mr. Vivek and Ms. Rau were 100%, 40% and 40% of their respective base salaries, respectively. Mr. Waldron did not participate in our variable compensation programs. Following the end of 2025, the compensation committee reviewed our achievements against the revenue and EBITDA financial performance measures and determined that we did not meet target levels of achievement. As a result, none of the named executive officers received an annual cash incentive payment for 2025.

Equity Compensation

To further align the interests of our executive officers with the interests of our shareholders and to further focus our executive officers on our long-term performance, we generally include equity compensation as a key component of our executive compensation program, however, during 2025, we did not grant equity awards to any of our named executive officers.

Please see the “Outstanding Equity Awards at 2025 Fiscal Year-End” table for information regarding outstanding equity awards held by our named executive officers as of December 31, 2025.

Compensation and Equity Award Policies

Clawback Policy

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

2025 Summary Compensation Table

The following table shows information regarding the compensation of our named executive officers for services performed in the years ended December 31, 2025 and, to the extent required by the SEC disclosure rules, 2024.

Name and principal position	Year	Salary ($)	Bonus ($)	Share awards ($) (1)	Option awards ($) (2)	Non-equity incentive plan compensation ($)	All other compensation ($) (3)	Total ($)
Morgan Kurk	2025	500,000	—	—	—	—	3,846	503,846
President and Chief Executive Officer	2024	500,000	—	—	1,298,187	—	13,800	1,811,987
Vibhu Vivek	2025	413,700	—	—	—	—	14,300	428,000
Senior Vice President, Products	2024	413,700		94,000	84,466	—	13,800	605,966
Sally Rau	2025	337,080	—	—	—	—	11,423	348,503
Chief Legal and HR Officer
John Waldron (4)	2025	540,500	—	—	—	—	—	540,500
(1)
Amounts reported in this column reflect the aggregate grant date fair value of restricted share units ("RSUs") awarded to the named executive officers, computed in accordance with ASC 718 and based on the probable outcome of the applicable performance conditions on the date of grant with respect to the PSU awards. See Note 9. Shareholders' Equity to the consolidated financial statements included in this Annual Report on Form 10-K (the “Consolidated Financial Statements”) for a discussion of the relevant assumptions used in calculating these amounts.
(2)
Amounts reported in this column reflect the aggregate grant date fair value of share options awarded to the named executive officers in the applicable year, each computed in accordance with ASC 718. See Note 9. Shareholders' Equity to the Consolidated Financial Statements for a discussion of the relevant assumptions used in calculating these amounts.
(3)
Amounts reported in this column represent 401(k) matching contributions.
(4)
Mr. Waldron served as our Acting Chief Financial Officer from August 26, 2025 through December 18, 2025, and following the appointment of Mitchell Cohen as interim Chief Financial Officer on December 18, 2025, Mr. Waldron continues as our Vice President, Finance and Accounting. We paid a third party consulting firm for Mr. Waldron's services.

Outstanding Equity Awards at 2025 Fiscal Year-end

The following table sets forth information regarding outstanding share options and restricted share units held by our named executive officers as of December 31, 2025. Mr. Waldron did not hold an outstanding equity awards as of December 31, 2025.

			Option Awards				Share Awards
Name	Grant Date		Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of shares that have not vested (#)	Market value of shares or units of shares that have not vested ($) (1)	Equity incentive plan awards: Number of unearned shares or units of shares that have not vested (#)	Equity incentive plan awards: Market value of unearned shares or units of shares that have not vested ($) (1)
Morgan Kurk	8/18/2023	(2)	281,250	218,750	9.11	8/18/2033	—	—	—	—
	8/18/2023	(3)	—	—	—	—	43,750	63,000	—	—
	5/16/2024	(4)	187,500	312,500	3.60	5/16/2034	—	—	—	—
Vibhu Vivek	6/25/2019		90,000	—	12.00	6/25/2029	—	—	—	—
	12/18/2019		45,000	—	6.34	12/18/2029	—	—	—	—
	6/1/2022	(5)	42,000	6,000	14.51	6/1/2032	—	—	—	—
	10/17/2023	(6)	12,500	12,500	5.01	10/17/2033	—	—	—	—
	3/18/2024	(7)	13,125	16,875	4.26	3/18/2034	—	—	—	—
	7/10/2024	(8)	—	—	—	—	27,500	39,600	—	—
Sally Rau	6/25/2019		7,500	—	12.00	6/25/2029	—	—	—	—
	12/18/2019		5,625	—	6.34	12/18/2029	—	—	—	—
	3/29/2021	(9)	23,000	—	42.52	3/29/2031	—	—	—	—
	6/1/2022	(5)	38,500	5,500	14.51	6/1/2032	—	—	—	—
	10/17/2023	(6)	12,500	12,500	5.01	10/17/2033	—	—	—	—
	3/18/2024	(7)	13,125	16,875	4.26	3/18/2034	—	—	—	—
(1)
The market value of shares or units that have not vested reflects the share price of $1.44, our closing share price on December 31, 2025 (the last trading day in 2025).
(2)
This option vested 25% on August 18, 2024, and the remaining 75% vested or will continue to vest in 12 equal quarterly installments thereafter, subject to the named executive officer's continued service through each applicable vesting date.
(3)
These RSUs vested 50% on the two-year anniversary of the date of grant (August 18, 2025) and the remaining 50% vested or will continue to vest on a quarterly basis over the 24 months following the initial vesting date, subject to the named executive officer’s continued service through each applicable vesting date.
(4)
This option vested 25% on May 16, 2025 and the remaining 75% vested or will continue to vest in 12 equal quarterly installments thereafter, subject to the named executive officer’s continued service through each applicable vesting date.
(5)
This option vested 25% on June 1, 2023 and the remaining 75% vested or will continue to vest in 12 equal quarterly installments thereafter, subject to the named executive officer’s continued service through each applicable vesting date.
(6)
This option vested 25% on October 17, 2024 and the remaining 75% vested or will continue to vest in 12 equal quarterly installments thereafter, subject to the named executive officer’s continued service through each applicable vesting date.
(7)
This option vested 25% on March 18, 2025 and the remaining 75% vested in 12 equal quarterly installments thereafter, subject to the named executive officer’s continued service through each applicable vesting date.

(8)
These RSUs vested 25% on July 10, 2025 and the remaining 75% vested or will continue to vest in 12 equal quarterly installments thereafter, subject to the named executive officer's continued service through each applicable vesting date.
(9)
This option vested 25% on March 29, 2022, and the remaining 75% vested or will continue to vest in 12 equal quarterly installments thereafter through March 29, 2026.

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

The Company has entered into a severance agreement with each of Mr. Vivek and Ms. Rau that provides that in the event a qualified termination event occurs, subject to his or her execution of a general release of claims in favor of the Company, the Company will: (i) pay the executive an amount equal to his or her monthly base salary rate, paid monthly for a period of six months; (ii) during such six-month period, if the executive is eligible to elect and elects to continue coverage under the Company’s group medical, hospitalization, and dental plans pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), reimburse the executive on a monthly basis for the difference between the amount the executive pays to effect and continue such coverage under COBRA and the employee contribution amount that active employees of the Company pay for the same or similar coverage; and (iii) pay the executive a pro-rata portion of his performance cash award under the Company’s annual incentive plan for the fiscal year in which the termination occurs based on results through the date of termination.

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

No Timing of Equity Awards In Relation to Disclosure of Material Non-Public Information

During 2025, we did not make any awards of share options or RSUs to any of our executive officers or other employees. Generally, we make equity awards to certain employees, including our executive officers hired during the year, as part of their new hire compensation. We also generally make a refresh equity award to certain employees, including all of our executive officers, in a single annual refresh award, typically made during the first or second quarter of the year. Share options and other equity awards are approved by our compensation committee typically during scheduled meetings, and our compensation committee has not delegated authority to any executive officer or subcommittee to approve equity awards. We do not take material non-public information into account in determining the timing and terms of share options, although awards are typically made following the release of quarterly financial results. We do not time the disclosure of material non-public information for the purpose of affecting the value of executive compensation.

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

During 2025, our non-employee members of our board of directors other than Mr. Bhatnagar were entitled to a board compensation program payable to non-employee members of the board approved in 2023, consisting of an annual cash compensation for members of the board as set forth below. This program provides the following cash compensation:

Annual Cash Compensation Elements	Amount
Board Retainer	$50,000
Audit Committee Retainer (Chair)	$25,000
Audit Committee Retainer (Other Members)	$10,000
Compensation Committee Retainer (Chair)	$15,000

All non-employee members of the board, including any member affiliated with Vector Capital, are entitled to board fees other than Mr. Atul Bhatnagar, our former President and Chief Executive Officer. Given the financial position of the Company, all members of the board of directors agreed to forego payment of board fees during 2024, and accordingly no board fees were paid during 2024. During 2025, we paid fees to Mr. Felt, Mr. Verma and Mr. Lynch with respect to 2024 service and such directors received their 2025 board fees on a quarterly basis in accordance with our past practices. We have not paid board fees for 2025 or 2024 for Mr. Slusky or Mr. Amen.

Please see the “2025 Summary Compensation Table” for a summary of the compensation received by Mr. Kurk with respect to his service during 2025. No equity awards were made to any member of the board of directors during 2025.

In addition to the above, we reimburse our directors for their reasonable out-of-pocket expenses to attend board and committee meetings.

2025 Director Compensation Table

The following table sets forth the 2025 director compensation earned by our non-employee directors:

Name	Fees earned or paid in cash ($)	Option awards ($) (1)	All other compensation ($)	Total ($)
Robert Amen	$50,000	$—	$—	$50,000
Alexander R. Slusky	65,000	—	—	65,000
Bruce Felt	75,000	—	—	75,000
Vikram Verma	60,000	—	—	60,000
Kevin Lynch	60,000	—	—	60,000
Atul Bhatnagar (2)	—	—	—	—

(1)
No equity awards were granted to members of our board of directors during 2025. As of December 31, 2025, our non-employee directors had equity awards outstanding with respect to the following number of shares: Mr. Amen 110,000 options, of which 80,000 are fully vested; Mr. Slusky  110,000 options, of which 80,000 are fully vested; Mr. Felt  161,588 options, of which

131,588 are fully vested; Mr. Verma 151,608 options, of which 121,608 are fully vested; Mr. Lynch 120,000 options, of which 97,500 are fully vested, Mr. Bhatnagar, 650,000 options, of which 631,250 are fully vested.
(2)
Mr. Bhatnagar is not paid fees for his service on the board of directors but continues to vest in outstanding equity previously awarded to him.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information relating to the beneficial ownership of our ordinary shares as of April 20, 2026, referred to in the table below as the “Beneficial Ownership Date”:

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

Name of beneficial owner	Ordinary Shares beneficially owned (1)	Percentage of ordinary shares beneficially owned
5% Shareholders:
Vector Cambium Holdings (Cayman), L.P. and its affiliates (2)	14,325,696	49.3%

Directors and Named Executive Officers:
Alexander R. Slusky (2)(3)	14,579,395	50.1%
Robert Amen (2)(4)	14,426,055	49.5%
Bruce Felt (5)	136,588	*
Vikram Verma (6)	134,774	*
Kevin Lynch(7)	121,319	*
Atul Bhatnagar(8)	1,332,986	4.5%
Morgan Kurk (9)	648,469	2.2%
Vibhu Vivek (10)	310,051	1.1%
Sally Rau(11)	120,640	*
John Waldron	—	*
All executive officers and directors as a group (14 persons) (12)	177,666,303	56.4%
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
(3)
Includes (i) 14,325,696 shares held of record by Vector Cambium Holdings (Cayman), L.P. or its affiliates, (ii) 50,432 shares held by Mr. Slusky's grantor trust, (iii) 87,772 shares held by a limited partnership owned by a trust controlled by Mr. Slusky, and (iv)

30,495 shares held by a limited partnership over which Mr. Slusky exercises investment discretion. Mr. Slusky is the Chief Investment Officer of Vector Capital and as a result may be deemed to have beneficial ownership over shares held of record by Vector Cambium Holdings (Cayman), L.P. or its affiliates. Mr. Slusky disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Also includes 85,000 ordinary shares issuable upon exercise of options as of the Beneficial Ownership Date or that will become exercisable within 60 days of such date.
(4)
Includes (i) 14,325,696 shares held of record by Vector Cambium Holdings (Cayman), L.P. or its affiliates and (ii) 15,359 shares directly held by Mr. Amen. Mr. Amen is a Managing Director of Vector Capital and as a result may be deemed to have beneficial ownership over shares held of record by Vector Cambium Holdings (Cayman), L.P. or it affiliates. Mr. Amen disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Also includes 85,000 ordinary shares issuable upon exercise of options as of Beneficial Ownership Date or that will become exercisable within 60 days of such date.
(5)
Consists of ordinary shares issuable upon exercise of options as of the Beneficial Ownership Date or that will become exercisable within 60 days of such date.
(6)
Includes 126,608 ordinary shares issuable upon exercise of options as of the Beneficial Ownership Date or that will become exercisable within 60 days of such date.
(7)
Includes 101,250 ordinary shares issuable upon exercise of options as of the Beneficial Ownership Date or that will become exercisable within 60 days of such date.
(8)
Includes 640,625 ordinary shares issuable upon exercise of options as of the Beneficial Ownership Date or that will become exercisable within 60 days of such date.
(9)
Includes 600,000 ordinary shares issuable upon exercise of options and the vesting of RSUs as of the Beneficial Ownership Date or that will become exercisable or vested within 60 days of such date.
(10)
Includes 217,062 ordinary shares issuable upon exercise of options as of the Beneficial Ownership Date or that will become exercisable within 60 days of such date.
(11)
Includes 114,187 ordinary shares issuable upon exercise of options as of the Beneficial Ownership Date or that will become exercisable within 60 days of such date.
(12)
Consists of (i) 3,340,607 ordinary shares held by our directors and executive officers, including 2,277,445 ordinary shares issuable upon exercise of options as of the Beneficial Ownership Date or that will become exercisable within 60 days of such date, and (ii) 14,325,696 shares held of record by Vector Cambium Holdings (Cayman), L.P. or its affiliates for which Messrs. Slusky and Amen may be deemed to have beneficial ownership.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information with respect to our equity incentive plans, which were our only equity compensation plans in effect as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,582,788	(1)	$9.95	(2)	4,693,028	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	5,582,788		$9.95		4,693,028
(1)
Consists of ordinary shares underlying options, rights and RSUs granted pursuant to our 2019 Share Incentive Plan (the "2019 Plan").
(2)
The weighted-average exercise price is calculated based solely on outstanding options. It does not take into account our ordinary shares underlying RSUs or PSUs, which have no exercise price.
(3)
Includes 3,598,007 ordinary shares reserved for future issuance under our 2019 Plan and 1,101,984 ordinary shares reserved for future purchase under our 2019 Employee Share Purchase Plan (the "2019 ESPP"). The number of ordinary shares reserved for issuance under our 2019 Plan automatically increases on the first day of each fiscal year, continuing through and including December 31, 2029, by the lesser of (i) 1,320,000 ordinary shares, (ii) 5% of the outstanding ordinary shares as of the first day of such fiscal year, and (iii) an amount determined by our board of directors. Pursuant to this provision, we added 1,320,000 ordinary shares that are available for issuance under the 2019 plan on January 1, 2026, which is not reflected in the table above.

The number of ordinary shares reserved for issuance under our 2019 ESPP automatically increases on the first day of each fiscal year, by the lesser of (i) 275,000 ordinary shares, (ii) 1% of the outstanding ordinary shares as of the last day of the immediately preceding fiscal year, and (iii) such other amount as the compensation committee of the board of directors may determine. Pursuant to this provision, we added 275,000 ordinary shares that are available for issuance under the 2019 ESPP on January 1, 2026, which is not reflected in the table above.

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

Employment Agreements

We have entered into agreements containing compensation, termination and change of control provision, among others, with certain of our executive offices as described in the section entitled “Executive compensation—Employment agreements and Potential payments upon termination or change-in-control” elsewhere in this Annual Report on Form 10-K.

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

Our Board undertook a review of its composition and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, our Board has determined that each of Mr. Felt, Mr. Verma and Mr. Lynch is an “independent director” as defined under Nasdaq listing rules. Mr. Slusky and Mr. Amen are not independent directors because of their affiliation with Vector Capital, our majority shareholder, Mr. Bhatnagar is not independent because he was our former Chief Executive Officer until August 1, 2023 and Mr. Kurk is not independent because he is our current Chief Executive Officer.

Item 14. Principal Accounting Fees and Services.

In November 2025, the Company engaged BDO USA, P.C. (“BDO”) as its independent registered public accounting firm to audit its annual consolidated financial statements for 2023, 2024 and 2025 and to review interim quarterly consolidated financial statements for all quarterly periods in 2025, and to review restated quarterly financial statements for all quarterly periods in 2023 and 2024. BDO's audit fees totaled $2.0 million for its services to audit the Company's annual consolidated financial statements for 2023 and 2024 and to review interim quarterly consolidated financial statements in 2023 and 2024 and $0.8 million to review the interim quarterly consolidated financial statements for all quarterly periods in 2025 and audit the Company's annual consolidated financial statements for 2025. It is not possible to break out the Audit Fees related to each of 2023 and 2024 and, therefore, the amounts represent fees for auditing both years. The Company did not engage BDO for any other audit-related, tax or other consulting services during these periods.

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
(3)
Exhibits. A list of exhibits filed or furnished with this Annual Report on Form 10-K (or incorporated by reference to exhibits previously filed by Cambium) is provided in the accompanying Exhibit Index.

Item 16. Form 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Form of Amended and Restated Memorandum and Articles of Association to be effective upon completion of this offering	S-1/A	333-231789	3.1	June 13, 2019

4.1	Form of Ordinary Share Certificate of Registrant	S-1/A	333-231789	4.1	June 24, 2019

4.2	Form of Shareholders Agreement by and among Registrant and certain security holders of Registrant to be effective upon completion of this offering	S-1/A	333-231789	4.2	June 13, 2019

4.3	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934	10-K	001-38952	4.3	March 1, 2021

10.1+	Form of Indemnification Agreement entered into between Registrant and its directors and executive officers	S-1	333-231789	10.1	May 29, 2019

10.2	Renewal Lease by Reference to an Existing Lease, Part Unit A, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.2	May 29, 2019

10.3	Renewal Lease by Reference to an Existing Lease, Unit B2/3, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dates as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.3	May 29, 2019

10.4	Renewal Lease by Reference to an Existing Lease, Unit B2/3, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of April 9, 2018, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.4	May 29, 2019

10.5	Renewal Lease by Reference to an Existing Lease, Unit D1, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of November 22, 2016, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.5	May 29, 2019

10.6	Renewal Lease by Reference to an Existing Lease, Unit D1, Linhay Business Park, Eastern Road, Ashburton, Devon TQ13 7UP, United Kingdom, dated as of April 9, 2018, by and between Registrant and Stephanie Myers Palk, Richard John Palk and Alison June Palk	S-1	333-231789	10.6	May 29, 2019

10.7	Office Lease, dated as of January 31, 2012, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.7	May 29, 2019

10.8	The First Amendment, dated March 6, 2012, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.8	May 29, 2019

10.9	The Second Amendment, dated February 21, 2013, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.9	May 29, 2019

10.10	The Third Amendment, dated June 3, 2015, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.10	May 29, 2019

10.11	The Fourth Amendment, dated January 18, 2018, by and between Cambium Networks, Inc. and Atrium at 3800 Golf LLC	S-1	333-231789	10.11	May 29, 2019

10.12	Lease Deed, dated as of June 20, 2016, by and between Cambium Networks Consulting Private Limited and Umiya Holdings Private Limited	S-1	333-231789	10.12	May 29, 2019

10.13	Lease, dated as of December 4, 2017, by and between Cambium Networks, Inc. and Silicon Valley Center Office LLC	S-1	333-231789	10.13	May 29, 2019

10.14++	Corporate Supply Agreement between Cambium Networks Limited and Flextronics Telecom Systems, Ltd. dated as of April 23, 2012	S-1	333-231789	10.14	May 29, 2019

10.15+	2019 Employee Share Purchase Plan	S-1/A	333-231789	10.15	June 13, 2019

10.16	Intentionally Omitted

10.17+	2019 Share Incentive Plan	S-1/A	333-231789	10.17	June 13, 2019

10.18+	Form of Share Option Grant Notice and Restricted Share Award Agreement under 2019 Share Incentive Plan (to be executed by Atul Bhatnagar)	S-1/A	333-231789	10.18	June 13, 2019

10.24+	Employment agreement, dated as of February 15, 2013, between Cambium Networks, Inc. and Atul Bhatnagar	S-1/A	333-231789	10.24	June 13, 2019

10.27+	Form of Executive Restricted Share Unit Grant	S-1/A	333-231789	10.27	June 24, 2019

10.28+	Form of Executive Stock Option Grant	S-1/A	333-231789	10.28	June 24, 2019

10.29+	Form of Director Stock Option Grant	S-1/A	333-231789	10.29	June 24, 2019

10.34	Credit Agreement dated as of November 17, 2021, between Cambium Networks and Bank of America	8-K	001-38952	10.34	November 18, 2021

10.35	Security Agreement dated as of November 17, 2021 between Cambium Networks and Bank of America	8-K	001-38952	10.35	November 18, 2021

10.36	Lease Deed, dated as of April 12, 2021, by and between Cambium Networks Private Limited and Mr. Jimmy Paymaster and Qualitas Property Consulting LLP	10-K	001-38952	10.36	February 24, 2022

10.37	Lease Deed, dated as of August 5, 2021, by and between Cambium Networks Private Limited and Umiya Holdings Private Limited and Others	10-K	001-38952	10.37	February 24, 2022

10.38	First Amendment to Lease, dated as of December 9 2021, by and between Cambium Networks, Inc. and Silicon Valley Center Office LLC	10-K	001-38952	10.38	February 24, 2022

10.40	First Amendment to Credit Agreement dated as of June 9, 2023 between Cambium Networks and Bank of America	10-Q	001-38952	10.40	August 2, 2023

10.43	Office Lease, dated as of June 1, 2023, buy and between Cambium Networks, Inc. and Hoffman Estates Acquisition LLC and Hoffman Estates Acquisitions II LLC	10-Q	001-38952	10.43	August 2, 2023

10.44	First Amendment to Office Lease, dated October 16, 2023, by and between Cambium Networks, Inc. and Hoffman Estates Acquisition LLC and Hoffman Estates Acquisition II LLC	10-Q	001-38952	10.44	November 3, 2023

10.45+	Employment agreement, dated as of August 1, 2023, between Cambium Networks, Inc. and Morgan Kurk	10-Q	001-38952	10.45	November 3, 2023

10.46+	Separation Agreement, dated as of August 1, 2023, between Cambium Networks, Inc. and Atul Bhatnagar	10-Q	001-38952	10.46	November 3, 2023

10.47	Second Amendment to Credit Agreement dated December 29, 2023	8-K	001-38952	10.47	January 5, 2024

10.48+*	Form of Agreement for the Payment of Benefits Following the Termination of Employment

19	Cambium Insider Trading Policy	10-K	001-38952	19	April 7, 2026

21.1	Subsidiaries of the Registrant	S-1	333-231789	21.1	May 29, 2019

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Cambium Networks Corporation Improper Conduct Clawback Policy	10-K	001-38952	97	April 7, 2026

97.1*	Cambium Networks Corporation Policy on Recoupment of Incentive Compensation

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Cambium Networks Corporation

Date: May 1, 2026	By:	/s/ Mitchell Cohen
Mitchell Cohen
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Morgan C. Kurk	President and Chief Executive Officer and Director (Principal Executive Officer)	May 1, 2026
Morgan C. Kurk

/s/ Mitchell Cohen	Interim Chief Financial Officer (Principal Financial Officer)	May 1, 2026
Mitchell Cohen

/s/ Melissa Cada-Bartoli	Chief Accounting Officer (Principal Accounting Officer)	May 1, 2026
Melissa Cada-Bartoli

/s/ Robert Amen	Chairman of the Board	May 1, 2026
Robert Amen

/s/ Alexander R. Slusky	Director	May 1, 2026
Alexander R. Slusky

/s/ Bruce Felt	Director	May 1, 2026
Bruce Felt

/s/ Vikram Verma	Director	May 1, 2026
Vikram Verma

/s/ Kevin Lynch	Director	May 1, 2026
Kevin Lynch

/s/ Atul Bhatnagar	Director	May 1, 2026
Atul Bhatnagar

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Cambium Networks Corporation

Hoffman Estates, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cambium Networks Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Finished Goods - Excess or Obsolete Inventory Reserve

As described in Notes 1 and 2 to the consolidated financial statements, the Company records an inventory valuation allowance for finished goods excess or obsolete inventory. The determination of excess or obsolete inventory is based on a comparison of the quantity and cost of inventory on hand versus the Company's remaining lifetime demand, consideration of historical sales, and management’s judgment. The reserve for excess or obsolete inventory totaled approximately $28.9 million as of December 31, 2025.

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

Chicago, Illinois
May 1, 2026

CAMBIUM NETWORKS CORPORATION

Consolidated Balance Sheets

as of December 31, 2024 and 2025

(in thousands, except for share and per share amounts)

	December 31,	December 31,
	2024	2025

ASSETS
Current assets
Cash	$34,925	$11,056
Receivables, net of allowance for credit losses of $3,402 and $3,402	40,405	40,275
Inventories, net	41,990	27,523
Income taxes receivable	1,369	774
Prepaid expenses	11,667	7,572
Other current assets	6,182	3,507
Total current assets	136,538	90,707
Noncurrent assets
Property and equipment, net	4,426	3,446
Software, net	11,992	14,375
Operating lease right-of-use assets	6,254	5,650
Goodwill	874	874
Restricted cash	—	275
Other noncurrent assets	13,644	21,814
TOTAL ASSETS	$173,728	$137,141
LIABILITIES AND DEFICIT
Current liabilities
Accounts payable	$16,487	$17,849
Accrued liabilities	30,980	34,281
Employee compensation	3,755	2,814
Current portion of long-term debt, net	67,639	66,383
Deferred revenues	8,616	9,173
Other current liabilities	8,434	6,853
Total current liabilities	135,911	137,353
Noncurrent liabilities
Deferred revenues	12,182	12,812
Noncurrent operating lease liabilities	8,942	8,785
Deferred tax liabilities, net	1,508	1,760
Other noncurrent liabilities	18,422	12,379
Total liabilities	176,965	173,089
Commitments and contingencies (Note 13)
Shareholders' deficit
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2024 and December 31, 2025; 28,885,152 shares issued and 28,612,181 outstanding at December 31, 2024 and 29,353,526 shares issued and 28,943,114 outstanding at December 31, 2025	3	3
Additional paid in capital	163,441	169,796
Treasury shares, at cost, 272,971 shares at December 31, 2024 and 410,412 shares at December 31, 2025	(5,665)	(5,753)
Accumulated deficit	(158,855)	(197,393)
Accumulated other comprehensive loss	(2,161)	(2,601)
Total shareholders' deficit	(3,237)	(35,948)
TOTAL LIABILITIES AND DEFICIT	$173,728	$137,141

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

for the Years ended December 31, 2024 and 2025

(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2024	2025

Revenues:
Product	$157,805	$141,277
Subscriptions and services	19,481	18,368
Total revenues	177,286	159,645
Cost of revenues:
Product	106,147	86,307
Subscriptions and services	8,208	9,167
Total cost of revenue	114,355	95,474
Gross profit:
Product	51,658	54,970
Subscriptions and services	11,273	9,201
Total gross profit	62,931	64,171
Operating expenses
Research and development	39,292	32,863
Sales and marketing	36,719	31,186
General and administrative	26,010	26,427
Depreciation and amortization	5,786	1,466
Impairment	25,535	192
Total operating expenses	133,342	92,134
Operating loss	(70,411)	(27,963)
Interest expense, net	5,843	9,020
Other expense, net	52	7
Loss before income taxes	(76,306)	(36,990)
(Benefit) provision for income taxes	(1,854)	1,548
Net loss	$(74,452)	$(38,538)

Loss per share
Basic	$(2.65)	$(1.34)
Diluted	$(2.65)	$(1.34)
Weighted-average number of shares outstanding to compute net loss per share
Basic	28,055,746	28,768,492
Diluted	28,055,746	28,768,492
Comprehensive loss
Net loss	$(74,452)	$(38,538)
Foreign currency translation adjustment	(546)	(440)
Comprehensive loss	$(74,998)	$(38,978)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Shareholders’ Equity (Deficit)

for the Years ended December 31, 2024 and 2025

(in thousands)

	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity (deficit)

Balance at December 31, 2023 (Restated)	27,835	$3	$152,768	$(5,624)	$(84,403)	$(1,615)	$61,129
Net loss	—	—	—	—	(74,452)	—	(74,452)
Share-based compensation	—	—	9,824	—	—	—	9,824
Issuance of ordinary shares under ESPP	621	—	849	—	—	—	849
Issuance of vested shares	169	—	—	—	—	—	—
Treasury shares withheld for net settlement	(13)	—	—	(41)	—	—	(41)
Foreign currency translation	—	—	—	—	—	(546)	(546)
Balance at December 31, 2024	28,612	$3	$163,441	$(5,665)	$(158,855)	$(2,161)	$(3,237)
Net loss	—	—	—	—	(38,538)	—	(38,538)
Share-based compensation	—	—	6,355	—	—	—	6,355
Issuance of vested shares	468	—	—	—	—	—	—
Treasury shares withheld for net settlement	(137)	—	—	(88)	—	—	(88)
Foreign currency translation	—	—	—	—	—	(440)	(440)
Balance at December 31, 2025	28,943	$3	$169,796	$(5,753)	$(197,393)	$(2,601)	$(35,948)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

-3CAMBIUM NETWORKS CORPORATION

Consolidated Statements of Cash Flows

for the Years ended December 31, 2024 and 2025

(in thousands)

	Year Ended December 31,
	2024	2025

Cash flows from operating activities:
Net loss	$(74,452)	$(38,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,248	1,326
Amortization of software and intangible assets	5,412	3,315
Amortization of deferred debt issuance costs	346	250
Share-based compensation	9,824	6,355
Deferred income taxes	1,508	252
Provision for inventory excess and obsolescence	5,981	1,648
Provision for estimated credit losses	851	—
Impairment of goodwill	8,968	—
Impairment of customer relationship intangible	6,551	—
Impairment of software	1,067	192
Impairment of property and equipment	8,849	—
Impairment of right-of-use operating lease assets	100	—
Other	96	191
Change in assets and liabilities:
Receivables	8,267	(6,033)
Inventories	20,107	12,819
Prepaid expenses	(7,227)	4,098
Income taxes receivable	(1,155)	598
Accounts payable	(1,427)	1,436
Accrued employee compensation	(967)	(992)
Accrued liabilities	(1,320)	9,486
Other assets and liabilities	(10,602)	(12,109)
Net cash used in operating activities	(14,975)	(15,706)
Cash flows from investing activities:
Purchases of property and equipment	(6,401)	(440)
Purchases of software	(5,497)	(5,925)
Net cash used in investing activities	(11,898)	(6,365)
Cash flows from financing activities:
Proceeds from borrowing on revolver	45,000	—
Repayment of term loan	(2,625)	(1,312)
Issuance of ordinary shares under ESPP	849	—
Taxes paid from shares withheld	(41)	(87)
Net cash provided by (used in) financing activities	43,183	(1,399)
Effect of exchange rate on cash	(95)	(124)
Net increase (decrease) in cash	16,215	(23,594)
Cash, beginning of period	18,710	34,925
Cash and restricted cash, end of period	$34,925	$11,331

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$(713)	$503
Interest paid	$5,101	$3,583

Non-cash investing and financing activities:
Decrease in property, equipment and software unpaid or accrued in liabilities	$(1,744)	$(84)
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$115	$667

Reconciliation of Cash and restricted cash at end of period:
Cash	$34,925	$11,056
Restricted cash	—	275
Total cash and restricted cash	$34,925	$11,331

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

The Company operates on a calendar year ending December 31. As such, all references to 2024 and 2025 contained within these notes relate to the calendar year, unless otherwise indicated.

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

As of December 31, 2025, the Company was not in compliance with its quarterly fixed charge coverage ratio and quarterly consolidated leverage ratio covenants. These defaults continue into 2026. Such defaults afford the lender the right to declare the amounts outstanding immediately due and payable, and although the Company continues regular discussions with the lender, it has not been able to obtain a waiver of the defaults, or otherwise refinance such indebtedness. If the lender were to accelerate the maturity of the Company's indebtedness under the Amended Credit Agreement, the Company would not be able to repay the debt, and therefore, there is substantial uncertainty the Company would be able to continue as a going concern. The Company’s obligations under the Amended Credit Agreement mature and become due and payable on November 17, 2026, absent acceleration by the lender. The Company ceased payment of principal and interest on the term loan and payment of interest under the revolving credit facility as of June, 2025.

As the covenant violations afford the lender the right to declare the amounts outstanding immediately due and payable, the term loan facility and the associated deferred debt issuance costs and the revolving credit facility are classified as a current liability and the deferred debt issuance costs associated with the revolving credit facility are classified as a current asset in the accompanying consolidated balance sheet as of December 31, 2025. Please refer to Note 6. Debt, regarding the Company’s debt outstanding under its credit facilities with Bank of America.

The Company continues to take actions to improve its profitability and focus on operating efficiency and reducing discretionary spending, deferring capital expenditures and implementing cost reductions to align its cost structure with current and expected revenue levels.

Based on the Company’s current forecast, it is projecting future noncompliance with its financial covenants for the remainder of the term of the loan in addition to the covenant noncompliance described above. If the lender were to accelerate the maturity of the

Company's indebtedness under the Amended Credit Agreement, there is substantial uncertainty the Company would be able to secure capital resources to repay the amounts due. Due to these uncertainties and given the debt matures on November 17, 2026, management concluded that substantial doubt exists with respect to the Company's ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

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

Cash

The Company maintains cash balances at financial institutions that at times exceed federally insured limits. The Company has not experienced any losses on such accounts and believes it is not exposed to any significant credit risk on cash. Our cash consists primarily of U.S. dollar denominated demand accounts. Beginning in 2025, the Company has restricted cash for amounts used as collateral against the Company's purchasing card.

Receivables and concentration of credit risk

Trade accounts receivable are recorded at invoiced amounts, net of the allowance for credit losses. The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables. The Company’s standard credit terms with their customers are generally net 30 to 60 days. The Company had one customer representing more than 10% of trade receivables at December 31, 2024 and at December 31, 2025. The Company had two customers representing more than 10% of revenues for the years ended December 31, 2024 and December 31, 2025.

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

Property and equipment

Property and equipment is stated at cost less accumulated depreciation and impairment charges. The Company calculates depreciation expense using the straight-line method over the estimated useful lives of each asset based on its asset class. Leasehold improvements are amortized over the shorter of their useful lives or the lease term. See Note 3. Property and equipment for the useful lives for each asset class.

Upon retirement or disposition, the asset cost and related accumulated depreciation are removed with any gain or loss recognized in operating expense in the consolidated statements of operations. For the years ended 2024 and 2025, the loss recognized was immaterial for any retirements or dispositions.

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

For capitalized software costs related to software available for sale, the Company completes an impairment analysis at each reporting date comparing the net realizable value of any product to its net book value. See Note 4. Software for further details.

Impairment of long-lived assets

The Company evaluates its long-lived assets, including property and equipment, internal-use software, right-of-use assets, and definite-lived intangible assets for impairment by completing a quarterly qualitative assessment and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. An impairment loss is recognized when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the assets or asset group. If impairment is indicated, the asset is written down to its estimated fair value. See Notes 3. Property and equipment, Note 4. Software and Note 5. Goodwill and intangible assets and Note 15. Leases for further details.

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

Leases

The Company has both cancelable and noncancelable operating leases for office space, vehicles, and office equipment. The Company records a right-of-use asset and lease liability on its consolidated balance sheet for all leases that qualify. The operating lease liability represents the present value of the future minimum lease payments over the lease term using either the rate implicit in the lease or the Company’s incremental borrowing rate at the lease commencement date. The right-of-use asset reflects adjustments for the derecognition of deferred rent and prepaid rent. Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheet, and are expensed on a straight-line basis over the lease term. The Company does not include any renewal periods in the lease term for its leases as sufficient economic factors do not exist that would compel it to continue to use the underlying asset beyond the initial non-cancelable term. The Company has elected to combine the lease and non-lease components into a single lease component for all of its leases. See Note 15. Leases for further details.

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

As of December 31, 2024, conditions existed that raised substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. As a result, the Company no longer asserts indefinite reinvestment with respect to earnings of foreign subsidiaries. Accordingly, the Company recorded a deferred tax liability for the outside basis difference of its foreign affiliates and estimated future tax consequences associated with the potential sale of its foreign investments, including applicable foreign withholding taxes and other incremental taxes. As of December 31, 2025, the Company maintains its position that it does not assert indefinite reinvestment on its undistributed earnings of its foreign subsidiaries. As a result, the Company increased the deferred tax liability for its outside basis difference of its foreign subsidiaries. The actual tax costs may differ from the amounts recorded due to changes in tax laws, foreign exchange rates, and other factors, including the timing and manner of repatriation.

The Company may be subject to income tax audits in all of the jurisdictions in which it operates and, as a result, must also assess exposures to any potential issues arising from current or future audits of current and prior years’ tax returns. Accordingly, the Company must assess such potential exposures and, where necessary, provide for any expected loss. The Company would recognize the benefit of a tax position if it is more likely than not to be sustained. Recognized tax positions are measured at the largest amount more likely than not to be realized upon settlement. To the extent that the Company establishes a liability, its income tax expense would be increased. If the Company ultimately determines that payment of these amounts is unnecessary, it would reverse the liability and recognize an income tax benefit during the period in which new information becomes available indicating that the liability is no longer necessary. The Company would record an additional income tax expense in the period in which new information becomes available indicating that the income tax liability is greater than its original estimate. The Company did not record such an adjustment for the years ended December 31, 2024 or 2025.

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

Recently adopted accounting standards

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to disclose standard categories in the tax rate reconciliation, additional information for reconciling items that meet a quantitative threshold and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Adoption of this ASU should be applied prospectively, but may be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU on a prospective basis for the year ended December 31, 2025. Refer to Note 12. Income Taxes, which reflects the incremental income tax disclosures.

Recently issued accounting standards not yet adopted

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

The components of Receivable, net are as follows (in thousands):

	December 31,	December 31,
	2024	2025
Trade accounts receivable	$43,806	$43,676
Other receivables	1	1
Total receivables	43,807	43,677
Less: Allowance for credit losses	(3,402)	(3,402)
Receivables, net	$40,405	$40,275

The Allowance for credit losses activity was as follows (in thousands):

	Year ended December 31,	Year Ended December 31,
	2024	2025
Beginning balance	$2,551	$3,402
Provision increase	1,408	—
Recoveries	(63)	—
Amounts written-off	(494)	—
Ending balance	$3,402	$3,402

The amounts written-off include receivables that were deemed uncollectible and were previously reserved for.

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	December 31,
	2024	2025
Finished goods	$60,657	$43,040
Raw materials	10,763	13,398
Gross inventory	71,420	56,438
Less: Excess and obsolescence reserve	(29,430)	(28,915)
Inventories, net	$41,990	$27,523

The following table reflects the activity in the Company’s Inventory excess and obsolete provision (in thousands):

	Year ended December 31,	Year Ended December 31,
	2024	2025
Beginning balance	$24,018	$29,430
Inventory written off	(569)	(2,163)
Increase in excess and obsolete provision	5,981	1,648
Ending balance	$29,430	$28,915

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, inventory age and market conditions and judgment about the consumption and our ability to sell the inventory.

Other noncurrent assets

Other noncurrent assets consisted of the following (in thousands):

	December 31,	December 31,
	2024	2025
Supplier prepayments	$11,797	$19,422
Prepaid security deposit	539	511
Other	1,308	1,881
Other noncurrent assets	$13,644	$21,814

The supplier prepayments represent payments made to our component suppliers for goods to be received beyond one year.

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2025
Accrued goods and services	$6,832	$8,476
Accrued loss on supplier commitments	1,634	3,166
Accrued inventory purchases	1,756	4,026
Accrued customer reserves	19,934	13,522
Accrued interest on debt	824	5,091
Accrued liabilities	$30,980	$34,281

Accrued loss on supplier commitments reflects accrued loss on purchase obligations with its suppliers for component inventory expected to be scrapped.

Accrued warranty

Provision for warranty claims is primarily related to our hardware products and recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Year Ended December 31,
	2024	2025
Beginning balance	$1,484	$1,443
Costs to service warranty	(14)	(60)
Provision (decrease) increase, net	(27)	217
Ending balance	$1,443	$1,600

At December 31, 2024, $1.3 million is included in Other current liabilities and $0.1 million is included in Other noncurrent liabilities on the Company’s consolidated balance sheet. At December 31, 2025, $1.5 million is included in Other current liabilities and $0.1 million is included in Other noncurrent liabilities on the Company’s consolidated balance sheet.

Other current liabilities

Other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2025
Accrued sales returns	$5,687	$4,005
Accrued warranty	1,274	1,491
Current lease liabilities	1,232	863
Accrued taxes	241	494
Other current liabilities	$8,434	$6,853

Other noncurrent liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2025
Accrued loss on supplier commitments	$16,784	$10,817
Accrued warranty	169	109
Other liabilities	1,469	1,453
Other noncurrent liabilities	$18,422	$12,379

Note 3. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	December 31,
	Useful Life	2024	2025
Equipment and tooling	5 years	$37,036	$31,290
Computer equipment	3 years	5,715	5,007
Furniture and fixtures	5 to 10 years	850	642
Leasehold improvements	2 to 13 years	5,426	2,235
Total cost		49,027	39,174
Less: Accumulated depreciation		(35,752)	(35,728)
Less: Impairment		(8,849)	—
Property and equipment, net		$4,426	$3,446

Total depreciation expense was $4.2 million and $1.3 million for the years ended December 31, 2024 and 2025, respectively.

As a result of the impairment triggers identified during the year ended December 31, 2024, the Company completed a quantitative assessment on the Company's long-lived assets for recoverability. Based on the quantitative assessment performed, management concluded that the assets were not recoverable.

For the long-lived assets classified as property and equipment, including leasehold improvements on certain operating leases, the assets were valued using a cost approach. A replacement cost was estimated by applying age and asset-type specific indices to the assets' original cost. That replacement cost was then depreciated for physical wear and tear by applying a straight-line method with lives based on the book depreciation lives for property and equipment and internal use software, and lives based on the lesser of the physical life and the life of the property lease for leasehold improvements. The resulting depreciated replacement cost was then reduced further for economic obsolescence. After completing a business enterprise valuation, the Company determined that earnings were insufficient to support the values of the assets and an adjustment was made. As a result, the Company determined that the carrying values were higher than the computed fair values for most of the assets, resulting in an impairment loss of $8.8 million, consisting of $4.9 million for equipment and tooling, $3.2 million for leasehold improvements, $0.6 million for computer equipment and $0.1 million for furniture and fixtures. The Company recorded this impairment as of September 30, 2024 and the loss is included in Impairment expense on the consolidated statements of operations and comprehensive loss. There was no further impairment recognized for the year ended December 31, 2025. As of December 31, 2025, the costs of the assets reflect the impact of the impairment.

Note 4. Software

Software consisted of the following (in thousands):

		December 31, 2024				December 31, 2025
	Useful Life	Gross carrying amount	Accumulated amortization	Impairment	Net balance	Gross carrying amount	Accumulated amortization	Impairment	Net balance

Acquired software and Software for internal use	3 to 7 years	$16,943	$(16,104)	$(505)	$334	$16,640	$(16,251)	$—	389
Software marketed for external sale	3 years	22,789	(10,569)	(562)	11,658	27,922	(13,744)	(192)	13,986
Total		$39,732	$(26,673)	$(1,067)	$11,992	$44,562	$(29,995)	$(192)	$14,375

Amortization of acquired and internal use software is computed using the straight-line method over an estimated useful life of generally three to seven years. Amortization expense recognized on acquired and internal use software is reflected in depreciation and amortization in the consolidated statements of operations. Amortization expense was $0.4 million and $0.1 million for the years ended December 31, 2024 and 2025, respectively.

Amortization expense recognized on software to be marketed for external sale was $3.9 million and $3.2 million for the years ended December 31, 2024 and 2025, respectively, and is included in cost of revenues on the consolidated statements of operations.

As a result of the impairment triggers identified for the year ended December 31, 2024, the Company completed a quantitative assessment on the Company's long-lived assets for recoverability and recognized a $0.5 million impairment on its internal use software and is included in Impairment expense on the consolidated statement of operations. There was no further impairment recognized for the year ended December 31, 2025. As of December 31, 2025, the gross carrying amount of the acquired software and software for internal use reflect the impact of the impairment.

The Company completes the net realizable value test on its software to be marketed for external sale and compares the unamortized capitalized costs of each computer software product to its net realizable value of that product at each reporting period. The amount by which the unamortized capitalized costs of the computer software product exceeds the net realizable value of that assets shall be written off. The net realizable value was estimated using future gross revenues from that product and was reduced by the estimated future costs of completing and disposing of the product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale. As a result of the net realizable value test, the Company identified one product for impairment and recognized a $0.6 million impairment as of December 31, 2024. For the year ended December 31, 2025, the Company identified an additional products for impairment and recognized a $0.2 million impairment as of December 31, 2025. These amounts are included in Impairment expense on the consolidated statement of operations and comprehensive loss.

Based on capitalized software assets at December 31, 2025, after recognition of the above noted impairment, estimated amortization expense in future fiscal years is as follows (in thousands):

Year ending December 31,	Acquired software and Software for internal use	Software marketed for external sale	Total
2026	52	3,306	3,358
2027	216	4,242	4,458
2028	83	3,831	3,914
2029	33	2,347	2,380
2030	5	256	261
Thereafter	—	4	4
Total amortization	$389	$13,986	$14,375

Note 5. Goodwill and intangible assets

The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2025 were as follows:

	December 31,	December 31,
	2024	2025
Beginning balance	$9,842	$874
Accumulated goodwill impairment	(8,968)	—
Ending balance	$874	$874

The Company tests goodwill for impairment annually on December 31 and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount and tests intangible assets if an indicator suggests that the carrying amount may not be recoverable.

During the third quarter of 2024, the Company experienced a debt covenant breach and a decline in its market capitalization as a result of a sustained decrease in the trading price of the Company's ordinary shares, each of which represented a triggering event causing management to perform a qualitative goodwill impairment test as of September 30, 2024. As a result of the impairment analysis, the Company recorded an impairment charge of $9.0 million against goodwill. The Company recorded this impairment as of September 30, 2024 and the loss is included in Impairment expense on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

As of December 31, 2024 and 2025, the Company's single reporting unit had a negative carrying value and no further goodwill impairment was recorded.

As part of the Company's review of its long-lived assets, the Company completed an assessment of its customer relationship intangible during the year ended December 31, 2024 to determine its fair value. The excess earnings method was utilized to value the customer relationships intangible. Based on the results of its assessment, the Company determined that fair value of its customer relationship intangible was negative and the entire value was impaired, resulting in an impairment loss of $6.6 million and the loss is included in Impairment expense on the consolidated statements of operations and comprehensive loss.

Intangible assets are amortized over their expected useful life and none are expected to have a significant residual value. The useful life, gross carrying value, accumulated amortization, and net balance for the Company's customer relationship intangible at December 31, 2024 was as follows (in thousands):

		December 31, 2024

	Useful Life	Gross carrying amount	Accumulated amortization	Impairment	Net balance

Customer relationships	5 to 18 years	$19,300	$(12,749)	$(6,551)	$—
Total		$19,300	$(12,749)	$(6,551)	$—

Intangible assets amortization expense was $1.1 million for the year ended December 31, 2024. As the intangible asset was fully impaired in 2024, there was no amortization expense recognized for the year ended December 31, 2025.

Note 6. Debt

As of December 31, 2025, the Company had $21.5 million outstanding under its term loan facility and $45.0 million in borrowings under its revolving credit facility. The Company has no available borrowing capacity under its revolving credit facility.

As of December 31, 2024, the Company had $22.8 million outstanding under its term loan facility and $45.0 million in borrowings under its revolving credit facility. The Company has no available borrowing capacity under its revolving credit facility.

The following table reflects the current and noncurrent portions of the debt facilities at December 31, 2024 and December 31, 2025 (in thousands):

	December 31,	December 31,
	2024	2025
Term loan facility	$22,781	$21,469
Revolving credit facility	45,000	45,000
Less: debt issuance costs on term loan facility	(142)	(86)
Total debt, net	67,639	66,383
Less: Current portion of long-term debt, net	(67,639)	(66,383)
Total long-term debt, net	$—	$—

Secured credit agreements

On December 29, 2023, the Company entered into the Second Amendment to Credit Agreement (the “Second Amendment”), which amended the credit agreement, dated as of November 17, 2021 (the “Credit Agreement”, the Credit Agreement as amended, the “Existing Credit Agreement,” and the Existing Credit Agreement, as amended by the Second Amendment, the “Amended Credit Agreement”) by and among, inter alios, Cambium Networks, Ltd. as the borrower (the “Borrower”), the Company as a guarantor, Cambium (US), L.L.C., as a guarantor, certain other subsidiaries of the Company party thereto as guarantors (with the Borrower and each guarantor being, individually, a “Loan Party” and collectively, the “Loan Parties”), Bank of America, N.A., as Administrative Agent (in such capacity, the “Administrative Agent”), a Lender, Swingline Lender and an L/C Issuer and the other Lenders party thereto from time to time. Capitalized terms used but not otherwise defined herein shall have the meanings as assigned to such terms in the Second Amendment and Amended Credit Agreement as previously filed as Exhibit 10.47 and incorporated by reference in this Annual Report on Form 10-K.

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

At December 31, 2025, the applicable margin was 2.25% and the effective interest rate on the term loan facility was 9.45%. The weighted-average interest rate on the revolving credit facility was 9.23% for the year ended December 31, 2024. In addition to the interest charged on the term loan facility and the revolving credit facility, as a result of the covenant violations, the bank converted the term loan and revolving credit facilities to Base Rate loans on the default date and has imposed an additional 2% interest penalty on all outstanding amounts until the events of default are cured.

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

Loan covenants and violations

The Amended Credit Agreement is subject to financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants. Beginning in September 2024 and continuing through December 31, 2025, the Company was not in compliance with its financial covenants. In addition, the Company ceased payment of required quarterly principal and interest on the term loan facility and periodic interest on the revolving credit facility as of June 2025, providing an additional payment default under the Amended Credit Agreement. As the covenant violations give the lender the right to require immediate repayment of the amounts outstanding, the entire $21.5 million outstanding on the term loan facility and the $45.0 million outstanding under the revolving credit facility are classified as current and included in Current portion of long-term debt, net on the consolidated balance sheets as of December 31, 2025. Further, the $0.1 million of unamortized debt issuance cost associated with the term loan facility is classified as current and included in Current portion of long-term debt, net and $0.2 million of unamortized debt issuance costs associated with the revolving credit facility is classified as current and included in Other current assets on the consolidated balance sheets as of December 31 2025. If the lender requires immediate repayment of the outstanding term loan facility and revolving credit facility, the Company would be required to write-off the unamortized debt issuance costs upon extinguishment of the debt.

Although such defaults afford the lender the right to declare the amounts outstanding immediately due and payable, the Company continues to have regular discussions with the lender to obtain a waiver of the defaults, or otherwise refinance the indebtedness. There can be no assurances that the lender will provide a waiver and could declare the Company in default and accelerate all amounts due under the term loan facility and the revolving credit facility.

Interest expense, net

Net Interest expense, including bank charges and amortization of debt issuance costs, was $5.8 million and $9.0 million for the years ended December 31, 2024 and 2025, respectively. The increase in interest expense is primarily due to the addition of interest on the revolving credit facility against amounts borrowed in the first half of 2024, an increase in the interest rate due to the events of default noted above, the 2% penalty assessed against both the term facility and the revolving credit facility due to the events of default and a reduction of interest income due to the lower cash balances. For the year ended December 31, 2024, the Company expensed $0.6 million of fees related to an aborted amendment to our secured credit agreement.

Note 7. Employee benefit plans

The Company’s significant employee benefit plans currently consist of a defined contribution plan in the United States and a separate defined contribution plan in the UK. The Company does not offer any other elective postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. regular, full-time employees are eligible to participate in the Cambium Networks, Inc. 401(k) Plan, which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code. Under the Cambium Networks, Inc. 401(k) Plan, the Company contributes a dollar-for-dollar match of the first 4% an employee contributes to the plan. Employees are eligible to participate on the first day of the month following their date of hire and begin receiving company contributions three-months after they become eligible to participate in the plan. Company matching contributions are made each pay period, but the funds do not vest until the employee’s second anniversary of employment with the Company. Employees are always fully vested in their own contributions. All contributions, including the Company match, are made in cash and invested in accordance with the participants’ investment elections. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $0.8 million and $0.9 million for the years ended December 31, 2024 and 2025, respectively.

UK plan

Regular, full-time UK employees are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan. Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% and a company contribution rate of 5% of the employee’s basic salary. The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%. Company matching contributions vest immediately and employees are always vested in their own contributions. All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period. The total contributed by the Company under this plan was $0.4 million and $0.3 million for the years ended December 31, 2024 and 2025, respectively.

Note 8. Other expense, net

Other expense, net was expense of $0.1 million and expense of $3 thousand for the years ended December 31, 2024 and 2025, respectively, and represents foreign exchange losses.

Note 9. Shareholders' equity

Ordinary Shares

As of December 31, 2024 and December 31, 2025, the Company's articles of association authorized the Company to issue up to 500,000,000 ordinary shares. Each holder of the Company's ordinary shares is entitled to one vote for each share on all matters submitted to a vote of the shareholders, including the election of directors.

As of December 31, 2025, no dividends have been declared or paid.

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

The following table summarizes changes in the number of shares available for grant under the Company’s equity incentive plan during the years ended December 31, 2024 and December 31, 2025:

Number of shares

Available for grant at December 31, 2023	1,748,352
Added to 2019 Share Incentive Plan	1,320,000
RSUs granted	(1,044,920)
Options granted	(1,475,625)
Shares withheld in settlement of taxes and/or exercise price	12,735
Expirations	330,598
Forfeitures	585,127
Available for grant at December 31, 2024	1,476,267
Added to 2019 Share Incentive Plan	1,320,000
Shares withheld in settlement of taxes and/or exercise price	137,441
Expirations	248,992
Forfeitures	381,368
Available for grant at December 31, 2025	3,564,068

The Company expects to satisfy the exercise of share options and future distributions of shares for restricted share units and restricted share awards by issuing new ordinary shares which have been reserved under the 2019 Plan.

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. The Company utilized a forfeiture rate of 11.4% for the years ended December 31, 2024 and December 31, 2025 for estimating the forfeitures of share options and restricted share units granted.

Share options

Share options typically have a contractual term of ten years from grant date. The following is a summary of option activity for the Company’s share incentive plans for year ended December 31, 2025:

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2024	5,418,312	$9.70	7.2	$—
Options granted	—	$—	—	$—
Options exercised	—	$—	—	$—
Options expired	(248,992)	$9.67	—	$—
Options forfeited	(230,323)	$4.31	—	$—
Outstanding at December 31, 2025	4,938,997	$9.95	6.1	$—
Options exercisable at December 31, 2025	3,662,554	$11.27	5.4	$—
Options vested and expected to vest at December 31, 2025	4,886,418	$10.01	6.0

The intrinsic value for share options outstanding and exercisable is defined as the difference between the market value of the Company’s ordinary shares as of the end of the period and the grant price. At December 31, 2024 and 2025, the aggregate intrinsic value of options exercisable under the Company’s share incentive plans was $0.0 million and $0.0 million, respectively, as determined as of the date of grant. The Company had no options exercised during the years ended December 31, 2024 and 2025.

At December 31, 2025, there was $4.7 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested time-based share option awards. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average period of 1.7 years.

The Company estimates the fair value of share options using the Black-Scholes option pricing model. The fair value of share options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of share options is estimated using the following weighted-average assumptions:

	Year ended December 31,
	2024	2025
Expected dividend yield	—	N/A
Risk-free interest rate	4.38%	N/A
Weighted-average expected volatility	76.7%	N/A
Expected term (in years)	5.8	N/A
Weighted average grant-date fair value per share of options granted	$2.71	N/A

Restricted shares

The following is a summary of restricted share activity for the Company’s share incentive plans for the year ended December 31, 2025:

	Units	Weighted average grant date fair value
RSU balance at December 31, 2024 [1]	1,263,210	$5.29
RSUs granted	—	$—
RSUs vested	(468,374)	$6.56
RSUs forfeited [1]	(151,045)	$7.03
RSU balance at December 31, 2025	643,791	$3.95

1 Includes the time-based RSUs and the performance-based RSUs for which a grant date has been established, as described below.

During 2024 and 2025, 1,044,920 and 0 RSUs were granted under the 2019 Plan, respectively. The Company withheld 12,735 and 137,441 shares to pay the employees’ portion of the minimum payroll withholding taxes on the RSUs that vested in 2024 and 2025, respectively.

At December 31, 2025, there was $2.1 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested time-based share awards. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.

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

For performance-based awards that vest during the First Performance Period, the Company's Compensation Committee retained the ability to modify the applicable adjusted earnings per share metric. Due to this discretion, the Company determined that the grantee does not have a mutual understanding of the key terms and conditions of the performance-based awards in the First Performance Period, and a grant date will not exist until the Compensation Committee approves the adjusted earnings per share metric for the First Performance Period. As of December 31, 2023, based on the total potential shares that could be earned, there were 62,500 RSUs outstanding for which there is no accounting grant date. Accordingly, no grant date fair value was established and the weighted average grant date fair values calculated above excludes these performance-based share options and performance-based RSUs. The Company remeasured the fair value of the awards at each reporting date until a grant date is achieved, as the service inception date precedes the grant date. As of December 31, 2023, there was $0.4 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested performance-based share awards for the First Performance Period, which would have been potentially recognized through the first quarter of 2024 upon achievement of the performance goal. As the performance goal was not met for 2023, 62,500 shares were forfeited as of January 29, 2024.

Unlike the performance-based awards in the First Performance Period, the Compensation Committee did not have the discretion to modify the applicable adjusted earnings per share metric for performance-based awards that vest during the Second Performance Period. As such, a mutual understanding of the key terms and conditions, and thus a grant date, existed on the date that the performance-based awards were issued by the Company. As of December 31, 2023, based on the total potential shares that could be earned, there were 62,500 RSUs granted. A grant date fair value was established, and the weighted average grant date fair values calculated in the above tables include these performance-based share options and performance-based RSUs. The Company has not recognized any compensation expense on these performance-based awards since the achievement of the performance goal was not probable. As of December 31, 2024, there was $0.5 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to these unvested performance-based share awards for the Second Performance Period. As the performance goal was not met for 2024, 37,500 shares were forfeited as of February 4, 2025.

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

For the year ended December 31, 2024, the Company recognized $0.6 million of share-based compensation expense related to the ESPP. There were 279,403 and 341,107 shares issued under the ESPP during the six-month offering periods that ended on June 30, 2024 and December 31, 2024, respectively. As management has temporarily suspended the ESPP program as of January 1, 2025, the Company did not recognize any share-based compensation expense or issue any shares under the ESPP for the year ended December 31, 2025.

Note 10. Loss per share

Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted net earnings (loss) per share is computed by giving effect to all potentially dilutive ordinary share equivalents outstanding for the period. For purposes of this calculation, share options, RSUs, and ESPP awards are considered to be ordinary share equivalents but are excluded from the calculation of diluted earnings (loss) per share when including them would have an anti-dilutive effect. Performance-based share awards are only included in the calculation of diluted earnings (loss) per share if the performance metric would have been achieved as of December 31, 2025 if that had been the end of the contingency period. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for share and per share data):

	Year Ended December 31,
	2024	2025

Numerator:
Net loss	$(74,452)	$(38,538)
Denominator:
Basic weighted average shares outstanding	28,055,746	28,768,492
Diluted weighted average shares outstanding	28,055,746	28,768,492
Net loss per share, basic	$(2.65)	$(1.34)
Net loss per share, diluted	$(2.65)	$(1.34)

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

As the Company operates solely within one segment, total assets, property and equipment, net and software, net are reported at the consolidated level on the consolidated balance sheets. The Company's assets include both current and long-lived assets. As of December 31, 2024 and 2025, segment assets were equal to total consolidated assets included on the consolidated balance sheets of $173.7 million and $137.1 million, respectively.

The Company's long-lived assets, including the Company's property and equipment, software, goodwill, operating lease right-of-use assets and noncurrent assets, but excluding deferred tax assets and investment in subsidiary, recognized on the consolidated balance sheets were located as follows (in thousands):

	As of December 31,	As of December 31,
	2024	2025
North America	$20,303	$25,163
Europe, Middle East, Africa	15,101	18,306
Asia Pacific	1,773	2,690
Caribbean and Latin America	13	—

Depreciation and amortization, impairment, property and equipment additions and capital software additions are reported at the consolidated level on the consolidated statements of cash flows. Additional significant non-cash items include the following (in thousands):

	Year Ended December 31,
	2024	2025
Share-based compensation	$9,824	$6,355
Provision for inventory excess and obsolescence	5,981	1,648

Note 12. Income taxes

For the years ended December 31, 2024 and 2025, income (loss) before income taxes includes the following components (in thousands):

	Years ended December 31,
	2024	2025
United States	$(8,245)	$4,087
Foreign	(68,061)	(41,077)
Loss before income taxes	$(76,306)	$(36,990)

For the years ended December 31, 2024 and 2025, the provision for income taxes consists of the following (in thousands):

	Years ended December 31,
	2024	2025
Current:
U.S. federal	$(3,801)	$59
State	(478)	53
Foreign	917	1,184
Current tax provision (benefit)	(3,362)	1,296
Deferred:
U.S. federal	$—	$—
State	—	—
Foreign	1,508	252
Deferred tax provision	1,508	252
(Benefit) provision for income taxes	$(1,854)	$1,548

As further described in Note 1. Description of business and summary of Significant accounting policies, the Company has elected to prospectively adopt the guidance in ASU 2023-09, Improvements to Income Tax Disclosures. In applying the statutory tax rate in the effective income tax rate reconciliation, the Company used the statutory U.S. federal income tax rate of 21% rather than the Cayman Islands zero percent rate.

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate for the year ended December 31, 2025 in accordance with ASU 2023-09 (amounts, in thousands):

	Years ended December 31, 2025
	Amount	Percent
U.S. Federal statutory tax rate	$(7,768)	21.00%
State and local income taxes, net of federal	157	(0.42)%
Income tax effects (a)
Foreign tax effects
United Kingdom
Statutory rate difference between United Kingdom and United States	(1,770)	4.79%
Changes in valuation allowances	11,125	(30.08)%
Other	425	(1.15)%
Other foreign jurisdictions	282	(0.76)%
Effect of cross-border tax laws
Foreign-derived intangible income	(71)	0.19%
Tax credits
Research and development tax credits	(233)	0.63%
Changes in valuation allowances	(1,403)	3.79%
Nontaxable or nondeductible items
Share-based payment awards	797	(2.15)%
Other	21	(0.06)%
Other adjustments	(14)	0.04%
Effective tax rate	$1,548	(4.18)%

(a) State taxes in Illinois, Texas and Virginia made up the majority (greater than 50 percent) of the tax effect in this category

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the following reconciliation of differences between the income tax expense computed at the statutory federal income tax rate and per the consolidated statement of operations and comprehensive loss are summarized as follows (in thousands):

Years ended December 31,
2024
Income tax benefit at federal statutory rate	$(16,024)
State and local income taxes, net of federal benefit on current year earnings	68
Tax rate changes	—
Valuation allowance changes	12,345
Foreign rate differential	(2,454)
Withholding tax on non-permanent investment in subsidiaries	1,508
Research and development	(278)
Share-based compensation	1,203
Foreign derived intangible income	(199)
Return to provision and impact of method change (Federal, State and Foreign)	2,730
Tax expense related to impairment	25
Other	(778)
Provision (benefit) for income taxes	$(1,854)

Foreign rate differential represents the non-U.S. jurisdictions. The country having the greatest impact on the tax rate adjustment line shown in the above table as “foreign rate differential” for the years ended December 31, 2024 and 2025 is the UK where the statutory income tax rate was 25% for 2024, and was 25% for 2025.

The Company recorded income tax benefit of $1.9 million and a provision for income taxes of $1.5 million for the years ended December 31, 2024 and 2025, with an effective tax rate of 2.4% and (4.2)%, respectively. For the year ended December 31, 2024, the Company's effective tax rate of 2.4% differed from the U.S. statutory rate of 21.0% primarily due to a pretax loss, the net increase in the valuation allowance of $12.3 million, a foreign tax rate differential of $(2.5) million, $2.7 million return to provision adjustment primarily due to a tax method change in the U.S. 2023 tax return related to the tax capitalization of our research and development expenditures, $1.5 million for establishment of a deferred tax liability for withholding tax on non-permanent investment in subsidiaries, a $1.2 million tax expense related to share-based compensation, and a benefit on research and development credits of

$(0.3) million. For the year ended December 31, 2025, the Company's effective tax rate of (4.2)% differed from the U.S. statutory rate of 21.0% primarily due to a pretax loss, the net increase in the valuation allowance of $9.5 million, a foreign tax rate differential of ($1.5) million, a $0.9 million tax expense related to share-based compensation, and a benefit on research and development credits of $0.5 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2024 and 2025 were as follows (in thousands):

	Years ended December 31,
	2024	2025

Net operating losses	$37,162	$45,700
Tax credit carryforwards	4,192	4,659
Disallowed interest carryforwards	1,580	3,170
Lease liability	1,991	1,891
Property and equipment	1,569	1,409
Share-based compensation	4,509	4,572
Intangible assets	3,371	3,085
Other	670	404
Subtotal	55,044	64,890
Less: Valuation allowance	(50,956)	(60,467)
Net deferred tax assets	4,088	4,423
Operating lease assets	(1,061)	(961)
Prepaid expenses and other assets	(377)	(287)
Capitalized software development costs	(2,650)	(3,175)
Deferred tax liability on foreign investments	(1,508)	(1,760)
Net deferred tax liabilities	(5,596)	(6,183)
Total deferred tax liabilities, net	$(1,508)	$(1,760)

For the years ended December 31, 2024 and 2025, the following table reflects the activity in the Company’s valuation allowance on deferred tax assets (in thousands):

	Years ended December 31,
	2024	2025

Beginning balance	$38,611	$50,956
Increase in valuation allowance	12,345	9,511
Total valuation allowance on deferred tax assets	$50,956	$60,467

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

At December 31, 2024, the Company maintained a full valuation allowance of $51.0 million on its worldwide deferred tax assets. Due to continued losses in 2025, the Company continued to maintained its full valuation allowance position, which increased by $9.5 million, to $60.5 million, on its deferred tax assets as of December 31, 2025.

As of December 31, 2024, conditions existed that raised substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. As a result, the Company no longer asserts indefinite reinvestment with respect to earnings of foreign subsidiaries. Accordingly, the Company maintains a deferred tax liability for the outside basis difference of its foreign affiliates and estimated future tax consequences associated with the potential sale of its foreign investments, including applicable foreign withholding taxes and other incremental taxes. As of December 31, 2025, the Company had approximately $33.8 million of undistributed earnings of foreign subsidiaries for which the Company does not assert indefinite reinvestment. As a result, the Company increased the recognized deferred tax liability by $0.3 million, to $1.8 million, which included a charge to income tax expense for 2025. The actual tax costs may differ from the amounts recorded due to changes in tax laws, foreign exchange rates, and other factors, including the timing and manner of repatriation.

The Company has gross income tax NOL carryforwards related to its U.S. and international operations.

Years ended December 31,
	2024	2025
Unlimited carryforward	$151.9 million	$184.5 million
10 to 15 year carryforward	$1.8 million	$1.6 million
20 year carryforward	$5.1 million	$4.6 million

The Company has tax credit carryforwards related to research and development.

	Years ended December 31,
	2024	2025
Unlimited carryforward	$3.3 million	$3.7 million
20 year carryforward	$0.9 million	$1.0 million

The Company has gross corporate interest restriction (“CIR”) disallowance carryforwards related to its UK operations.

	Years ended December 31,
	2024	2025
Unlimited carryforward	$6.3 million	$12.7 million

The Company files income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and many foreign jurisdictions. The U.S., UK, and India are the main taxing jurisdictions in which the Company operates. The following table presents supplemental cash flow information related to income taxes paid (net of refunds) by jurisdiction for the years ended December 31, 2024 and 2025 (in thousands):

	Years ended December 31, 2025
	2024	2025
U.S. Federal		$—
State:
Alabama		(122)
Arizona		(52)
Florida		(102)
Illinois		(125)
Other		19
State subtotal		(382)
Foreign:
Columbia		62
India		713
Mexico		30
South Africa		32
Other		48
Foreign subtotal		885
Total cash paid for income taxes (net of refunds)		$503

Total cash paid for incomes taxes (net of refunds) (prior to ASU 2023-09)	$(713)

Open tax years subject to audit vary depending on the tax jurisdiction. In the U.S., as of December 31, 2025, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2022. In the UK, as of December 31, 2025, the tax returns that are open are for the tax years 2022, 2023 and 2024. In India, the tax returns that are open are for India assessment years 2019 through 2025.

The Company believes its tax positions comply with applicable tax law and intends to vigorously defend its position. However, differing positions on certain issues could be upheld by tax authorities, which could adversely affect the Company’s financial condition and results of operations. The Company does not have any unrecognized tax positions as of December 31, 2024 and 2025.

Note 13. Commitments and contingencies

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

Purchase commitments with contract manufacturers and suppliers

The Company purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products and issue purchase orders for these products and services. As of December 31, 2025, the Company had $28.3 million of open purchase orders with its suppliers and contract manufacturers, expected to be procured within the next year. In addition, during the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us, such as forecasted demand. The Company may be liable to purchase excess product or aged material from our suppliers following reasonable mitigation efforts. The Company establishes a loss on purchase commitment liability for all product the supplier has procured for which the Company does not expect it will sell. Such loss on purchase commitment liability is included in Accrued liabilities and Other noncurrent liabilities on the Company's consolidated balance sheets, based on the timing of when the liability is expected to be resolved. The Company recorded losses on purchase commitments of $7.4 million and recoveries on purchase commitments of $5.8 million for the years ended December 31, 2024 and 2025, respectively. Including the $28.3 million of open purchase orders noted above, as of December 31, 2025 the Company has $110.2 million of purchase commitments with its contract manufacturers and suppliers, of which $99.3 million is expected to be procured within the next year and $10.8 million within the next five years thereafter.

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

Indemnification

The Company generally indemnifies its distributors against claims brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark or violates any other proprietary rights of that third party. Although the Company generally tries to limit the maximum amount of potential future liability under its indemnification obligations, in certain agreements this liability may be unlimited. The maximum potential amount of future payments the Company may be required to make under these indemnification agreements is not estimable. The Company did not make any payments under indemnification agreements in 2024 or 2025.

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

Note 14. Revenue from contracts with customers

Disaggregation of revenues

Revenues by product category were as follows (in thousands, except percentages):

	Year Ended December 31,
	2024		2025

Point-to-Multi-Point	$73,469	42%	$59,664	38%
Point-to-Point	48,195	27%	43,106	27%
Enterprise	50,282	28%	53,168	33%
Other	5,340	3%	3,707	2%
Total Revenues	$177,286	100%	$159,645	100%

The Company’s products are predominately distributed through a third-party logistics provider in the United States, Netherlands and Vietnam. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations.

Revenue by geography were as follows (in thousands, except percentages):

	Year Ended December 31,
	2024		2025

North America	$86,914	49%	$76,041	48%
Europe, Middle East and Africa	50,956	29%	50,197	31%
Caribbean and Latin America	20,527	11%	15,058	9%
Asia Pacific	18,889	11%	18,349	12%
Total Revenues	$177,286	100%	$159,645	100%

The following country had revenues greater than 10% of total revenues:

•
United States - $88.6 million for 2024 and $75.6 million for 2025

Customers with an accounts receivable balance of 10% or greater of total accounts receivable and customers with net revenues of 10% or greater of total revenues are presented below for the periods indicated:

	Percentage of Revenues		Percentage of Accounts Receivable
	Years Ended December 31,		As of December 31,
	2024	2025	2024	2025
Customer A	17%	15%	26%	36%
Customer B	12%	14%	*	*

* denotes percentage is less than 10%

Contract Balances

The following table summarizes contract balances as of December 31, 2023, 2024 and 2025:

	December 31, 2023	December 31, 2024	December 31, 2025
	(As Restated)
Trade accounts receivable, net of allowance for estimated credit losses	$55,806	$40,404	$40,274
Deferred revenue - current	8,765	8,616	9,173
Deferred revenue - noncurrent	10,473	12,182	12,812
Accrued sales returns	15,443	5,687	4,005

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

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods related to performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the end of a period. As of December 31, 2025, the Company’s remaining performance obligations of $23.0 million, of which $9.8 million is expected to be recognized in 2026, $6.9 million to be recognized in 2027, $4.2 million to be recognized in 2028, with the remaining $2.1 million to be recognized by 2035.

Revenue recognized during the year ended December 31, 2025 which was previously included in deferred revenues as of December 31, 2024 was $8.6 million. Revenue recognized during the year ended December 31, 2024 which was previously included in deferred revenues as of December 31, 2023 was $8.6 million.

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

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2025
Operating lease cost	$2,315	$1,976
Short-term lease cost	301	306
Variable lease costs	733	570
Total lease expense	$3,349	$2,852

Supplemental balance sheet information related to leases were as follows (in thousands, except lease term and discount rate):

	Balance Sheet Caption	December 31, 2024	December 31, 2025
Operating leases:
Operating lease assets	Operating lease assets	$6,254	$5,650
Current lease liabilities	Other current liabilities	$1,232	$863
Noncurrent lease liabilities	Noncurrent operating lease liabilities	$8,942	$8,785
Weighted average remaining lease term (years):
Operating leases		9.69	9.40
Weighted average discount rate:
Operating leases		7.03%	7.29%

For the year ended December 31, 2024, as part of the Company's impairment review of its long-lived assets, the Company completed a review of is right-of-use operating assets. The income approach was used to determine the fair value of the operating lease right-of-use assets. Current market rents were calculated by investigating the market for lease rates for facilities comparable to the subject properties. The market rents, less any incentives received, are the net effective market rents. The net effective market rents were projected through the end of the current terms for each location and discounted back to present value using a real estate rate of return based on the property to determine the fair values of each location. These fair values were then compared to the carrying value of the operating lease right-of-use asset values as of September 30, 2024. The carrying value was higher than the computed fair value for five of the eleven locations, resulting in a total impairment of $0.1 million. The Company recorded this impairment as of September 30, 2024 and the loss is included in Impairment expense on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024. There was no further impairment recognized for the year ended December 31, 2025.

Supplemental cash flow information related to leases were as follows (in thousands):

	Years Ended December 31,
	2024	2025

Cash paid for amounts included in the measurement of lease liabilities	$1,923	$1,929
Right-of-use assets obtained on operating lease commencements	$115	$667

The Company’s current lease terms range from one to thirteen years and may include options to extend the lease by one to five years.

Remaining maturities on lease liabilities at December 31, 2025 is as follows (in thousands):

Operating leases
2026	1,526
2027	1,548
2028	1,441
2029	1,260
2030	1,152
Thereafter	6,729
Total lease payments	13,656
Less: interest	(4,008)
Present value of lease liabilities	$9,648

Note 16. Related party transactions

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

For the year ended December 31, 2024, Vector Capital Management, LP charged $0.1 million for professional services fees and reimbursement of expenses, of which there was nothing outstanding at December 31, 2024. For the year ended December 31, 2025, Vector Capital Management, LP charged $7 thousand for reimbursement of expenses, of which $3 thousand was due to Vector Capital Management, LP at December 31, 2025.

Note 17. Restructuring

In 2023, the Company announced and initiated two corporate cost reductions plans, which included a reduction in the Company's workforce, with the first in August 2023 and the second in November 2023, to better align Cambium's cost structure with current economic conditions and position the Company to achieve near-term and long-term targets to maintain profitability, improve cash flow and maintain a strong balance sheet.

Under the November 2023 restructuring plan, as of December 31, 2023, the Company had a restructuring liability of $0.4 million which was included as Accrued liabilities on the Company's consolidated balance sheet. For the year ended December 31, 2024, the Company incurred an additional $1.1 million of costs, mostly for one-time termination costs, and paid $1.4 million, leaving a restructuring liability of $0.1 million as of December 31, 2024, which is included in Accrued liabilities in the Company's consolidated balance sheet. This amount was paid in the first quarter of 2025.

In February 2025, the Company announced another corporate cost reduction plan designed to reduce operating costs, including a reduction in the Company's workforce. The decision to execute the plan was made to better align Cambium's cost structure and business activities with the weaker market demand it has been experiencing and to take active measures to accelerate its margin recovery. Under the February 2025 restructuring plan, the Company incurred $1.8 million of costs, mostly related to one-time termination costs, all of which was paid by December 31, 2025.

The following table reflects the restructuring liability activity for the years ended December 31, 2024 and December 31, 2025 (in thousands):

Restructuring liability at December 31, 2023	$363
Restructuring charges- November 2023 restructuring	1,138
Costs paid - November 2023 restructuring	(1,446)
Restructuring liability at December 31, 2024	$55
Restructuring charges- February 2025 restructuring	1,829
Costs paid - November 2023 restructuring	(55)
Costs paid - February 2025 restructuring	(1,829)
Restructuring liability at December 31, 2025	$—

Note 18. Subsequent events

Nasdaq Noncompliance

On March 25, 2026, the Company received a written notice that the Nasdaq Hearings Panel (the “Hearings Panel”) had determined to delist the Company's ordinary shares from The Nasdaq Global Market due to the Company's failure to comply with the terms of the Hearings Panel's prior decision. Trading in the Company's ordinary shares was suspended at the open of trading on March 27, 2026. Trading in the Company's ordinary shares under the symbol "CMBMF" on the OTC Expert Market began on March 30, 2026. The Company has appealed this delisting determination.

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