Form 10-Q
period 2026-03-31
Cambium Networks Corp
filed 2026-05-20
CIK 1738177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, the registrant had 29,032,896 ordinary shares, $0.0001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Cambium Networks Corporation

Consolidated Balance Sheets

(in thousands, except for share and per share data)

	December 31,	March 31,
	2025	2026
		(unaudited)
ASSETS
Current assets
Cash	$11,056	$5,858
Receivables, net of allowance for credit losses of $3,402 and $3,133	40,275	49,603
Inventories, net	27,523	25,874
Income taxes receivable	774	59
Prepaid expenses	7,572	9,242
Other current assets	3,507	3,559
Total current assets	90,707	94,195
Noncurrent assets
Property and equipment, net	3,446	3,203
Software, net	14,375	14,346
Operating lease right-of-use assets	5,650	5,306
Goodwill	874	874
Restricted cash	275	275
Other noncurrent assets	21,814	20,246
TOTAL ASSETS	$137,141	$138,445
LIABILITIES AND DEFICIT
Current liabilities
Accounts payable	$17,849	$20,747
Accrued liabilities	34,281	36,061
Employee compensation	2,814	3,099
Current portion of long-term debt, net	66,383	66,407
Deferred revenues	9,173	8,951
Other current liabilities	6,853	6,643
Total current liabilities	137,353	141,908
Noncurrent liabilities
Deferred revenues	12,812	13,302
Noncurrent operating lease liabilities	8,785	8,528
Deferred tax liabilities, net	1,760	1,840
Other noncurrent liabilities	12,379	11,481
Total liabilities	173,089	177,059
Commitments and contingencies (Note 10)
Shareholders' deficit
Share capital; $0.0001 par value; 500,000,000 shares authorized at December 31, 2025 and March 31, 2026; 29,353,526 shares issued and 28,943,114 outstanding at December 31, 2025 and 29,428,723 shares issued and 29,008,741 outstanding at March 31, 2026	3	3
Additional paid in capital	169,796	171,070
Treasury shares, at cost, 410,412 shares at December 31, 2025 and 419,982 shares at March 31, 2026	(5,753)	(5,766)
Accumulated deficit	(197,393)	(200,796)
Accumulated other comprehensive loss	(2,601)	(3,125)
Total shareholders' deficit	(35,948)	(38,614)
TOTAL LIABILITIES AND DEFICIT	$137,141	$138,445

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cambium Networks Corporation

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except for share and per share data)

(unaudited)

	Three Months Ended March 31,
	2025	2026

Revenues:
Product	$29,127	$40,241
Subscriptions and services	4,615	4,316
Total revenues	33,742	44,557
Cost of revenues:
Product	16,912	21,057
Subscriptions and services	2,219	849
Total cost of revenue	19,131	21,906
Gross profit:
Product	12,215	19,184
Subscriptions and services	2,396	3,467
Total gross profit	14,611	22,651
Operating expenses
Research and development	9,355	7,907
Sales and marketing	8,418	7,574
General and administrative	6,305	7,996
Depreciation and amortization	137	345
Total operating expenses	24,215	23,822
Operating loss	(9,604)	(1,171)
Interest expense, net	1,971	2,049
Other expense (income), net	63	(225)
Loss before income taxes	(11,638)	(2,995)
Provision for income taxes	378	408
Net loss	$(12,016)	$(3,403)

Loss per share
Basic	$(0.42)	$(0.12)
Diluted	$(0.42)	$(0.12)
Weighted-average number of shares outstanding to compute net loss per share
Basic	28,628,651	28,979,538
Diluted	28,628,651	28,979,538
Comprehensive loss
Net loss	$(12,016)	$(3,403)
Foreign currency translation adjustment	81	(524)
Comprehensive loss	$(11,935)	$(3,927)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cambium Networks Corporation

Consolidated Statements of Shareholders’ Deficit

(in thousands)

(unaudited)

	Three Months Ended March 31, 2025
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
Balance at December 31, 2024	28,612	$3	$163,441	$(5,665)	$(158,855)	$(2,161)	$(3,237)
Net loss	—	—	—	—	(12,016)	—	(12,016)
Share-based compensation	—	—	2,077	—	—	—	2,077
Issuance of vested shares	106	—	—	—	—	—	—
Treasury shares withheld for net settlement	(28)	—	—	(23)	—	—	(23)
Foreign currency translation	—	—	—	—	—	81	81
Balance at March 31, 2025	28,690	$3	$165,518	$(5,688)	$(170,871)	$(2,080)	$(13,118)

	Three Months Ended March 31, 2026
	Share Capital
	Shares	Amount	Additional paid in capital	Treasury shares	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' deficit
Balance at December 31, 2025	28,943	$3	$169,796	$(5,753)	$(197,393)	$(2,601)	$(35,948)
Net loss	—	—	—	—	(3,403)	—	(3,403)
Share-based compensation	—	—	1,274	—	—	—	1,274
Issuance of vested shares	75	—	—	—	—	—	—
Treasury shares withheld for net settlement	(9)	—	—	(13)	—	—	(13)
Foreign currency translation	—	—	—	—	—	(524)	(524)
Balance at March 31, 2026	29,009	$3	$171,070	$(5,766)	$(200,796)	$(3,125)	$(38,614)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Cambium Networks Corporation

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2026

Cash flows from operating activities:
Net loss	$(12,016)	$(3,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	118	308
Amortization of software and intangible assets	890	753
Amortization of deferred debt issuance costs	30	73
Share-based compensation	2,077	1,274
Deferred income taxes	—	80
Provision for inventory excess and obsolescence	(1,436)	(458)
Provision for estimated credit losses	(27)	(269)
Other	(58)	(117)
Change in assets and liabilities:
Receivables	7,013	(9,454)
Inventories	5,885	2,107
Prepaid expenses	(756)	(1,674)
Income taxes receivable	363	715
Accounts payable	(3,486)	2,872
Accrued employee compensation	(777)	260
Accrued liabilities	1,594	2,184
Other assets and liabilities	(4,237)	371
Net cash used in operating activities	(4,823)	(4,378)

Cash flows from investing activities:
Purchases of property and equipment	(217)	(69)
Purchases of software	(1,434)	(703)
Net cash used in investing activities	(1,651)	(772)

Cash flows from financing activities:
Repayment of term loan	(656)	—
Taxes paid from shares withheld	(8)	(13)
Net cash used in financing activities	(664)	(13)
Effect of exchange rate on cash	21	(35)
Net decrease in cash	(7,117)	(5,198)
Cash, beginning of period	34,925	11,331
Cash and restricted cash, end of period	$27,808	$6,133

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds received	$(2)	$(227)
Interest paid	$1,910	$—

Non-cash investing and financing activities:
Decrease in property, equipment and software unpaid or accrued in liabilities	$(3)	$26

Reconciliation of Cash and restricted cash at end of period:
Cash	$27,808	$5,858
Restricted cash	—	275
Total cash and restricted cash	$27,808	$6,133

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

Basis of Presentation

The consolidated financial statements as of March 31, 2026, and for the three-month periods ended March 31, 2025 and 2026, and the related notes are unaudited and include the accounts of Cambium Networks Corporation and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and, in the opinion of management, reflect all adjustments, which comprise only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2026 and results of operations for the three-month periods ended March 31, 2025 and 2026 and cash flows for the three-month periods ended March 31, 2025 and 2026. The consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K and filed with the SEC on May 1, 2026. The results of operations for the three-month period ended March 31, 2026 are not necessarily indicative of the operating results to be expected for the full year.

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

As of March 31, 2026, the Company was not in compliance with its quarterly fixed charge coverage ratio and quarterly consolidated leverage ratio covenants. As of June 30, 2025, the Company ceased payment of principal and interest on the term loan and payment of interest on the revolving credit facility. Such financial covenant and payment defaults afford the lender the right to declare the amounts outstanding immediately due and payable, and although the Company continues regular discussions with the lender, it has not been able to obtain a waiver of the defaults, or otherwise refinance such indebtedness. If the lender were to accelerate the maturity of the Company's indebtedness under the Amended Credit Agreement, the Company would not be able to repay the debt, and therefore, there is substantial uncertainty the Company would be able to continue as a going concern. The Company's obligations under the Amended Credit Agreement mature and become due and payable on November 17, 2026, absent acceleration by the lender.

As the financial covenant and payment defaults afford the lender the right to declare the amounts outstanding immediately due and payable, the term loan facility and the associated debt issuance costs and the revolving credit facility are classified as a current liability and the deferred debt issuance costs associated with the revolving credit facility are classified as a current asset in the accompanying consolidated balance sheets as of December 31, 2025 and March 31, 2026. Please refer to Note 5. Debt, regarding the Company’s debt outstanding under its credit facilities with Bank of America.

The Company continues to take actions to improve its profitability and focus on operating efficiency and reducing discretionary spending, deferring capital expenditures and implementing cost reductions to align its cost structure with current and expected revenue levels. The Company is actively seeking additional capital through possible divestitures and/or capital raising transactions and working on accommodations with its lender to provide it with the financial flexibility needed to meet its obligations as they come due over the next twelve months. The Company's ability to achieve these objectives depends on its ability to complete one or more divestitures of business lines and/or obtain alternative sources of financing in a timely fashion, as well as on its expectations regarding macro-conditions in the markets in which the Company competes, customer acceptance and purchase of its products, buying decisions by its distributors, improvements in its manufacturing challenges with the transition to new manufacturers, and other factors, many of which are not within the Company's control.

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

Update to Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in the 2025 Annual Report on Form 10-K, Part II, Item 8.

Recently issued accounting standards not yet adopted

In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the Securities and Exchange Commission's ("SEC") Disclosure Update and Simplification Initiative. The amendments in this update require modification of certain disclosure and presentation requirements for a variety of ASU topics in response to the SEC's Release No. 33-10532. The effective date for each amended topic in the ASU is the date on which the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendment will be removed from the Codification and not become effective. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

In December 2025, the FASB issued ASU 2025-11, which updates interim reporting guidance under Topic 270 by introducing a principles-based framework for determining the form and content of interim financial statements. The amendments clarify that interim reports should focus on significant changes since the last annual period and require disclosure of material events and transactions occurring during the interim periods. The update also eliminates outdated language, aligns certain interim disclosure requirements with annual reporting, and provides guidance on applying materiality to interim disclosures. ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its interim financial statements and related disclosures.

Note 2. Balance sheet components

Inventories, net

Inventories, net consisted of the following (in thousands):

	December 31,	March 31,
	2025	2026
		(unaudited)
Finished goods	$43,040	$42,500
Raw materials	13,398	11,831
Gross inventory	56,438	54,331
Less: Excess and obsolescence reserve	(28,915)	(28,457)
Inventories, net	$27,523	$25,874

Inventory reserves are established for estimated excess and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on historical usage, known trends, and market conditions and judgment about the anticipated future consumption and our ability to sell the inventory.

Other noncurrent assets

Other noncurrent assets consisted of the following (in thousands):

	December 31,	March 31,
	2025	2026
		(unaudited)
Supplier prepayments	$19,422	$17,835
Other	2,392	2,411
Other noncurrent assets	$21,814	$20,246

Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2025	2026
		(unaudited)
Accrued goods and services	$8,476	$8,405
Accrued loss on supplier commitments	3,166	3,085
Accrued inventory purchases	4,026	4,941
Accrued customer reserves	13,522	12,709
Accrued interest on debt	5,091	6,921
Accrued liabilities	$34,281	$36,061

Accrued warranty

Provisions for warranty claims are primarily related to our hardware products and are recorded at the time products are sold. The change to accrued warranty was as follows (in thousands):

	Year ended December 31,	Three Months Ended March 31,
	2025	2026
		(unaudited)
Beginning balance	$1,443	$1,600
Costs to service warranty	(60)	(92)
Provision increase (decrease), net	217	(25)
Ending balance	$1,600	$1,483

At December 31, 2025, $1.5 million is included in Other current liabilities and $0.1 million is included in Other noncurrent liabilities on the Company's consolidated balance sheets. At March 31, 2026, $1.5 million is included in Other current liabilities on the Company’s consolidated balance sheets.

Other noncurrent liabilities

Other noncurrent liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2025	2026
		(unaudited)
Accrued loss on supplier commitments	$10,817	$10,085
Accrued warranty	109	—
Other liabilities	1,453	1,396
Other noncurrent liabilities	$12,379	$11,481

Note 3. Property and equipment

Property and equipment, net consisted of the following (in thousands):

		December 31,	March 31,
	Useful Life	2025	2026
			(unaudited)
Equipment and tooling	5 years	$31,290	$31,601
Computer equipment	3 years	5,007	5,056
Furniture and fixtures	5 to 10 years	642	652
Leasehold improvements	2 to 13 years	2,235	2,314
Total cost		39,174	39,623
Less: Accumulated depreciation		(35,728)	(36,420)
Property and equipment, net		$3,446	$3,203

Total depreciation expense was $0.1 million and $0.3 million for the three-month periods ended March 31, 2025 and 2026, respectively (unaudited).

Note 4. Software

Software consisted of the following (in thousands):

		December 31, 2025				March 31, 2026
						(unaudited)
	Useful Life	Gross carrying amount	Accumulated amortization	Impairment	Net balance	Gross carrying amount	Accumulated amortization	Net balance

Acquired software and Software for internal use	3 to 7 years	$16,640	$(16,251)	$—	$389	$16,649	$(16,275)	374
Software marketed for external sale	3 years	27,922	(13,744)	(192)	13,986	28,433	(14,461)	13,972
Total		$44,562	$(29,995)	$(192)	$14,375	$45,082	$(30,736)	$14,346

Amortization of acquired software and software for internal use is computed using the straight-line method over an estimated useful life of generally three to seven years. Amortization expense recognized on acquired software and software for internal use is reflected in Depreciation and amortization expense in the consolidated statements of operations and comprehensive loss. Amortization expense was $20 thousand and $30 thousand for the three-month periods ended March 31, 2025 and 2026, respectively (unaudited).

Amortization expense recognized on software to be sold or marketed externally was $0.9 million and $0.7 million for the three-month periods ended March 31, 2025 and 2026, respectively, and is included in Cost of revenues in the consolidated statements of operations and comprehensive loss (unaudited).

The Company completes a net realizable value test on its software to be marketed for external sale for impairment at each reporting period. In the second quarter of 2025, the Company identified one product where the net realizable value was below the unamortized capitalized costs of that product and recognized a $0.2 million impairment. As of March 31, 2026, the gross carrying amount of the software marketed for external sale reflects the impact of the 2025 impairment recognized.

Based on capitalized software assets at March 31, 2026, estimated amortization expense in future fiscal years is as follows (unaudited and in thousands):

Year ending December 31,	Acquired software and Software for internal use	Software marketed for external sale	Total
2026 (April - December)	165	2,574	2,739
2027	90	4,435	4,525
2028	90	4,061	4,151
2029	29	2,601	2,630
2030	—	298	298
Thereafter	—	3	3
Total amortization	$374	$13,972	$14,346

Note 5. Debt

At March 31, 2026, the Company had $21.5 million outstanding under its term loan facility and $45.0 million outstanding under its revolving credit facility. As of March 31, 2026, the Company had no availability left under its revolving credit facility (unaudited).

The following table reflects the breakdown of the term loan and revolving credit facilities at December 31, 2025 and March 31, 2026 (in thousands):

	December 31,	March 31,
	2025	2026
		(unaudited)
Term loan facility	$21,469	$21,469
Revolving credit facility	45,000	45,000
Less: debt issuance costs on term loan facility	(86)	(62)
Total debt, net	66,383	66,407
Less: Current portion of long-term debt, net	(66,383)	(66,407)
Total long-term debt, net	$—	$—

As of December 31, 2025, the effective interest rate on the term loan facility was 9.45%. As of March 31, 2026, the effective interest rate on the term loan facility was 9.45% (unaudited).

As of December 31, 2025, the weighted-average interest rate for borrowings outstanding under the revolving credit facility was 9.23%. As of March 31, 2026, the weighted-average interest rate for borrowings outstanding under the revolving credit facility was 9.20% (unaudited).

In addition to the interest charged on the term loan facility and the revolving credit facility, as a result of the covenant violation, the lender converted the term loan and revolving credit facilities to Base Rate loans on the default date and has imposed an additional 2% interest penalty on all outstanding amounts until the events of default are cured.

The maturity date of the term loan facility and the revolving credit facility, with all amounts outstanding becoming due and payable in full, is November 17, 2026 (the “Maturity Date”).

Loan covenants and violations

The Amended Credit Agreement is subject to financial covenants, including covenants which require the Company to meet key financial ratios and customary affirmative and negative covenants. As of March 31, 2026, the Company was not in compliance with its quarterly consolidated fixed charge coverage ratio and consolidated leverage ratio covenants and did not make the required principal and interest payment on the term loan facility and the interest payment on the revolving credit facility. These events of default afford the lender the right to declare the amounts immediately due and payable on the outstanding term loan principal amount of $21.5 million and the outstanding revolving credit facility amount of $45.0 million. Although the Company continues regular discussions with the lender to address the Company's noncompliance of the covenants, it has been unable to obtain a waiver of the defaults from the lender, or otherwise refinance the indebtedness. There can be no assurances that the lender will not declare the Company in default and accelerate all amounts due under the term loan facility and the revolving credit facility.

The term loan facility and revolving credit facility mature on November 17, 2026, however, the covenant violation gives the lender the right to require immediate payment of the outstanding amounts. Accordingly, the entire $21.5 million outstanding on the term loan facility and the $45.0 million outstanding under the revolving credit facility are classified as current and included in Current portion of long-term debt, net on the consolidated balance sheet as of March 31, 2026. Further, the $0.1 million of unamortized debt issuance costs associated with the term loan facility are classified as current and included in Current portion of long-term debt, net and $0.1 million of unamortized debt issuance costs associated with the revolving credit facility are classified as current and included in Other current assets on the consolidated balance sheet as of March 31, 2026. If the lender requires immediate repayment of the outstanding term loan facility and revolving credit facility, the Company would be required to write-off these unamortized debt issuance costs upon extinguishment of the debt (unaudited).

Interest expense

Net interest expense, including bank charges and amortization of debt issuance costs on the debt, was $2.0 million and $2.0 million for the three-month periods ended March 31, 2025 and 2026, respectively (unaudited).

Note 6. Employee benefit plans

The Company’s significant employee benefit plans currently consist of a defined contribution plan in the United States and a separate defined contribution plan in the UK. The Company does not offer any other elective postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. plan

U.S. regular, full-time employees are eligible to participate in the Cambium Networks, Inc. 401(k) Plan, which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code. Under the Cambium Networks, Inc. 401(k) Plan, the Company contributes a dollar-for-dollar match of the first 4% an employee contributes to the plan. Employees are eligible to participate on the first day of the month following their date of hire and begin receiving company contributions three months after they become eligible to participate in the plan. Company matching contributions are made each pay period, but the funds to not vest until the employee's second anniversary of employment with the Company. Employees are always fully vested in their own contributions. All contributions, including the Company match, are made in cash and invested in accordance with the participants' investment elections. Contributions made by the Company under the Cambium Networks, Inc. 401(k) Plan were $0.3 million and $0.2 million for the three-month periods ended March 31, 2025 and 2026, respectively (unaudited).

UK plan

Regular, full-time UK employees are eligible to participate in the Cambium Networks Ltd. Stakeholder Pension Scheme, which is a qualified defined contribution plan. Employees are eligible to participate on the first of the month following receipt of their enrollment form, and eligible employees are automatically enrolled in the plan at a default employee contribution rate of 3% and a company contribution rate of 5% of the employee’s basic salary. The Company contribution rate increases by 1% for each additional 1% that the employee contributes up to a maximum of 7%. Company matching contributions vest immediately and employees are always vested in their own contributions. All contributions, including the Company match, are made in cash and deposited in the participant’s account each pay period. The total contributed by the Company under this plan was $0.1 million and $0.1 million for the three-month periods ended March 31, 2025 and 2026, respectively (unaudited).

Note 7. Shareholders' equity

2019 Share incentive plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the 2019 Share Incentive Plan (“2019 Plan”). The 2019 Plan provides for the grant of incentive share options, nonqualified share options, share appreciation rights, restricted share awards (“RSAs”), restricted share units (“RSUs”), other share-based awards and performance awards. The share reserve under the 2019 Plan is automatically increased on the first day of each fiscal year, beginning with the fiscal year ended December 31, 2020 and will continue until, and including, the fiscal year ending December 31, 2029. The number of shares added annually is equal to the lowest of 1,320,000 shares, 5% of the number of the Company’s shares outstanding on the first day of such fiscal year, or an amount determined by the Board of Directors. The Company added 1,320,000 shares to the 2019 Plan as of January 1, 2026, under this provision. Due to the Company's noncompliance with Nasdaq Listing Rule 5250(c)(1) (the "Filing Rule"), the Company was not, as of March 31, 2026, able to register these additional shares to be issued under the 2019 Plan.

The Company’s employees, officers, directors, consultants, and advisors are eligible to receive awards under the 2019 Plan. Incentive share options, however, may only be granted to the Company's employees.

Share-based compensation

The following table shows total share-based compensation expense for the three-month periods ended March 31, 2025 and 2026 (unaudited and in thousands):

	Three Months Ended March 31,
	2025	2026
Cost of revenues	$55	$21
Research and development	902	468
Sales and marketing	357	174
General and administrative	763	611
Total share-based compensation expense	$2,077	$1,274

Share options

The Company's time-based share options typically have a contractual term of ten years from grant date and typically vest over a four-year period. The Company recognizes compensation expense associated with its time-based share options on a straight-line basis over the requisite service period.

The following is a summary of option activity for the Company’s share incentive plans for the three-month period ended March 31, 2026 (unaudited):

	Options	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value
Outstanding at December 31, 2025	4,938,997	$9.95	6.1	$—
Options expired	(145,315)	$10.11	—	$—
Options forfeited	(27,531)	$6.56	—	$—
Outstanding at March 31, 2026	4,766,151	$9.97	5.8	$—
Options exercisable at March 31, 2026	3,691,808	$11.14	5.3	$—
Options vested and expected to vest at March 31, 2026	4,727,227	$10.01	5.8

The Company uses the Black-Scholes option pricing model to estimate the fair value of share options. There were no share options granted during the three-month period ended March 31, 2026.

At March 31, 2026, there was $3.8 million in unrecognized pre-tax share-based compensation expense, net of estimated forfeitures, related to unvested time-based share option awards. The unrecognized share-based compensation expense is expected to be recognized through the second quarter of 2028 (unaudited).

Restricted shares

The Company's time-based RSUs typically vest over a four-year period. The Company recognizes compensation expense associated with its time-based RSUs on a straight-line basis over the four-year requisite service period.

The following is a summary of restricted shares activity for the Company’s share incentive plan for the three-month period ended March 31, 2026 (unaudited):

	Units	Weighted average grant date fair value
RSU balance at December 31, 2025	643,791	$3.95
RSUs vested	(75,197)	$5.92
RSUs forfeited	(17,119)	$3.35
RSU balance at March 31, 2026	551,475	$3.70

Of the 75,197 RSUs vested, the Company withheld 9,570 of those shares to pay the employees’ portion of the minimum payroll withholding taxes due at vesting.

The fair value of the RSUs is based on the fair value of the Company's ordinary shares on the grant date. There were no RSUs granted during the three-month period ended March 31, 2026.

As of March 31, 2026, there was $1.7 million in unrecognized pre-tax compensation expense, net of estimated forfeitures, related to unvested time-based restricted share units. The unrecognized compensation expense is expected to be recognized through the fourth quarter of 2028 (unaudited).

Employee share purchase plan

In June 2019, the Company’s Board of Directors adopted, and its shareholders approved, the Employee Share Purchase Plan (“ESPP”). The ESPP was effective on June 25, 2019, and the initial offering period of six months commenced on January 1, 2021. The purchase price of the shares is 85% of the lower of the fair market value of the Company’s ordinary shares on the first trading day of the offering period and the purchase date. The ESPP includes an annual increase to the shares available for sale on the first day of each fiscal year beginning in 2020, equal to the lesser of 275,000 shares, 1% of the outstanding shares as of the last day of the immediately preceding fiscal year, or such other amount as the administrator may determine. The Company added 275,000 shares to the ESPP as of January 1, 2026, under this provision. Due to the Company's noncompliance with the Filing Rule, the Company did not register any additional shares in 2026 for the ESPP. Effective January 1, 2025, the Company temporarily suspended the ESPP program and does not have any current offering periods.

Note 8. Loss per share

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

	Three Months Ended March 31,
	2025	2026

Numerator:
Net loss	$(12,016)	$(3,403)
Denominator:
Basic weighted average shares outstanding	28,628,651	28,979,538
Diluted weighted average shares outstanding	28,628,651	28,979,538
Net loss per share, basic	$(0.42)	$(0.12)
Net loss per share, diluted	$(0.42)	$(0.12)

In the computation of diluted loss per share for the three-month periods ended March 31, 2025 and 2026, the Company did not include any share equivalents because their inclusion would have been anti-dilutive (unaudited).

Note 9. Income taxes

The Company's provision for income taxes is based upon the estimated annual tax rate for the year applied to federal, state and foreign income. The Company recorded a provision for income taxes of $0.4 million for the three-month period ended March 31, 2025 and a provision for income taxes of $0.4 million for the three-month period ended March 31, 2026, with an effective tax rate of (3.2)% and (13.6)%, respectively. For the three months ended March 31, 2026, the Company's effective tax rate of (3.2)% was different from the statutory rate of 21.0%, primarily due to an increase in the valuation allowance on the net deferred tax assets. For the three-month period ended March 31, 2026, the Company’s effective tax rate of (13.6)% was different from the statutory rate of 21.0%, primarily due to an increase in the valuation allowance on the net deferred tax assets. In applying the statutory tax rate in the effective income tax rate reconciliation, the Company used the statutory U.S. federal income tax rate of 21% rather than the Cayman Islands zero percent rate.

Note 10. Commitments and contingencies

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

Purchase commitments with contract manufacturers and suppliers

The Company purchases components from a variety of suppliers and uses contract manufacturers to provide manufacturing services for its products and issues purchase orders for these products and services. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to procure inventory and components based upon criteria as defined by us, such as forecasted demand. The Company may be liable to purchase excess product or aged material from its suppliers following reasonable mitigation efforts. The Company establishes a loss on supplier commitments liability for all product the supplier has procured for which the Company does not expect it will sell. Such loss on purchase commitment liability is included in Accrued liabilities and Other noncurrent liabilities on the Company's consolidated balance sheets, based on the timing of when the liability is expected to be resolved.

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

Indemnification

The Company generally indemnifies its distributors, value added reseller and network operators against claims brought by a third party to the extent any such claim alleges that the Company’s product infringes a patent, copyright or trademark or violates any other proprietary rights of that third party. Although the Company generally tries to limit the maximum amount of potential future liability under its indemnification obligations, in certain agreements this liability may be unlimited. The maximum potential amount of future payments the Company may be required to make under these indemnification agreements is not estimable. The Company did not make any payments under indemnification agreements for the three-month periods ended March 31, 2025 and 2026 (unaudited).

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

Note 11. Segment information

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

See Note 12. Revenues from contracts with customers for additional information about the Company's revenues by product category and geography.

As the Company operates solely within one segment, total assets, property and equipment, net and software, net are reported at the consolidated level on the consolidated balance sheets. The Company's assets include both current and long-lived assets. As of December 31, 2025 and March 31, 2026, segment assets were equal to total consolidated assets included in the consolidated balance sheets of $137.1 million and $138.4 million, respectively.

The Company's long-lived assets, including the Company's property and equipment, software, operating lease right-of-use assets, goodwill, and noncurrent assets, but excluding deferred tax assets, recognized in the consolidated balance sheets were geographically located as follows (in thousands):

	December 31,	March 31,
	2025	2026
		(unaudited)
North America	$25,163	$24,972
Europe, Middle East, Africa	18,306	16,592
Asia Pacific	2,690	2,411
Caribbean and Latin America	—	—

Depreciation and amortization, impairment, property and equipment additions and capital software additions are reported at the consolidated level on the consolidated statements of cash flows. Additional significant non-cash items include the following (unaudited and in thousands):

	Three Months Ended March 31,
	2025	2026
Share-based compensation	$2,077	$1,274
Provision for inventory excess and obsolescence	(1,436)	(458)

Note 12. Revenues from contracts with customers

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

Disaggregation of revenues

Revenues by product category were as follows (unaudited and in thousands, except percentages):

	Three Months Ended March 31,
	2025		2026

Point-to-Multi-Point	$13,149	39%	$17,437	39%
Point-to-Point	8,462	25%	10,322	23%
Enterprise	11,264	33%	16,161	36%
Other	867	3%	637	2%
Total Revenues	$33,742	100%	$44,557	100%

The Company’s products are predominately distributed through third-party logistics providers in the United States, Netherlands and Vietnam. The Company has determined the geographical distribution of product revenues based upon the ship-to destinations.

Revenues by geography were as follows (unaudited and in thousands, except percentages):

	Three Months Ended March 31,
	2025		2026

North America	$18,390	55%	$18,844	42%
Europe, Middle East and Africa	11,054	33%	16,023	36%
Caribbean and Latin America	1,358	3%	4,139	9%
Asia Pacific	2,940	9%	5,551	13%
Total Revenues	$33,742	100%	$44,557	100%

Contract balances

The following table summarizes contract balances as of December 31, 2025 and March 31, 2026 (in thousands):

	December 31, 2025	March 31, 2026
		(unaudited)
Trade accounts receivable, net of allowance for estimated credit losses	$40,274	$49,602
Deferred revenue - current	9,173	8,951
Deferred revenue - noncurrent	12,812	13,302
Accrued sales returns	4,005	4,148

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

The Company considers the credit risk of all customers and regularly monitors credit risk exposure in its trade receivables. The Company’s standard credit terms with its customers are generally net 30 to 60 days. The Company had one customer representing more than 10% of trade receivables at December 31, 2025. The Company had one customer representing more than 10% of trade receivables at March 31, 2026 (unaudited).

Remaining performance obligations

Remaining performance obligations represent the revenue that is expected to be recognized in future periods associated with performance obligations included in a contract that are unsatisfied, or partially satisfied, as of the reporting date. The Company's remaining performance obligations related primarily to software subscriptions and extended warranty, which are recognized as revenue over time and presented as deferred revenue in the consolidated balance sheets. There have been no material changes in the amount or timing of recognition of the Company's remaining performance obligations from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (unaudited).

Cost to obtain a contract

Sales commissions are incremental costs of obtaining a contract. The Company has elected to recognize these expenses as incurred, as the amortization period of these costs is one year or less.

Note 13. Related party transactions

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

For the three-month periods ended March 31, 2025 and 2026, the Company did not have any material related party transactions to disclose (unaudited).

Note 14. Restructuring

On February 24, 2025, the Company announced and initiated a cost reduction plan.

During the three-month period ended March 31, 2025, the Company incurred restructuring charges under the February 2025 plan related to one-time termination costs of approximately $1.5 million which is included in cost of revenues and all operating expense lines in the Company's consolidated statements of operations and comprehensive loss (unaudited). All costs associated with the February 2025 restructuring were incurred and paid as of December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and related notes thereto of Cambium Networks Corporation (“Cambium”, “we”, “our”, or “us”) included elsewhere in this Quarterly Report on Form 10-Q and with the financial statements and related notes and Management’s Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed May 1, 2026. Results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Cambium Networks is a global technology company that designs, develops, and manufactures fixed wireless and PON/XGSPON-based broadband, Wi-Fi, and local area networking ("LAN") switching infrastructure, and security gateway solutions for a wide range of applications, including broadband access, wireless backhaul, Internet of Things ("IoT"), public safety communications, and Wi-Fi access. Our products enable service providers, enterprises, industrial organizations, and governments to deliver exceptional digital experiences and device connectivity, with compelling economics. Our ONE network platform simplifies the management of Cambium Networks' wired and wireless technologies. Our product lines fall into three broad, interrelated categories: Fixed Wireless & fiber Broadband ("FWB"), Enterprise networking, and Subscription and Services.

The FWB portfolio spans point-to-point ("PTP") and point-to-multi-point ("PMP") architectures over multiple standards, and frequency bands, including licensed, unlicensed, and lightly licensed spectrum, and fiber products. Our PMP4600 and PMP 450v platforms have Federal Communications Commission ("FCC") approval to operate in the 6 GHz band in conjunction with our approved Automated Frequency Coordination ("AFC") service, which is gaining adoption in other regions.

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

Trends impacting our business

Factors such as higher interest rates and inflationary pressures, which impact private sector capital investment, and concerns about a global economic slowdown and geopolitical conditions continue to adversely impact demand for our products and services, and increased our cost of revenues and our gross margin. We continue to see a high level of competition in our industry due to slower demand and aggressive pricing. We also see increased competition and pricing pressure from new competitors such as Starlink significantly driving down global connectivity prices, with satellite bandwidth costs dropping roughly 77% over the last five years due to its rapid constellation deployment and lower manufacturer costs. We have also seen increased competition from mobile network operators who are using excess capacity in their mobile network to address fixed wireless broadband needs, and from original design manufacturers who are trying to increase their market share by selling directly to major telecommunications providers. We believe that these market pressures will continue to negatively impact revenues and gross margins for the foreseeable future. We may continue to face risks of technology shifts that could result in inventory becoming obsolete before it is deployed, including as the industry continues its shift to Wi-Fi 7.

We are also impacted by the increases in the prices of memory chips from our semiconductor suppliers. Prices for memory chips have increased rapidly for newer generations of memory, which has had an impact on the supply of current memory, impacting components for both Wi-Fi 7 and Wi-Fi 6. We expect this to continue for the foreseeable future due to the scaling of AI data centers.

We spent 2025 moving production of select products from a third-party manufacturer in Mexico, to a third-party manufacturer in Thailand. The move has been challenged by logistics and production issues due to the complexity of the impacted products as well as challenges present when utilizing a new manufacturer. While the majority of impacted products are in production, issues of scale, yield and supply chain continue to limit our ability to meet customer demand, and this continues into 2026.

We continue to monitor the impact of macroeconomic factors that continue to impact our industry and our business. We also believe that our customers continue to grapple with the impact of these macroeconomic factors on their businesses and future investment plans, leading to business uncertainty and a more constrained approach to forecasts and orders, and decreasing visibility into customer demand. Any prolonged economic disruptions, continued uncertainty over global trade wars, as well as further deterioration in the global economy or continued outbreaks of international hostilities could have a negative impact on demand from our customers in future periods.

The impact of reverse globalization, including a more nationalistic trend globally leading to increasing government requirements for domestically produced products or limiting the sourcing of components and other products from China and elsewhere, has led us to limit our reliance on third-party manufacturers in China. Accordingly, we have moved manufacturing to other locations, particularly Thailand, which has caused some disruptions in our supply operations. Such moves have also required moving manufacture of some products to suppliers who have no recent experience building similar products, further impacting supply operations. Nationalistic trends are occurring in various geographies which may make it impractical for us to do business in some countries, or to seek manufacture in other countries in which we do not currently manufacture products.

Credit Agreement Default

We have been and continue to be out of compliance with financial and other covenants under our credit agreement with Bank of America, which creates doubt about our ability to continue as a going concern. We ceased payment of required quarterly principal and interest on the term loan facility and of periodic interest on the revolving credit facility as of June 2025. Such defaults afford the lender the right to declare the amounts outstanding immediately due and payable. Absent acceleration, our credit agreement matures on November 17, 2026. Absent an infusion of capital from outside financing or a divestiture of business lines, we will be unable to repay this indebtedness when it comes due. Refer to Note 5. Debt, to our consolidated financial statements of this Quarterly Report on Form 10-Q for additional information.

Our cash from operations may not be sufficient for our future working capital, investments and cash requirements, and we have no remaining liquidity for additional borrowings under our credit agreement. If our cash from operations is not sufficient for future working capital needs, we would need to seek additional debt or equity financing or scale back our operations. Although we continue to have regular discussions with the lender, we have not been able to obtain a waiver of the defaults under our credit agreement, or otherwise refinance the indebtedness. If the lender were to decline permission to raise additional capital, if needed, or to accelerate the maturity and declare the full outstanding principal and interest immediately due and payable, we would not be able to repay the debt, and therefore, there is substantial uncertainty we would be able to continue as a going concern. We may not be able to access additional capital resources or financing due to a variety of reasons, including the restrictive covenants in our credit agreement, the status of our financial condition, or the lack of available capital due to global economic conditions. If our financing requirements are not met and we are unable to access additional financing on favorable terms, or at all, our business, financial condition and results of operations could be materially adversely affected and we could cease as a going concern

We continue to take actions to improve our profitability and focus on operating efficiency and reducing discretionary spending, deferring capital expenditures and implementing cost reductions to align our cost structure with current and expected revenue levels. We are actively seeking additional capital through possible divestitures and/or capital raising transactions and working on accommodations with our lender to provide us with the financial flexibility needed to meet our obligations as they come due over the next twelve months. Our ability to achieve these objectives depends on our ability to complete one or more divestitures of business lines and/or obtain alternative sources of financing in a timely fashion, as well as on our expectations regarding macro-conditions in the markets in which we compete, customer acceptance and purchases of our products, buying decisions by our distributors, improvements in our manufacturing challenges with transition to new manufacturers, and other factors. Many of these factors are not within our control and there is no assurance we can successfully navigate the financial challenges we face.

Financial results for the three-month period ended March 31, 2026

•
Total revenue was $44.6 million, an increase of 32.1% year-over-year
•
Gross margin was 50.8%
•
Total costs of revenues and operating expenses were $45.7 million
•
Operating loss was $1.2 million
•
Net loss was $3.4 million

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

Gross profit has been and will continue to be affected by various factors, including changes in product mix. The margin profile of products within each of our core product categories can vary significantly depending on the operating performance, features and manufacturer of the product. Generally, our gross margins on backhaul and fixed wireless access point products are greater than those on our CPE products. Because the ratio of CPE to PMP access points typically increases as network operators build out their networks, increases in follow-on sales to network operators as a percentage of our total sales generally have a downward effect on our overall gross margins. Finally, gross margin will also vary as a function of changes in pricing due to competitive pressure, our third-party manufacturing and other production costs, cost of shipping and logistics, provision for excess and obsolete inventory, loss on supplier commitments, and other factors. We expect our gross margins will fluctuate from period to period depending on the interplay of these various factors.

Operating expenses

We classify our operating expenses as research and development, sales and marketing, and general and administrative expense. Personnel costs are the primary component of each of these operating expense categories, which consist of costs such as salaries, sales commissions, and benefits, as well as share-based compensation expense. Depreciation and amortization of long-lived assets is separately disclosed in the statements of operations and comprehensive loss.

Research and development

In addition to personnel-related costs, research and development expense consists of costs associated with the design and development of our products, product certification, travel, recruiting, shared facility and shared IT costs. We generally recognize research and development expense as incurred. For certain of our software projects under development, we capitalize the development cost during the period between determining technological feasibility of the product and commercial release. We amortize the capitalized development cost upon commercial release, generally over three years, and include the amortization costs in cost of revenues on our statements of operations and comprehensive loss. We typically do not capitalize costs related to the development of first-generation product offerings as technological feasibility generally coincides with general availability of the software.

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

Depreciation and amortization

Depreciation and amortization expenses consist of depreciation related to fixed assets such as computer equipment, furniture and fixtures, and testing equipment, as well as amortization related to acquired software and software for internal use.

Provision for income taxes

Our provision for income taxes consists primarily of income taxes in the jurisdictions in which we conduct business. Management assesses our deferred tax assets in each reporting period, and if it is determined that it is not more likely than not to be realized, we will record a valuation allowance in that period.

Results of operations

The following table presents the consolidated statements of operations, as well as the percentage relationship to total revenues for items included in our consolidated statements of operations for the three-month period ended March 31, 2025 compared to the three-month period ended March 31, 2026 (in thousands):

	Three Months Ended March 31,
(in thousands)	2025	2026
Statements of Operations Data:
Product	$29,127	$40,241
Subscriptions and services	4,615	4,316
Total revenues	33,742	44,557
Cost of revenues:
Product	16,912	21,057
Subscriptions and services	2,219	849
Total cost of revenue	19,131	21,906
Gross profit:
Product	12,215	19,184
Subscriptions and services	2,396	3,467
Total gross profit	14,611	22,651
Operating expenses
Research and development	9,355	7,907
Sales and marketing	8,418	7,574
General and administrative	6,305	7,996
Depreciation and amortization	137	345
Total operating expenses	24,215	23,822
Operating loss	(9,604)	(1,171)
Interest expense, net	1,971	2,049
Other expense (income), net	63	(225)
Loss before income taxes	(11,638)	(2,995)
Provision for income taxes	378	408
Net loss	$(12,016)	$(3,403)

	Three Months Ended March 31,
	2025	2026
Percentage of Revenues:
Product	86.3%	90.3%
Subscriptions and services	13.7%	9.7%
Total revenues	100.0%	100.0%
Cost of revenues:
Product	58.1%	52.3%
Subscriptions and services	48.1%	19.7%
Total cost of revenue	56.7%	49.2%
Gross profit:
Product	41.9%	47.7%
Subscriptions and services	51.9%	80.3%
Total gross profit	43.3%	50.8%
Operating expenses
Research and development	27.7%	17.7%
Sales and marketing	24.9%	17.0%
General and administrative	18.7%	17.9%
Depreciation and amortization	0.4%	0.8%
Total operating expenses	71.8%	53.5%
Operating loss	(28.5)%	(2.6)%
Interest expense, net	5.8%	4.6%
Other expense (income), net	0.2%	(0.5)%
Loss before income taxes	(34.5)%	(6.7)%
Provision for income taxes	1.1%	0.9%
Net loss	(35.6)%	(7.6)%

Comparison of three-month period ended March 31, 2025 to the three-month period ended March 31, 2026

Revenues

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2026	$	%
Product	$29,127	$40,241	$11,114	38.2%
Subscriptions and services	4,615	4,316	$(299)	(6.5)%

Product revenues increased $11.1 million, or 38.2%, from $29.1 million for the three-month period ended March 31, 2025, to $40.2 million for the three-month period ended March 31, 2026, across all product categories, driven by higher demand for our enterprise products as the industry transitions to Wi-Fi 7 and higher demand for our point-to-multi-point products as several large retailers have adopted our 60 GHz product.

Subscriptions and services revenues decreased $0.3 million, or 6.5%, from $4.6 million for the three-month period ended March 31, 2025 to $4.3 million for the three-month period ended March 31, 2026. The decrease was due to lower revenues for both services and software subscriptions.

Revenues by product category

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2026	$	%
Point-to-Multi-Point	$13,149	$17,437	$4,288	32.6%
Point-to-Point	8,462	10,322	1,860	22.0%
Enterprise	11,264	16,161	4,897	43.5%
Other	867	637	(230)	(26.5)%
Total revenues by product category	$33,742	$44,557	$10,815	32.1%

Point-to-Multi-Point

Our PMP product revenues increased $4.3 million, or 32.6%, from the three-month period ended March 31, 2025 to 2026. The increase in point-to-multi-point revenues was driven by higher revenues in all regions except North America, mostly due to higher demand for our 60 GHz products in North America and ePMP in Europe, Middle East, Africa, partially offset lower demand for PMP 450 products in North America.

Point-to-Point

PTP product revenues increased $1.9 million, or 22.0%, from the three-month period ended March 31, 2025 to 2026 mostly driven by higher demand for PTP from defense customers along with an increase in unlicensed microwave products.

Enterprise

Enterprise product revenues increased $4.9 million, or 43.5%, from the three-month period ended March 31, 2025 to 2026. Enterprise revenues increased all regions due to higher demand for switching products in all regions, higher demand for Wi-Fi 7 in North America and higher demand for Wi-Fi 6 in Caribbean and Latin America.

Revenues by geography

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2026	$	%
North America	$18,390	$18,844	$454	2.5%
Europe, Middle East, Africa	11,054	16,023	4,969	45.0%
Caribbean and Latin America	1,358	4,139	2,781	204.8%
Asia Pacific	2,940	5,551	2,611	88.8%
Total revenues by geography	$33,742	$44,557	$10,815	32.1%

Revenues increased in all regions from the three-month period ended March 31, 2025 to March 31, 2026. North America revenues increased $0.5 million, or 2.5%, driven mostly by higher enterprise product revenues with higher demand for Wi-Fi 7 as the conversion to Wi-Fi 7 has begun, partially offset by lower demand for PTP and PMP products. Europe, Middle East, Africa revenues increased $5.0 million, or 45.0%, with revenues increasing across all product categories, but mostly driven by higher PMP and PTP product revenues due to higher demand for ePMP products and PTP products from defense customer and higher enterprise product revenues due to higher demand for switching products. Caribbean and Latin America revenues increased $2.8 million, or 204.8%, across all product categories, mostly driven by enterprise with Wi-Fi 6 products and PMP with ePMP products. Asia Pacific revenues increased $2.6 million, or 88.8%, across all product categories, mostly driven by higher PMP product revenues from 60 GHz and PTP product revenues.

Cost of revenues and gross margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2026	$	%
Product	$16,912	$21,057	$4,145	24.5%
Gross margin	41.9%	47.7%		580 bps

Subscriptions and services	$2,219	$849	$(1,370)	(61.7)%
Gross margin	51.9%	80.3%		2840 bps

Cost of revenues for products increased $4.1 million, or 24.5%, from $16.9 million for the three-month period ended March 31, 2025 to $21.1 million for the three-month period ended March 31, 2026. The increase in cost of revenues was primarily driven by higher revenues, a $2.0 million decrease in the release of loss on supplier commitment expense and $1.0 million decrease in the release of excess and obsolescence reserve, partially offset by $0.4 million lower nonrecurring expenses in 2026, comprised of $0.2 million incurred in 2025 related to moving manufacturing from Mexico to Thailand and $0.2 million of restructuring expenses incurred in 2025 related to the headcount reductions in February 2025.

Cost of revenues for subscriptions and services decreased $1.4 million, or 61.7%, from $2.2 million for the three-month period ended March 31, 2025 to $0.9 million for the three-month period ended March 31, 2026. The decrease was primarily due to lower professional services cost of revenues.

Gross margin for products increased from 41.9% for the three-month period ended March 31, 2025 to 47.7% for the three-month period ended March 31, 2026. The increase primarily reflects the impact from increased revenue from higher margin products, the absence of nonrecurring expenses incurred in 2025 partially offset by the reduction in the benefit from the release of both loss on supplier commitment expense and excess and obsolescence reserve.

Gross margin for subscriptions and services increased from 51.9% for the three-month period ended March 31, 2025 to 80.3% for the three-month period ended March 31, 2026. The increase primarily reflects the impact of lower professional services cost of revenues.

Operating expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2026	$	%
Research and development	$9,355	$7,907	$(1,448)	(15.5)%
Sales and marketing	8,418	7,574	(844)	(10.0)%
General and administrative	6,305	7,996	1,691	26.8%
Depreciation and amortization	137	345	208	151.8%
Total operating expenses	$24,215	$23,822	$(393)	(1.6)%

Research and development

Research and development expense decreased $1.4 million, or 15.5% from $9.3 million for the three-month period ended March 31, 2025 to $7.9 million for the three-month period ended March 31, 2026. The decrease in research and development expense was primarily due to $0.8 million lower staff-related costs, mostly due to a reduction in headcount from February 2025 restructuring activities, $0.6 million lower restructuring expense incurred in 2025 related to the February 2025 restructuring, $0.4 million lower share-based compensation expense, $0.2 million lower engineering materials spend due to fewer projects, and $0.2 million outside contractor and other expenses, partially offset by $0.8 million lower capitalized software development costs due to fewer projects being eligible for capitalization.

Sales and marketing

Sales and marketing expense decreased $0.8 million, or 10.0%, from $8.4 million for the three-month period ended March 31, 2025 to $7.6 million for the three-month period ended March 31, 2026. The decrease in sales and marketing expense was primarily due to $0.7 million lower restructuring expense incurred in 2025 related to the February 2025 restructuring, $0.3 million lower staff-related costs, mostly due to the reduction in headcount from February 2025 restructuring, $0.2 million lower share-based compensation expense, $0.2 million lower restructuring expenses, partially offset by $0.4 million higher variable compensation expense and $0.2 million higher outside contractor expense.

General and administrative

General and administrative expense increased $1.7 million, or 26.8%, from $6.3 million for the three-month period ended March 31, 2025 to $8.0 million for the three-month period ended March 31, 2026. The increase in general and administrative expense was primarily due to $0.8 million higher contractor spend due to employee attrition, $0.8 million higher audit fees due to the restatement, and $0.8 million higher legal fees, partially offset by $0.4 million lower staff-related costs due to employee attrition and $0.2 million lower share-based compensation expense.

Depreciation and amortization

Depreciation and amortization expense increased $0.2 million, or 151.8% from $0.1 million for the three-month period ended March 31, 2025 to $0.3 million for the three-month period ended March 31, 2026.

Interest expense, net

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2026	$	%
Interest expense, net	$1,971	$2,049	$78	4.0%

Interest expense increased $0.1 million, or 4.0%, from $2.0 million for the three-month period ended March 31, 2025 to $2.0 million for the three-month period ended March 31, 2026. The increase was primarily due to lower interest income on lower cash balances partially offset by lower interest expense due to the drop in the prime rate.

Other expense, net

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2026	$	%
Other expense (income), net	$63	$(225)	$(288)	(457.1)%

Other expense (income), net changed from an expense of $0.1 million for the three-month period ended March 31, 2025 to income of $0.2 million for the three-month period ended March 31, 2026, driven by favorable impact from changes in foreign exchange rates.

Provision for income taxes

	Three Months Ended March 31,		Change
(dollars in thousands)	2025	2026	$	%
Provision for income taxes	$378	$408	$30	7.9%
Effective income tax rate	(3.2)%	(13.6)%

Our provision for income taxes is based upon the estimated annual tax rate for the year applied to federal, state and foreign income. Our provision for income taxes was $0.4 million for the three-month period ended March 31, 2025 versus a provision for income taxes of $0.4 million for the three-month period ended March 31, 2026. The effective income tax rates were (3.2)% and (13.6)% over the same periods, respectively. Our effective tax rates were different from the statutory rate of 21.0% primarily due to an increase in the valuation allowance on the net deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2026, we had a cash balance of $6.1 million, a decrease of $5.2 million from December 31, 2025. Our primary liquidity needs are: (i) to fund normal operating expenses; and (ii) to fund capital expenditures. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development efforts, the timing of new product introductions, market acceptance of our products and overall economic conditions.

We continue to take actions to improve our profitability and focus on operating efficiency and reducing discretionary spending, deferring capital expenditures and implementing cost reductions to align our cost structure with current and expected revenue levels. We are actively seeking additional capital through possible divestitures and/or capital raising transactions and working on accommodations with our lender to provide us with the financial flexibility needed to meet our obligations as they come due over the next twelve months. Our ability to achieve these objectives depends on our ability to complete one or more divestitures of business lines and/or obtain alternative sources of financing in a in a timely fashion, as well as on our expectations regarding macro-conditions in the markets in which we compete, customer acceptance and purchases of our products, buying decisions by our distributors, improvements in our manufacturing challenges with transition to new manufacturers, and other factors. Many of these factors are not within our control and there is no assurance we can successfully navigate the financial challenges that we face.

As of March 31, 2026, we were not in compliance with our quarterly fixed charge coverage ratio and quarterly consolidated leverage ratio covenants. In June 2025, we ceased paying principal and interest on our term loan facility and interest on our revolving credit facility. Such defaults afford the lender the right to declare the amounts outstanding thereunder immediately due and payable. We continue to work with the bank to address our noncompliance with the covenants, but have not been able to obtain a waiver of the defaults, or otherwise refinance such indebtedness. If the lender were to accelerate the maturity and declare the full outstanding principal and interest immediately due and payable, we would not be able to repay the debt, and therefore, there is substantial uncertainty we would be able to continue as a going concern. We may not be able to access additional capital resources or financing due to a variety of reasons, including the restrictive covenants in our credit agreement, the status of our financial condition, or the lack of available capital due to global economic conditions. If our operating cash flow is not sufficient to meet our requirements, and we are unable to access additional financing on favorable terms, or at all, our business, financial condition and results of operations could be materially adversely affected and we could cease as a going concern. Please refer to Note 5. Debt in the Notes to the Unaudited Consolidated Financial Statements, regarding our debt outstanding under our credit facilities.

Cash Flows

The following table sets forth summarized cash flow data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2026
Cash used in operating activities	$(4,823)	$(4,378)
Cash used in investing activities	$(1,651)	$(772)
Cash used in financing activities	$(664)	$(13)

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

Net cash used in operating activities for the three-month period ended March 31, 2026 of $4.4 million consisted primarily of net loss of $3.4 million, adjustments for non-cash charges for depreciation and amortization and other non-cash impacts of $1.0 million, share-based compensation expense of $1.3 million and change in deferred taxes of $0.1 million, offset by an increase in estimate of credit losses of $0.3 million and a reduction in inventory excess and obsolescence of $0.5 million, along with changes in operating assets and liabilities that resulted in net cash outflow of $2.6 million. The changes in operating assets and liabilities consisted primarily of $9.5 million increase in accounts receivable due to higher sales and $1.7 million increase in prepaid expenses, partially offset by $2.9 million increase in accounts payable due to timing of payments, $2.2 million increase in accrued liabilities, mostly related to an increase in accrued interest on debt, $2.1 million reduction in inventory, mostly from consumption of components, $0.7 million reduction in income taxes receivable, $0.4 million higher other assets and liabilities and $0.3 million increase in accrued employee compensation.

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

During the three-month period ended March 31, 2026, net cash used by financing activities of $13 thousand was due to taxes paid from shares withheld for net settlement of taxes due on vesting of restricted shares issued to our employees.

Debt

As of March 31, 2026, we had $21.5 million outstanding on our term loan facility and $45.0 million outstanding on our revolving credit facility with Bank of America. The effective interest rate on the term loan facility at March 31, 2026 was 9.45% and the weighted-average interest rate on our revolving credit facility was 9.20%.

As of March 31, 2026, we were not in compliance with our quarterly fixed charge coverage ratio and quarterly consolidated leverage ratio covenants. In addition, in June 2025, we ceased paying the principal and interest on the term loan and interest on the revolving credit facility, resulting in a payment default which is also continuing. Such defaults afford the lender the right to declare the amounts outstanding under our credit agreement immediately due and payable. To provide us with the financing flexibility needed to meet our obligations as they come due over the next twelve months, we are actively seeking additional capital through possible divestitures and/or capital raising transactions and working with the lender to address our non-compliance. If the lender were to accelerate the maturity of our indebtedness under the credit agreement, there is substantial uncertainty that we would be able to secure capital resources to repay the amounts due. Absent acceleration of payment, our term facility and revolving credit facility matures on November 17, 2026, at which time the outstanding principal and interest will be due. Refer to Note 5. Debt, to our unaudited consolidated financial statements in Part I of this Form 10-Q for additional information.

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

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2025, filed on May 1, 2026, for a more complete discussion of our critical accounting policies and estimates. Since the filing of our Form 10-K, there have been no material changes in our significant accounting estimates from those disclosed therein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Excluding the impact of changes in interest rates and the uncertainty in the global financial markets, there have been no material changes to our market risk for the three-month period ended March 31, 2026. We conduct business in all parts of the world and are thereby exposed to market risks related to fluctuations in foreign currency exchange rates. The U.S. dollar is the single largest currency in which our revenue contracts are denominated. Any decline in the value of local foreign currencies against the U.S. dollar results in our products and services being more expensive to a potential foreign customer. In those instances where our goods and services have already been sold, receivables may be more difficult to collect. Additionally, in jurisdictions where the revenue contracts are denominated in U.S. dollars and operating expenses are incurred in the local currency, any decline in the value of the U.S. dollar will have an unfavorable impact to operating margins. We have not entered into any foreign currency hedging transactions. We do not purchase or hold any derivative financial instruments for speculation or arbitrage.

We do not hold any cash in any investment accounts and all cash is deposited with financial institutions that management believes are of high credit quality. Our cash consists primarily of U.S. dollar denominated demand accounts.

We had $21.5 million outstanding on our term loan facility and $45.0 million outstanding on our revolving credit facility as of March 31, 2026. We are exposed to interest rate risk from fluctuations in the Prime Rate that is a component of the interest rate used to calculate interest expense on both the term and revolving credit facilities. Interest accrues on the outstanding principal amount of the term loan facility and revolving credit facility at a rate equal to the Prime Rate plus an applicable margin of 2.25%. At March 31, 2026, the effective interest rate on the term loan was 9.45%. A hypothetical 100-basis point increase in interest rates would result in an additional $0.2 million in interest expense related to the term credit facility per year. At March 31, 2026, the weighted-average interest rate on the revolving credit facility was 9.20%. A hypothetical 100-basis point increase in interest rates would result in an additional $0.5 million in interest expense related to the revolving credit facility per year. These rates do not include an additional 2% default rate penalty that was added on both the term loan and revolving loan facilities as a result of the event of default that was assessed beginning in the fourth quarter of 2024.

There have been no other material changes in our market risk since December 31, 2025.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and interim principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and interim principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting, previously reported in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025, management identified the following material weaknesses in internal controls over financial reporting during the year ended December 31, 2025:

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

For additional information, see Note 10. Commitments and contingencies in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Part I, Item 3. Legal Proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 1A. Risk Factors.

There have been no material changes to the risk factors as disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three-month period ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

CAMBIUM NETWORKS CORPORATION

Date: May 20, 2026	By:	/s/ Morgan C. Kurk
Morgan C. Kurk
President and Chief Executive Officer

Date: May 20, 2026	By:	/s/ Mitchell Cohen
Mitchell Cohen
Interim Chief Financial Officer